Form 10-Q
period 2021-03-31
NorthEast Community Bancorp, Inc./MD/
filed 2021-06-28
CIK 1847398

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 333-253982

NorthEast Community Bancorp, Inc.

(Exact name of registrant as specified in its charter)

Maryland	86-3173858
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

325 Hamilton Avenue

White Plains, New York 10601

(Address of Principal Executive Offices)

(914) 684-2500

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes      No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  ☒    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer		Accelerated filer	

Non-accelerated filer	☒	Smaller reporting company	☒	Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒

As of June 28, 2021, there were no shares of the registrant’s common stock outstanding.

NorthEast Community Bancorp, Inc.

Quarterly Report on Form 10-Q

For the quarterly period ended March 31, 2021

EXPLANATORY NOTE

NorthEast Community Bancorp, Inc., a Maryland corporation (the “Holding Company”), filed a Registration Statement on Form S-1 (the “Form S-1), as amended, with the U.S. Securities and Exchange Commission (the “SEC”), which the SEC declared effective on May 14, 2021. The Form S-1 includes financial statements for the Holding Company’s fiscal year ended December 31, 2020 and 2019. The Holding Company is filing this Form 10-Q pursuant to Rule 13a-13 of the Securities Exchange Act of 1934, as amended, to file financial statements for the first quarter subsequent to the quarter reported upon the Form S-1.

The Holding Company was incorporated in March 2021 by NorthEast Community Bancorp, Inc. (the “Company”), a federally-chartered corporation currently existing as the mid-tier holding company for NorthEast Community Bank, White Plains, New York (the “Bank”), to be the Bank’s holding company upon completion of the Bank’s “second-step” conversion from the mutual holding company to the stock holding company form of organization. Upon completion of the conversion, the Holding Company will own all of the Bank’s outstanding capital stock and will direct, plan and coordinate the Bank’s business activities. The Holding Company is not currently an operating company, has not issued any shares, has engaged only in organizational activities to date and has no significant assets, contingent or other liabilities, revenues or expenses. Therefore, the information presented in this report is on a consolidated basis for the Company.

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

NORTHEAST COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	March 31,	December 31,
	2021	2020

	(In thousands, except share
	and per share amounts)
ASSETS
Cash and amounts due from depository institutions	$4,509	$7,613
Interest-bearing deposits	51,357	61,578
Cash and cash equivalents	55,866	69,191
Certificates of deposit	100	100
Equity Securities	10,178	10,332
Securities available-for-sale, at fair value	2	2
Securities held-to-maturity (fair value of $7,038 and $7,519, respectively)	6,939	7,382
Loans receivable	835,766	824,708
Deferred loan (fees) costs, net	252	113
Allowance for loan losses	(5,102)	(5,088)
Net loans	830,916	819,733
Premises and equipment, net	18,927	18,675
Investments in restricted stock, at cost	1,595	1,595
Bank owned life insurance	24,838	24,691
Accrued interest receivable	3,887	3,838
Goodwill	651	651
Real estate owned	1,996	1,996
Property held for investment	1,509	1,518
Right of Use Assets – Operating	2,962	3,094
Right of Use Assets – Financing	362	363
Other assets	4,421	5,060
Total assets	$965,149	$968,221
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing	$223,000	$221,371
Interest bearing	542,004	550,335
Total deposits	765,004	771,706
Advance payments by borrowers for taxes and insurance	2,473	2,258
Federal Home Loan Bank advances	28,000	28,000
Lease Liability – Operating	2,989	3,115
Lease Liability – Financing	469	460
Accounts payable and accrued expenses	9,188	8,857
Total liabilities	808,123	814,396

See notes to consolidated financial statements.

NORTHEAST COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (continued)

(Unaudited)

	March 31,	December 31,
	2021	2020

	(In thousands, except share
	and per share amounts)
Stockholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 19,000,000 shares authorized; 13,225,000 shares issued; and 12,194,611 shares outstanding at March 31, 2021 and December 31, 2020, respectively	$132	$132
Additional paid-in capital	56,932	56,901
Unearned Employee Stock Ownership Plan (“ESOP”) shares	(1,231)	(1,296)
Treasury stock – at cost, 1,030,389 shares at March 31, 2021 and December 31, 2020, respectively	(7,032)	(7,032)
Retained earnings	108,408	105,305
Accumulated other comprehensive loss	(183)	(185)
Total stockholders’ equity	157,026	153,825
Total liabilities and stockholders’ equity	$965,149	$968,221

See notes to consolidated financial statements.

NORTHEAST COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2021	2020

	(In thousands, except per share amounts)
INTEREST INCOME:
Loans	$11,727	$12,244
Interest-earning deposits	10	320
Securities – taxable	83	115
Total Interest Income	11,820	12,679
INTEREST EXPENSE:
Deposits	1,282	3,063
Borrowings	174	156
Financing Lease	9	9
Total Interest Expense	1,465	3,228
Net Interest Income	10,355	9,451
Provision for loan loss	17	14
Net Interest Income after Provision for Loan Losses	10,338	9,437
NON-INTEREST INCOME:
Other loan fees and service charges	322	270
Earnings on bank owned life insurance	147	156
Investment advisory fees	118	114
Unrealized gain (loss) on equity securities	(155)	206
Other	11	136
Total Non-Interest Income	443	882
NON-INTEREST EXPENSES:
Salaries and employee benefits	3,657	3,277
Occupancy expense	573	478
Equipment	249	217
Outside data processing	487	425
Advertising	24	52
Real estate owned expense	41	47
Other	1,523	1,572
Total Non-Interest Expenses	6,554	6,068
INCOME BEFORE PROVISION FOR INCOME TAXES	4,227	4,251
PROVISION FOR INCOME TAXES	982	995
NET INCOME	$3,245	$3,256
EARNINGS PER COMMON SHARE – BASIC AND DILUTED	$0.27	$0.27
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	12,068	12,042
DIVIDENDS DECLARED PER COMMON SHARE	$0.03	$0.03

See notes to consolidated financial statements.

NORTHEAST COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2021	2020

	(In thousands)
Net Income	$3,245	$3,256
Other comprehensive income (loss):
Defined benefit pension:
Reclassification adjustments out of accumulated other comprehensive loss:
Amortization of prior service cost(1)	—	4
Amortization of actuarial loss(1)	8	4
Actuarial gain arising during period	(6)	(4)
Total	2	4
Income tax effect(2)	1	6
Total other comprehensive (loss) income	3	10
Total Comprehensive Income	$3,248	$3,266
(1)	Amounts are included in salaries and employees benefits in the audited consolidated statements of operations as part of net periodic pension cost. See Note 16 for further information.
(2)	Amounts are included in provision for income taxes in the audited consolidated statements of operations.

See notes to consolidated financial statements.

NORTHEAST COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Three Months Ended March 31, 2021 and 2020

(Unaudited)

						Accumulated
		Additional				Other
	Common	Paid- in	Unearned	Retained	Treasury	Comprehensive
	Stock	Capital	ESOP Shares	Earnings	Stock	Loss	Total

	(In thousands, except share and per share amounts)
Balance – December 31, 2019	$132	$56,902	$(1,555)	$93,767	$(7,032)	$(101)	$142,113
Net income	—	—	—	3,256	—	—	3,256
Other comprehensive loss	—	—	—	—	—	10	10
Cash dividend declared ($0.03 per share)	—	—	—	(361)	—	—	(361)
ESOP shares earned	—	8	65	—	—	—	73
Balance – March 31, 2020	$132	$56,910	$(1,490)	$96,662	$(7,032)	$(91)	$145,091

Balance – December 31, 2020	$132	$56,901	$(1,296)	$105,305	$(7,032)	$(185)	$153,825
Net income	—	—	—	3,245	—	—	3,245
Other comprehensive loss	—	—	—	—	—	3	3
Cash dividend declared ($0.03 per share)	—	—	—	(144)	—	—	(144)
ESOP shares earned	—	32	65	—	—	—	97
Balance – March 31, 2021	$132	$56,933	$(1,231)	$108,406	$(7,032)	$(182)	$157,026

See notes to consolidated financial statements.

NORTHEAST COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2021	2020

	(In thousands)
Cash Flows from Operating Activities:
Net income	$3,245	$3,256
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of securities premiums and discounts, net	(1)	(1)
Provision for loan losses	17	14
Depreciation	294	249
Net accretion of deferred loan fees and costs	(10)	(34)
Deferred income tax expense	(203)	(19)
Unrealized gain (loss) recognized on equity securities	155	(206)
Earnings on bank owned life insurance	(147)	(156)
ESOP compensation expense	97	73
Increase in accrued interest receivable	(49)	(249)
Decrease in other assets	984	2,524
Increase (Decrease) in accounts payable and accrued expenses	216	(1,643)
Net Cash Provided by Operating Activities	4,598	3,808
Cash Flows from Investing Activities:
Net increase in loans	(11,190)	(39,913)
Principal repayments on securities available-for-sale	—	1
Principal repayments on securities held-to-maturity	444	288
Net (Purchase) redemptions of restricted stock	—	(315)
Purchases of premises and equipment	(547)	(307)
Net Cash Used in Investing Activities	(11,293)	(40,246)
Cash Flows from Financing Activities:
Net (decrease) increase in deposits	(6,702)	(54,562)
Proceeds from FHLB of NY advances	—	7,000
Increase (Decrease) in advance payments by borrowers for taxes and insurance	215	(173)
Cash dividends paid	(143)	(360)
Net Cash (Used in) Provided by Financing Activities	(6,630)	(48,095)
Net Decrease in Cash and Cash Equivalents	(13,325)	(84,533)
Cash and Cash Equivalents – Beginning	69,191	127,675
Cash and Cash Equivalents – Ending	$55,866	$43,142

	Three Months Ended March 31,
	2021	2020

	(In thousands)
Supplementary Cash Flows Information:
Income taxes paid	$76	$75
Interest paid	$1,490	$3,228
Supplementary Disclosure of Non-Cash Investing and Financing Activities:
Dividends declared and not paid	$144	$361

See notes to consolidated financial statements.

NORTHEAST COMMUNITY BANCORP, INC.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands/millions, unless otherwise stated)

(Unaudited)

NORTHEAST COMMUNITY BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Summary of Significant Accounting Policies

The following is a description of the Company’s business and significant accounting and reporting policies:

Nature of Business:

Northeast Community Bancorp, Inc. (the “Company”) is a Federally-chartered corporation that was organized to be a mid-tier holding company for Northeast Community Bank (the “Bank”) in conjunction with the Bank’s reorganization from a mutual savings bank to a mutual holding company structure on July 5, 2006. The Bank is a New York State-chartered savings bank and completed its conversion from a federally-chartered savings bank effective as of the close of business on June 29, 2012. The Company’s primary activity is the ownership and operation of the Bank.

The Bank is headquartered in White Plains, New York. The Bank was founded in 1934 and is a community oriented financial institution dedicated to serving the financial services needs of individuals and businesses within its market area. The Bank currently conducts business through its nine branch offices located in Bronx, New York, Orange, Rockland and Westchester Counties in New York and Essex, Middlesex and Norfolk Counties in Massachusetts and three loan production offices located in White Plains, New York, New City, New York and Danvers, Massachusetts.

The Bank’s principal business consists of originating primarily construction loans and, to a lesser extent, commercial and industrial loans and multifamily and mixed-use residential real estate loans and non-residential real estate loans. The Bank offers a variety of retail deposit products to the general public in the areas surrounding its main office and its branch offices, with interest rates that are competitive with those of similar products offered by other financial institutions operating in its market area. The Bank also utilizes borrowings as a source of funds. The Bank’s revenues are derived primarily from interest on loans and, to a lesser extent, interest on investment securities and mortgage-backed securities. The Bank also generates revenues from other income including deposit fees, service charges and investment advisory fees.

The Bank also offers investment advisory and financial planning services under the name Harbor West Wealth Management Group, a division of the Bank, through a networking arrangement with a registered broker-dealer and investment advisor.

New England Commercial Properties LLC, a New York limited liability company and wholly owned subsidiary of the Bank, was formed in October 2007 to facilitate the purchase or lease of real property by the Bank. New England Commercial Properties, LLC currently owns one foreclosed property located in Pennsylvania.

NECB Financial Services Group, LLC (“NECB Financial”), a New York limited liability company and wholly owned subsidiary of the Bank, was formed in the third quarter of 2012 as a complement to Harbor West Wealth Management Group to sell life insurance and fixed rate annuities. NECB Financial is licensed in the States of New York and Connecticut.

72 West Eckerson LLC, a New York limited liability company and wholly owned subsidiary of the Bank, was formed in April 2015 to facilitate the purchase or lease of real property by the Bank and currently owns the branch locations in Spring Valley, New York and Monroe, New York.

166 Route 59 Realty LLC, a New York limited liability company and wholly owned subsidiary of the Bank, was formed in April 2021 to facilitate the purchase or lease of real property by the Bank and currently owns the property for a proposed branch located in Airmont, New York.

Principal of Consolidations:

The accompanying unaudited consolidated financial statements include the accounts of the Company, the Bank, NECP, NECB Financial, 72 West Eckerson, and 166 Route 59 Realty (collectively the “Company”) and have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All significant inter-company accounts and transactions have been eliminated in consolidation. The accounting and reporting policies of the Company and its subsidiaries conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”) and to the rules and regulations of the Securities and Exchange Commission (the “SEC”), including the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. The unaudited consolidated interim financial information should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the prospectus of NorthEast Community Bancorp, Inc., filed with the SEC pursuant to Rule 424(b)(3) on May 24, 2021.

In the opinion of the Company, all adjustments (consisting only of normal recurring accruals) that are necessary for a fair presentation of the operating results for the interim periods have been included. The results of operations for periods of less than a year are not necessarily indicative of results for the full year.

Use of Estimates:

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenue and expenses during the reporting period. Estimates that are particularly susceptible to change in the near term, including novel coronavirus (“COVID-19”) related changes, are used in connection with the determination of the allowance for loan losses, the review of the need for a valuation allowance of the Company’s deferred tax assets and the fair value of financial instruments.

COVID-19:

The Company continues to monitor the impact of COVID-19 and considers these disruptions to be temporary. If the disruptions continue, this might have an adverse effect on the Company’s results of operations, financial position, and liquidity in 2021. Further, a decrease in the results of future operations might place a strain on the Company’s regulatory capital ratios.

Note 2 — Mutual Holding Company Reorganization and Regulatory Capital

The Company and the Bank are subject to regulatory capital requirements promulgated by the federal banking agencies. The Federal Reserve establishes capital requirements, including well capitalized standards, for the consolidated financial holding company, and the FDIC has similar requirements for the Company’s subsidiary bank. Prior to January 1, 2015, quantitative measures were established by regulation to ensure capital adequacy which required the Bank to maintain minimum amounts and ratios of Total, Tier 1 capital (as defined by regulations) to risk-weighted assets (as defined), and of Core tier 1 capital to adjusted total assets (as defined).

Effective January 1, 2015, the Company adopted the Basel III final rule. Based on the Company’s capital levels and statement of condition composition at December 31, 2020, the implementation of the new rule had no material impact on our regulatory capital level or ratios at the Bank level. The new rule established limits at the Company level and increased the minimum Tier 1 capital to risk based assets requirement from 4% to 6% of risk-weighted assets; established a new common equity Tier 1 capital; and assigned a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The new rule has a capital conservation buffer requirement that was phased in at a rate of 0.625% annually beginning January 1, 2016 through January 1, 2020, when full capital conservation buffer requirement of 2.50% became effective. The Bank met all capital adequacy requirements to which it was subject as of March 31, 2021 and December 31, 2020.

The following table presents information about the Bank’s capital levels at the dates presented:

			Regulatory Capital Requirements
			Minimum Capital			For Classification as
	Actual		Adequacy(1)			Well-Capitalized
	Amount	Ratio	Amount		Ratio	Amount		Ratio

	(Dollars in Thousands)
As of March 31, 2021:
Total capital (to risk-weighted assets)	$147,809	14.04%	$	$≥84,248	≥8.00%	$	$≥105,310	≥10.00%
Tier 1 capital (to risk-weighted assets)	142,735	13.55		≥63,186	≥6.00		≥84,248	≥8.00
Common equity tier 1 capital (to risk-weighted assets)	142,735	13.55		≥47,389	≥4.50		≥68,451	≥6.50
Core (Tier 1) capital (to adjusted total assets)	142,735	14.96		≥38,174	≥4.00		≥47,717	≥5.00
As of December 31, 2020:
Total capital (to risk-weighted assets)	$143,021	13.72%	$	$≥83,399	≥8.00%	$	$≥104.249	≥10.00%
Tier 1 capital (to risk-weighted assets)	137,962	13.23		≥62,550	≥6.00		≥83,399	≥8.00
Common equity tier 1 capital (to risk-weighted assets)	137,962	13.23		≥46,912	≥4.50		≥67,762	≥6.50
Core (Tier 1) capital (to adjusted total assets)	137,962	14.79		≥37,304	≥4.00		≥46,629	≥5.00
(1)	Ratios do not include the capital conservation buffer.

Based on the most recent notification by the FDIC, the Bank was categorized as “well capitalized” under the regulatory framework for prompt corrective action. There have been no conditions or events that have occurred since notification that management believes have changed the Bank’s category.

Note 3 — Equity Securities

The following table is the schedule of Equity Securities at March 31, 2021 and December 31, 2020. The Equity Securities consists of our investment in a market-rate bond mutual fund that invests in high quality fixed income bonds, mainly government agency securities whose proceeds are designed to positively impact community development throughout the United States. The mutual fund focuses exclusively on providing Affordable Housing for Low- and Moderate-Income borrowers and renters, including those in Majority Minority Census Tracts.

	March 31,	December 31,
	2021	2020

	(In Thousands)
Equity Securities, at Fair Value	$10,178	$10,332

The following is a summary of unrealized gains recognized in net income on equity securities during the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020

	(In Thousands)
Unrealized net gain (loss) recognized during the reporting period
on equity securities still held at the reporting date	$(155)	$206

Note 4 — Securities Available-for-Sale

The following table summarized the Company’s portfolio of securities available-for-sale at March 31, 2021 and December 31, 2020.

	March 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In Thousands)
Mortgage-backed securities – residential:
Federal Home Loan Mortgage Corporation	$2	$—	$—	$2
	$2	$—	$—	$2

	December 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In Thousands)
Mortgage-backed securities – residential:
Federal Home Loan Mortgage Corporation	$2	$—	$—	$2
	$2	$—	$—	$2

There were no sales of securities available-for-sale as of March 31, 2021 and December 31, 2020.

Contractual final maturities of mortgage-backed securities were as follows:

	March 31, 2021
	Amortized Cost	Fair Value

	(In Thousands)
Due after one year but with five years	$2	$2
	$2	$2

The maturities shown above are based upon contractual final maturity. Actual maturities will differ from contractual maturities due to scheduled monthly repayments and due to the underlying borrowers having the right to prepay their obligations. At March 31, 2021 and December 31, 2020, the Company had no unrealized loss.

Note 5 — Securities Held-to-Maturity

The following table summarized the Company’s portfolio of securities held-to-maturity at March 31, 2021 and December 31, 2020.

	March 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In Thousands)
Municipal Bonds	$4,189	$—	$—	$4,189
Mortgage-backed securities – residential:
Government National Mortgage Association	$835	$26	$—	$861
Federal Home Loan Mortgage Corporation	57	—	1	56
Federal National Mortgage Association	959	35	—	994
Collateralized mortgage obligations – GSE	899	39	—	938
	$2,750	$100	$1	$2,849
	$6,939	$100	$1	$7,038

	December 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In Thousands)
Municipal Bonds	$4,189	$—	$—	$4,189
Mortgage-backed securities – residential:
Government National Mortgage Association	$933	$25	$—	$958
Federal Home Loan Mortgage Corporation	59	—	1	58
Federal National Mortgage Association	1,097	45	—	1,142
Collateralized mortgage obligations – GSE	1,104	68	—	1,172
	$3,193	138	1	$3,330
	$7,382	$138	$1	$7,519

Contractual final maturities of mortgage-backed securities and municipal bonds were as follows at March 31, 2021:

	March 31, 2021
	Amortized	Fair
	Cost	Value

	(In Thousands)
Due within one year	$4,150	$4,175
Due after one but within five years	949	949
Due after five but within ten years	—	—
Due after ten years	1,840	1,914
	$6,939	$7,038

The maturities shown above are based upon contractual final maturity. Actual maturities will differ from contractual maturities due to scheduled monthly repayments and due to the underlying borrowers having the right to prepay their obligations.

The age of unrealized losses and the fair value of related securities held-to-maturity were as follows:

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

	(In Thousands)
March 31, 2021:
Federal Home Loan Mortgage Corporation	$—	$—	$42	$1	$42	$1
	$—	$—	$42	$1	$42	$1

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

	(In Thousands)
December 31, 2020:
Federal Home Loan Mortgage Corporation	$42	$1	$—	$—	$42	$1
	$42	$1	$—	$—	$42	$1

At March 31, 2021, one mortgage-backed security had unrealized loss. Management concluded that the unrealized loss reflected above for the mortgage-backed security was temporary in nature since the loss was related primarily to market interest rates and not related to the underlying credit quality of the issuer of the security. Additionally, the Company has the ability and intent to hold the security for the time necessary to recover the amortized cost. At December 31, 2020, there was one mortgage-backed security with unrealized loss.

Note 6 — Loans Receivable and the Allowance for Loan Losses

Loans are stated at unpaid principal balances plus net deferred loan origination fees and costs less an allowance for loan losses. Interest on loans receivable is recorded on the accrual basis. An allowance for uncollected interest is established on loans where management has determined that the borrowers may be unable to meet contractual principal and/or interest obligations or where interest or principal is 90 days or more past due, unless the loans are well secured with a reasonable expectation of collection. When a loan is placed on nonaccrual, an allowance for uncollected interest is established and charged against current income. Thereafter, interest income is not recognized unless the financial condition and payment record of the borrower warrant the recognition of interest income. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time (generally six months) and the ultimate collectability of the total contractual principal and interest is no longer in doubt. Interest on loans that have been restructured is accrued according to the renegotiated terms. Net loan origination fees and costs are deferred and amortized into interest income over the contractual lives of the related loans by use of the level yield method. Past due status of loans is based upon the contractual due date. Prepayment penalties received on loans which pay in full prior to the scheduled maturity are included in interest income in the period the prepayment penalties are collected.

The composition of loans were as follows at March 31, 2021 and December 31, 2020:

	March 31,	December 31,
	2021	2020

	(In Thousands)
Residential real estate:
One-to-four family	$5,708	$6,170
Multi-family	90,022	90,506
Mixed-use	29,113	30,508
Total residential real estate	124,843	127,184
Non-residential real estate	57,981	60,665
Construction	563,239	545,788
Commercial and industrial	89,602	90,577
Overdrafts	62	452
Consumer	39	42
Total Loans	835,766	824,708
Allowance for loan losses	(5,102)	(5,088)
Deferred loan (fees) costs, net	252	113
	$830,916	$819,733

Loans serviced for the benefit of others totaled approximately $7,920,000 and $11,876,000 at March 31, 2021 and December 31, 2020, respectively. The value of mortgage servicing rights was not material at March 31, 2021 and December 31, 2020. The Company did not issue Payroll Protection Program (“PPP”) loans associated with the Coronavirus Response and Relief Supplemental Appropriations Act of 2021 (the “CARES Act”) in 2021 or 2020.

The Company had no loans to related parties at March 31, 2021 and December 31, 2020. In addition, the Company did not originate any loans to related parties in 2021 or 2020.

The allowance for loan losses represents management’s estimate of losses inherent in the loan portfolio as of the balance sheet date and is recorded as a reduction to loans. The allowance for loan losses is increased by the provision for loan losses, and decreased by charge-offs, net of recoveries. Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance. All, or part, of the principal balance of loans receivable are charged off to the allowance as soon as it is determined that the repayment of all, or part, of the principal balance is highly unlikely.

The allowance for loan losses is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. Management performs a quarterly evaluation of the adequacy of the allowance. The allowance is based on the Company’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions, and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revision as more information becomes available.

The following tables summarize the distribution of the allowance for loan losses and loans receivable by loan class and impairment method at March 31, 2021 and December 31, 2020:

At March 31, 2021:

		Non-		Commercial
	Residential	residential		and
	Real Estate	Real Estate	Construction	Industrial	Consumer	Overdraft	Unallocated	Total

	(In Thousands)
Allowance for loan losses:
Ending balance	$699	$501	$3,144	$756	$—	$2	$—	$5,102
Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Ending balance: collectively evaluated for impairment	$699	$501	$3,144	$756	$—	$2	$—	$5,102
Loans receivable:
Ending balance	$124,843	$57,981	$563,239	$89,602	$39	$62	$—	$835,766
Ending balance: individually evaluated for impairment	$1,995	$4,340	$—	$—	$—	$—	$—	$6,335
Ending balance: collectively evaluated for impairment	$122,848	$53,641	$563,239	$89,602	$39	$62	$—	$829,431

At December 31, 2020:

		Non-		Commercial
	Residential	residential		and
	Real Estate	Real Estate	Construction	Industrial	Consumer	Overdraft	Unallocated	Total

	(In Thousands)
Allowance for loan losses:
Ending balance	$707	$519	$3,068	$774	$—	$20	$—	$5,088
Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Ending balance: collectively evaluated for impairment	$707	$519	$3,068	$774	$—	$20	$—	$5,088
Loans receivable:
Ending balance	$127,184	$60,665	$545,788	$90,577	$42	$452	$—	$824,708
Ending balance: individually evaluated for impairment	$2,009	$4,461	$—	$—	$—	$—	$—	$6,470
Ending balance: collectively evaluated for impairment	$125,175	$56,204	$545,788	$90,577	$42	$452	$—	$818,238

The activity in the allowance for loan loss by loan class for the three months ended March 31, 2021 and 2020 was as follows:

		Non-		Commercial
	Residential	residential		and
	Real Estate	Real Estate	Construction	Industrial	Consumer	Overdraft	Unallocated	Total

	(In Thousands)
Allowance for loan losses:
Balance - January 1, 2021	$707	$519	$3,068	$774	$—	$20	$—	$5,088
Charge-offs	—	—	—	—	—	(11)	—	(11)
Recoveries	—	—	—	—	—	8	—	8
Provision (Benefit)	(8)	(18)	76	(18)	—	(15)	—	17
Balance - March 31, 2021	$699	$501	$3,144	$756	$—	$2	$—	$5,102

		Non-		Commercial
	Residential	residential		and
	Real Estate	Real Estate	Construction	Industrial	Consumer	Overdraft	Unallocated	Total

	(In Thousands)
Allowance for loan losses:
Balance - January 1, 2020	$605	$503	$2,692	$566	$—	$71	$174	$4,611
Charge-offs	—	—	—	—	—	(1)	—	(1)
Recoveries	1	—	—	15	—	—	—	16
Provision (Benefit)	—	—	8	6	—	—	—	14
Balance - March 31, 2020	$606	$503	$2,700	$587	$—	$70	$174	$4,640

The following table shows our recorded investment, unpaid principal balance and allocated allowance for loan losses for loans that were considered impaired at:

As of and for the Three Months Ended March 31, 2021:

	Recorded	Unpaid Principal	Related	Average Recorded	Interest Income
2021	Investment	Balance	Allowance	Investment	Recognized

	(In Thousands)
With no related allowance recorded:
Residential real estate-Multi-family	$1,995	$1,995	$—	$2,002	$21
Non-residential real estate	4,340	4,340	—	4,401	9
Construction	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
	6,335	6,335	—	6,403	30
With an allowance recorded	—	—	—	—	—

Total:
Residential real estate-Multi-family	1,995	1,995	—	2,002	21
Non-residential real estate	4,340	4,340	—	4,401	9
Construction	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
	$6,335	$6,335	$—	$6,403	$30

As of and for the Year Ended December 31, 2020:

	Recorded	Unpaid Principal	Related	Average Recorded	Interest Income
2020	Investment	Balance	Allowance	Investment	Recognized

	(In Thousands)
With no related allowance recorded:
Residential real estate-Multi-family	$2,009	$2,009	$—	$2,666	$87
Non-residential real estate	4,461	4,526	—	4,371	50
Construction	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
	6,470	6,535	—	7,037	137
With an allowance recorded	—	—	—	—	—

Total:
Residential real estate-Multi-family	2,009	2,009	—	2,666	87
Non-residential real estate	4,461	4,526	—	4,371	50
Construction	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
	$6,470	$6,535	$—	$7,037	$137

The following table sets forth the composition of our nonaccrual loans at the dates indicated.

Loans Receivable on Nonaccrual Status as of March 31, 2021 and December 31, 2020:

	March 31,	December 31,
	2021	2020

	(In Thousands)
Non-residential real estate	3,577	3,572
	$3,577	$3,572

The Company did not recognize any interest income on non-accrual loans during the three months ended March 31, 2021 and 2020. Interest income that would have been recorded had the loans been on accrual status would have amounted to approximately $57,000 and $70,000 for the three months ended March 31, 2021 and 2020, respectively. The Company is not committed to lend additional funds to borrowers whose loans have been placed on non-accrual status.

The following tables provide information about delinquencies in our loan portfolio at the dates indicated.

Age Analysis of Past Due Loans as of March 31, 2021:

							Recorded
							Investment >
	30 – 59 Days	60 – 89 Days	Greater Than	Total Past		Total Loans	90 Days and
	Past Due	Past Due	90 Days	Due	Current	Receivable	Accruing

	(In Thousands)
Residential real estate:
One- to four-family	$—	$—	$—	$—	$5,708	$5,708	$—
Multi-family	—	—	—	—	90,022	90,022	—
Mixed-use	—	—	—	—	29,113	29,113	—
Non-residential real estate	—	—	3,577	3,577	54,404	57,981	—
Construction loans	—	606	—	606	562,633	563,239	—
Commercial and industrial loans	—	—	—	—	89,602	89,602	—
Overdrafts	—	—	—	—	62	62	—
Consumer	—	—	—	—	39	39	—
	$—	$606	$3,577	$4,183	$831,583	$835,766	$—

Age Analysis of Past Due Loans as of December 31, 2020:

							Recorded
							Investment
	30 – 59 Days	60 – 89 Days	Greater Than	Total Past		Total Loans	> 90 Days and
	Past Due	Past Due	90 Days	Due	Current	Receivable	Accruing

	(In Thousands)
Residential real estate:
One- to four-family	$—	$—	$—	$—	$6,170	$6,170	$—
Multi-family	—	—	—	—	90,506	90,506	—
Mixed-use	—	—	—	—	30,508	30,508	—
Non-residential real estate	—	—	3,572	3,572	57,093	60,665	—
Construction loans	—	—	—	—	545,788	545,788	—
Commercial and industrial loans	—	—	—	—	90,577	90,577	—
Overdrafts	—	—	—	—	452	452	—
Consumer	—	—	—	—	42	42	—
	$—	$—	$3,572	$3,572	$821,136	$824,708	$—

The following tables provide certain information related to the credit quality of our loan portfolio.

Credit Risk Profile by Internally Assigned Grade as of March 31, 2021:

	Residential	Non-residential		Commercial
	Real Estate	Real Estate	Construction	and Industrial	Consumer	Overdrafts	Total

	(In Thousands)
Grade:
Pass	$124,843	$54,404	$563,239	$89,317	$39	$62	$831,904
Special Mention	—	—	—	285	—	—	285
Substandard	—	3,577	—	—	—	—	3,577
Doubtful	—	—	—	—	—	—	—
	$124,843	$57,981	$563,239	$89,602	$39	$62	$835,766

Credit Risk Profile by Internally Assigned Grade as of December 31, 2020:

	Residential	Non-residential		Commercial
	Real Estate	Real Estate	Construction	and Industrial	Consumer	Overdrafts	Total

	(In Thousands)
Grade:
Pass	$127,184	$56,943	$545,788	$90,276	$42	$452	$820,685
Special Mention	—	—	—	301	—	—	301
Substandard	—	3,722	—	—	—	—	3,722
Doubtful	—	—	—	—	—	—	—
	$127,184	$60,665	$545,788	$90,577	$42	452	$824,708

Troubled Debt Restructuring:

The following table shows our recorded investment for loans classified as a troubled debt restructuring (a “TDR”) that are performing according to their restructured terms at the periods indicated:

	March 31,		December 31,
	2021		2020
	Number of	Recorded	Number of	Recorded
	contracts	Investment	contracts	Investment

	(Dollars in Thousands)
Multi-family	1	$1,089	1	$1,098
Mixed-use	2	905	2	911
Non-residential real estate	2	762	2	739
Total performing	5	$2,756	5	$2,748

The following is a summary of interest foregone on loans classified as a TDR for the periods ended March 31, 2021 and March 31, 2020:

	Three Months Ended March 31,
	2021	2020

	(In Thousands)
Interest income that would have been recognized had the loans performed in accordance with their original terms	$44	$46
Less: Interest income included in the results of operations	30	31
Total foregone interest	$14	$15

There were no loans modified that were deemed to be a TDR during the three months ended March 31, 2021 and 2020. During the three months ended March 31, 2021 and 2020, none of the loans that were modified during the previous twelve months had defaulted.

The CARES Act includes a provision for the Company to opt out of applying the “troubled-debt restructuring” (“TDR”) accounting guidance in ASC 310-40 for certain loan modifications. Loan modifications made between March 1, 2020 and the earlier of  (1) December 30, 2020 or (2) 60 days after the President declares a termination of the COVID-19 national emergency are eligible for this relief if the related loans were not more than 30 days past due as of December 31, 2020. As of March 31, 2021, we had two loans totaling $1.2 million still in deferral status related to this Act.

Note 7 — Real Estate Owned (“REO”)

The Company owned one foreclosed property valued at approximately $1,996,000 and $1,996,000 at March 31, 2021 and December 31, 2020, respectively, consisting of an office building located in Pennsylvania. The property was acquired through foreclosure in December 2014.

Further declines in real estate values may result in impairment charges in the future. Routine holding costs are charged to expense as incurred and improvements to real estate owned that enhance the value of the real estate are capitalized. REO expense recorded in the consolidated statements of income amounted to $41,000 and $47,000 during the three months ended March 31, 2021 and 2020.

Note 8 — Federal Home Loan Bank of New York (“FHLB”) Advances

FHLB advances are summarized as follows at March 31, 2021 and December 31, 2020:

	March 31,		December 31,
	2021		2020
		Weighted Average		Weighted Average
	Amount	Interest Rate	Amount	Interest Rate

	(Dollars in Thousands)
Advances maturing in:
One year or less	$7,000	2.79%	$—	—%
After one to three years	14,000	2.85%	14,000	2.81%
After three to four years	—	—%	7,000	2.86%
After four to five years	—	—%	—	—%
After five years (due 2030)	7,000	1.61%	7,000	1.61%
	$28,000	2.43%	$28,000	2.52%

At March 31, 2021, none of the above advances were subject to early call or redemption features. All advances had fixed interest rates and the term of the advance ranges between 2 and 10 years. At March 31, 2021, the advances were secured by a pledge of the Company’s investment in the capital stock of the FHLB and a blanket assignment of the Company’s otherwise unpledged qualifying mortgage loans. At March 31, 2021, these unpledged qualifying mortgage loans were not pledged to any company other than the FHLB. At March 31, 2021, the Company had the ability to borrow $45.8 million, net of  $28.0 million in outstanding advances, from the FHLB and $8.0 million from ACBB.

Note 9 — Benefits Plans

Outside Director Retirement Plan (“DRP”)

The DRP is an unfunded non-contributory defined benefit pension plan covering all non-employee directors meeting eligibility requirements as specified in the plan document. The following table sets forth information regarding the components of net pension periodic expense measured as of March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020

	(Dollars In Thousands)
Net periodic pension expense:
Service cost	$33	$31
Interest cost	10	10
Actuarial loss recognized	8	3
Prior service cost recognized	—	4
Total net periodic pension expense included in other non-interest expenses	$51	$48

At March 31, 2021 and 2020, unrecognized net loss of $7,000 and $4,000, respectively, was included in accumulated other comprehensive income.

Supplemental Executive Retirement Plan (“SERP”)

The SERP is a non-contributory defined benefit plan that covers certain officers of the Company. Under the SERP, each of these individuals will be entitled to receive upon retirement an annual benefit paid in monthly installments equal to 50% of his average base salary in the three-year period preceding retirement. Each individual may also retire early and receive a reduced benefit upon the attainment of certain age and years of service combination. Additional terms related to death while employed, death after retirement, disability before retirement and termination of employment are fully described within the plan document. The benefit payment term is the greater of 15 years or the executives remaining life. No benefits are expected to be paid during the next five years.

During the three months ended March 31, 2021 and 2020, expenses of  $95,000 and $50,000, respectively, were recorded for this plan and are reflected in the Consolidated Statements of Operations under Salaries and Employee Benefits.

401(k) Plan

The Company maintains a 401(k) plan for all eligible employees. Participants are permitted to contribute from 1% to 15% of their annual compensation up to the maximum permitted under the Internal Revenue Code. The Company provided no matching contribution during the three months ended March 31, 2021 and 2020.

Employee Stock Ownership Plan (“ESOP”)

In conjunction with Company’s initial public stock offering, the Bank established an ESOP for all eligible employees (substantially all full-time employees). The ESOP borrowed $5,184,200 from the Company and used those funds to acquire 518,420 shares of Company common stock at $10.00 per share. The loan from the Company carries an interest rate of 8.25% and is repayable in twenty annual installments through 2025. Each year, the Bank makes discretionary contributions to the ESOP equal to the principal and interest payment required on the loan from the Company. The ESOP may further pay down the principal balance of the loan by using dividends paid, if any, on the shares of Company common stock it owns. The balance remaining on the ESOP loan was $2,051,000 and $2,051,000 at March 31, 2021 and December 31, 2020, respectively.

Shares purchased with the loan proceeds serve as collateral for the loan and are held in a suspense account for future allocation among ESOP participants. As the loan principal is repaid, shares will be released from the suspense account and become eligible for allocation. The allocation among plan participants will be as described in the ESOP governing document.

ESOP shares initially pledged as collateral were recorded as unearned ESOP shares in the stockholders’ equity section of the consolidated statement of financial condition. Thereafter, on a monthly basis over a 240 month period, approximately 2,160 shares are committed to be released and compensation expense is recorded equal to the shares committed to be released multiplied by the average closing price of the Company’s stock during that month. ESOP expense during the three months ended March 31, 2021 and 2020, totaled approximately $97,000 and $72,000, respectively. Dividends on unallocated shares, which totaled approximately $5,000 and $5,000 during three months ended March 31, 2021 and 2020, respectively, are recorded as a reduction of the ESOP loan. Dividends on allocated shares, which totaled approximately $12,000 and $10,000 during March 31, 2021 and December 31, 2020, respectively, are charged to retained earnings.

ESOP shares are summarized as follows:

	March 31,	December 31,
	2021	2020
Allocated shares	369,374	362,894
Shares committed to be released	25,921	25,921
Unearned shares	103,684	129,605
Total ESOP Shares	498,979	518,420
Less allocated shares distributed to former or retired employees	(76,509)	(76,509)
Total ESOP Shares Held by Trustee	422,470	441,911
Fair value of unearned shares	$1,658,944	$1,684,865

Note 10 — Leases

The Company has operating leases and finance leases all comprised of real estate property. The operating leases comprise substantially all of the Company’s obligations in which the Company is the lessee, with remaining lease terms ranging between 2 and 9 years. Most operating lease agreements consist of initial lease terms ranging between 5 and 10 years, with options to renew the leases or extend the term. The finance lease has a remaining lease term of 96 years. The payment structure of all leases is fixed rental payments with lease payments increasing on pre-determined dates at either a predetermined amount or change in the consumer price index.

The Company adopted ASU 2016-02 on January 1. 2019. As a result of the adoption, the Company recognized operating and financing lease assets and corresponding lease liabilities related to office facilities and retail branches. The operating and financing lease assets represent the Company’s right to use an underlying asset for the lease term, and the lease liability represents the Company’s obligation to make lease payments over the lease term. The Company has elected that any short term leases would be expensed as incurred.

The operating and financing lease asset and lease liability are determined at the commencement date of the lease based on the present value of the lease payments. Our leases do not provide an implicit interest rate. The company used its incremental borrowing rate, the rate of interest to borrow in a collateralized basis for a similar term, at the lease commencement date. For leases in existence prior to January 1, 2019, the rate for the remaining lease term as of January 1, 2019 was used.

All of the leases are net leases and, therefore, do not contain non-lease components. The Company either pays directly or reimburses the lessor for property and casualty insurance cost and the property taxes assessed on the property, as well as a portion of the common area maintenance associated with the property which are categorized as non-components as outlined in the applicable guidance.

At March 31, 2021 and December 31, 2020, the quantitative data relating to the Company’s leases are as follows (in thousands):

	March 31,	December 31,
	2021	2020
Finance Lease Amounts:
ROU asset	$362	$363
Lease liability	$469	$460
Operating Lease Amounts:
ROU assets	$2,962	$3,094
Lease liabilities	$2,989	$3,115
Weighted-average remaining lease term
Finance lease	95 years	96 years
Operating leases	7.45	7.61
Weighted-average discount rate
Finance lease	9.50%	9.50%
Operating leases	1.27%	1.34%

The components of lease expense and cash flow information related to leases as follows:

	Three Months Ended March 31,
	2021	2020

	(Dollars In Thousands)
Finance Lease Cost
Amortization of ROU asset	$1	$1
Interest on lease liability	$9	$9
Operating Lease Costs	$142	$111
Cash paid for amounts included in the measurement of lease liabilities
Finance lease	$—	$—
Operating leases	$135	$109

Maturities of lease liabilities at March 31, 2021 are as follows (in thousands):

	Operating	Finance
	Leases	Lease
Years ended December 31:
2021	$410	$30
2022	549	30
2023	423	30
2024	333	30
2025	302	30
Thereafter	1,110	4,164
Total lease payments	$3,127	$4,314
Interest	(138)	(3,845)
Lease liability	$2,989	$469

Note 11 — Fair Value Disclosures

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. The Company’s securities available for sale are recorded at fair value on a recurring basis. Additionally, from time to time, the Company has to record at fair value other assets and liabilities on a non-recurring basis, such as securities held to maturity, impaired loans and other real estate owned. U.S. GAAP has established a fair value hierarchy that prioritizes the inputs to valuation methods used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).

The three levels of the fair value hierarchy are as follows:

Level 1:	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.
Level 2:	Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability.
Level 3:	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported with little or no market activity).

An asset’s or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The following table sets forth the Company’s assets that are carried at fair value on a recurring basis and the level that was used to determine their fair value at March 31, 2021 and December 31, 2020:

	Quoted Prices in		Significant Other		Significant		Total Carried
	Active Markets for		Observable		Unobservable		at Fair
	Identical Assets		Inputs		Inputs		Value on a
	(Level 1)		(Level 2)		(Level 3)		Recurring Basis
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
Description	2021	2020	2021	2020	2021	2020	2021	2020
Assets:
Marketable equity securities:
Mutual funds	$10,178	$10,332	$—	$—	$—	$—	$10,178	$10,332
Mortgage-backed securities
FHLMC	—	—	2	2	—	—	2	2
Total assets	$10,178	$10,332	$2	$2	$—	$—	$10,180	$10,334

There were no transfers between Level 1 and 2 during the periods March 31, 2021 or December 31, 2020. The Company did not have any liabilities that were carried at fair value on a recurring basis at March 31, 2021 and December 31, 2020.

The following table sets forth the Company’s assets that are carried at fair value on a non-recurring basis and the level that was used to determine their fair value, at March 31, 2021 and December 31, 2020:

	Quoted Prices in		Significant Other		Significant		Total Carried
	Active Markets for		Observable		Unobservable		at Fair
	Identical Assets		Inputs		Inputs		Value on a
	(Level 1)		(Level 2)		(Level 3)		Non-Recurring Basis
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
Description	2021	2020	2021	2020	2021	2020	2021	2020

	(In Thousands)
Assets:
Impaired loans	$—	$—	$—	$—	$—	$150	$—	$150
Real estate owned	—	—	—	—	—	1,996	—	1,996
Total assets	$—	$—	$—	$—	$—	$2,146	$—	$2,146

The following tables present the qualitative information about non-recurring Level 3 fair value measurements of financial instruments at the periods indicated:

	At December 31, 2020
	Fair	Valuation	Unobservable		Weighted
	Value	Technique	Input	Range	Average

	(In Thousands)
Assets:
Impaired loans	$150	Income approach	Capitalization rate	7.50%	7.50%
Real estate owned	1,996	Income approach	Capitalization rate	8.40%	8.40%

The Company did not have any liabilities that were carried at fair value on a non-recurring basis at March 31, 2021 and December 31, 2020.

The methods and assumptions used to estimate fair value at March 31, 2021 and December 31, 2020 are as follows:

For real estate owned, fair value is generally determined through independent appraisals or fair value estimations of the underlying properties which generally include various Level 3 inputs which are not identifiable. The appraisals or fair value estimation may be adjusted by management for qualitative reasons and estimated liquidation expenses. Management’s assumptions may include consideration of location and occupancy of the property and current economic conditions. Subsequently, as these properties are actively marketed, the estimated fair values may be periodically adjusted through incremental subsequent write-downs to reflect decreases in estimated values resulting from sales price observations and the impact of changing economic and market conditions.

A loan is considered impaired when, based upon current information and events; it is probable that the Company will be unable to collect all scheduled payments in accordance with the contractual terms of the loan. Impaired loans that are collateral dependent are written down to fair value through the establishment of specific reserves, a component of the allowance for loan losses or through partial charge-offs, and as such are carried at the lower of cost or the fair value. Estimates of fair value of the collateral are determined based on a variety of information, including available valuations from certified appraisers for similar assets, present value of discounted cash flows and inputs that are estimated based on commonly used and generally accepted industry liquidation advance rates and estimates and assumptions developed by management. The appraisals may be adjusted by management for estimated liquidation expenses and qualitative factors such as economic conditions. If real estate is not the primary source of repayment, present value of discounted cash flows and estimates using generally accepted industry liquidation advance rates are utilized. Due to the multitude of assumptions, many of which are subjective in nature, and the varying inputs and techniques used by appraisers, the Company recognizes that valuations could differ across a wide spectrum of valuation techniques employed and accordingly, fair value estimates for impaired loans are classified as Level 3.

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction on the dates indicated. The estimated fair value amounts have been measured as of their respective year-ends and have not been re-evaluated or updated for purposes of these financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each year-end.

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the

Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at March 31, 2021 and December 31, 2020:

Securities

Fair values for marketable equity securities are determined by quoted market prices on nationally recognized and foreign securities exchanges (Level 1). Fair values for securities available for sale and held to maturity are determined utilizing Level 2 inputs. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayments speeds, credit information and the security’s terms and conditions, among other things.

The carrying amounts and estimated fair value of our financial instruments are as follows:

			Fair Value at March 31, 2021
			Quoted
			Prices in
			Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
	Carrying		Assets	Inputs	Inputs
(In thousands)	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Cash and cash equivalents	$55,866	$55,866	$55,866	$—	$—
Certificates of deposit	100	100	—	100	—
Marketable equity securities	10,178	10,178	10,178	—	—
Securities available for sale	2	2	—	2	—
Securities held to maturity	6,939	7,038	—	7,038	—
Loans receivable	835,766	838,734	—	—	838,734
Investments in restricted stock	1,595	1,595	—	1,595	—
Accrued interest receivable	3,887	3,887	—	3,887	—
Financial Liabilities
Deposits	765,004	767,816	—	767,816	—
FHLB of New York advances	28,000	28,745	—	28,745	—
Accrued interest payable	33	33	—	33	—

			Fair Value at December 31, 2020
			Quoted
			Prices in
			Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
	Carrying		Assets	Inputs	Inputs
(In thousands)	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Cash and cash equivalents	$69,191	$69,191	$69,191	$—	$—
Certificates of deposit	100	100	—	100	—
Marketable equity securities	10,332	10,332	10,332	—	—
Securities available for sale	2	2	—	2	—
Securities held to maturity	7,382	7,519	—	7,519	—
Loans receivable	819,733	823,996	—	—	823,996
Investments in restricted stock	1,595	1,595	—	1,595	—
Accrued interest receivable	3,838	3,838	—	3,838	—
Financial Liabilities
Deposits	771,706	776,413	—	776,413	—
FHLB of New York advances	28,000	29,292	—	29,292	—
Accrued interest payable	8	8	—	8	—

Note 12 — Revenue Recognition

Effective January 1, 2019, the Company adopted Accounting Standards Update (ASU) 2014-09 Revenue from Contracts with Customers and all subsequent amendments to the ASU (collectively, “ASC 606”), which (i) creates a single framework for recognizing revenue from contracts with customers that fall within its scope and (ii) revises when it is appropriate to recognize a gain (loss) from the transfer of nonfinancial assets, such as REO. The majority of the Company’s revenues come from interest income and other sources, including loans and securities that are outside the scope of ASC 606. The Company’s services that fall within the scope of ASC 606 are presented within noninterest income and are recognized as revenue as the Company satisfies its obligation to the customer. Services within the scope of ASC 606 include deposit service charges on deposits, electronic banking fees and charges income, and investment advisory fees.

The Company, using a modified retrospective transition approach, determined that there was no cumulative effect adjustment to retained earnings as a result of adopting the new standard, nor did the standard have a material impact on our consolidated financial statements including the timing or amounts of revenue recognized.

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals such as referral fees based month end reports. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of March 31, 2021, the Company did not have any significant contract balances.

All of the Company’s revenue from contracts with customers within the scope of ASC 606 is recognized within noninterest income. The following table presents the Company’s sources of noninterest income for the three months ended March 31, 2021 and 2020. Sources of revenue outside the scope of ASC 606 are noted as such:

	Three Months Ended March 31,
	2021	2020

	(In Thousands)
Non-interest income:
Deposit-related fees and charges	$17	$24
Loan-related fees and charges(1)	148	156
Electronic banking fees and charges	157	90
(Loss) Gain on disposition of equipment(1)	—	—
Income from bank owned life insurance(1)	147	156
Investment advisory fees	118	114
Unrealized gain (loss) on equity securities(1)	(155)	206
Miscellaneous(1)	11	136
Total non-interest income	$443	$882
(1)	Not within the scope of ASC 606.

A description of the Company’s revenue streams accounted for under ASC 606 is as follows:

Service Charges on Deposit Accounts

The Company earns fees from deposit customers for transaction-based, account maintenance, and overdraft services. Transaction-based fees, which include services such as ATM use fees, stop payment charges, statement rendering, and ACH fees, are recognized at the time the transaction is executed at the point in the time the Company fulfills the customer’s request. Account maintenance fees, which relate primarily to monthly maintenance, are earned over the course of a month, representing the period over which the Company satisfies the performance obligation. Overdraft fees are recognized at the point in time that the overdraft occurs. Service charges on deposits are withdrawn from the customer’s account balance.

Electronic Banking Fee Income

The Company earns interchange fees from debit and credit card holder transactions conducted through various payment networks. Interchange fees from cardholder transactions are recognized daily, concurrently with the transaction processing services provided by an outsourced technology solution.

Investment Advisory Fees

The Company earns fees from investment advisory and financial planning services under the name of Harbor West Financial Planning Wealth Management, a division of the Company through a networking arrangement with a registered broker-dealer and investment advisor. The registered broker-dealer deducts investment advisory fees and financial planning services fees from the client’s assets under management and remits the fees, net of administrative fees, to the Company on a monthly basis. The Company recognizes the fees into non-interest income upon receipt of the monthly remittances.

Note 13 — Recent Accounting Pronouncements

Accounting Standards Pending Adoption:

ASU 2016-13 - Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued ASU No. 2016-13 "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments," which requires credit losses on most financial assets to be measured at amortized cost and certain other instruments to be measured using an expected credit loss model (referred to as the current expected credit loss (CECL) model).

Under this model, entities will estimate credit losses over the entire contractual term of the instrument (considering estimated prepayments but not expected extensions or modifications unless reasonable expectation of a troubled debt restructuring exists) from the date of initial recognition of that instrument.

The ASU also replaces the current accounting model for purchased credit impaired loans and debt securities. The allowance for credit losses for purchased financial assets with a more-than-insignificant amount of credit deterioration since origination ("PCD assets") should be determined in a similar manner to other financial assets measured on an amortized cost basis. Upon initial recognition, the allowance for credit losses is added to the purchase price ("gross up approach") to determine the initial amortized cost basis. The subsequent accounting for PCD assets will use the CECL model described above.

The ASU made certain targeted amendments to the existing impairment model for available-for-sale (AFS) debt securities. For an AFS debt security for which there is neither the intent nor a more-likely-than-not requirement to sell, an entity will record credit losses as an allowance rather than a write-down of the amortized cost basis.

As amended, ASU No. 2016-13 and any related amending ASUs No. 2019-04, 2019-11, and 2020-03 are effective for entities qualifying as smaller reporting companies for fiscal years beginning after December 15, 2022, including interim periods within those years. Early adoption is permitted for all entities as of the fiscal year beginning after December 15, 2018, including interim periods within those fiscal years.

The Company has begun collecting and evaluating data and system requirements to implement this standard. The adoption of this update could have a material impact on the Company’s consolidated results of operations and financial condition. The extent of the impact is still unknown and will depend on many factors, such as the composition of the Company’s loan portfolio and expected loss history at adoption. Management has engaged consultants to assess the preparedness of the Company for evaluating and implementing CECL.

ASU 2020-03 - Codification Improvements to Financial Instruments

In March 2020, the FASB issued ASU No. 2020-03, “Codification Improvements to Financial Instruments.” This ASU clarifies various financial instruments topics, including the CECL standard issued in 2016. Amendments related to ASU 2016-13 for entities that have not yet adopted that guidance are effective upon adoption of the amendments in ASU 2016-13. Early adoption is not permitted before an entity’s adoption of ASU 2016-13. Other amendments are effective upon issuance of this ASU. See the discussion regarding the adoption of ASU 2016-13 above.

ASU 2020-04 - Reference Rate Reform (Topic 848)

In March 2020, the FASB issued ASU No. 2020-04, "Reference Rate Reform (Topic 848)" which provides optional expedients and exceptions for applying U.S. GAAP to contract modifications and hedging relationships that reference LIBOR or another reference rate expected to be discontinued, subject to meeting certain criteria. Under the new guidance, an entity can elect by accounting topic or industry subtopic to account for the modification of a contract affected by reference rate reform as a continuation of the existing contract, if certain conditions are met. In addition, the new guidance allows an entity to elect on a hedge-by-hedge basis to continue to apply hedge accounting for hedging relationships in which the critical terms change due to reference rate reform, if certain conditions are met. A one-time election to sell and/or transfer held-to-maturity debt securities that reference a rate affected by reference rate reform is also allowed. ASU No. 2020-04 became effective for all entities as of March 12, 2020 and will apply to all LIBOR reference rate modifications through December 31, 2022.

ASU 2021-01 - Reference Rate Reform (Topic 848)

In January 2021, the FASB issued ASU No. 2021-01, "Reference Rate Reform (Topic 848)". The amendments in this update clarify that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. Specifically, certain provisions in Topic 848, if elected by an entity, apply to derivative instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform. Amendments in this update to the expedients and exceptions in Topic 848 capture the incremental consequences of the scope clarification and tailor the existing guidance to derivative instruments affected by the discounting transition. ASU No. 2021-01 became immediately effective for all entities, which may elect to apply the update retrospectively as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively to new modifications from any date within an interim period that includes or is subsequent to the issuance date of ASU No. 2021-01 up to the date that financial statements are available to be issued. In addition, ASU No.2021-01 applies to all contract modifications made through December 31, 2022. We are evaluating the impacts of this ASU and have not yet determined whether LIBOR transition and this ASU will have material effects on our business operations and consolidated financial statements. The amendments in this Update apply to contract modifications that replace a reference rate reform and contemporaneous modifications of other terms related to the replacement of the reference rate.

Note 14 — Subsequent Events

The Company has evaluated subsequent events for potential recognition and/or disclosure through the date these consolidated financial statements were issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Statements contained in this report that are not historical facts may constitute forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended), which involve significant risks and uncertainties. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by the use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “plan,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain and actual results may differ from those predicted. The Company undertakes no obligation to update these forward-looking statements in the future.

The Company cautions readers of this report that a number of important factors could cause the Company’s actual results to differ materially from those expressed in forward-looking statements. Factors that could cause actual results to differ from those predicted and could affect the future prospects of the Company include, but are not limited to: (i) general economic conditions, either nationally or in our market area, that are worse than expected; (ii) changes in the interest rate environment that reduce our interest margins, reduce the fair value of financial instruments or reduce the demand for our loan products; (iii) increased competitive pressures among financial services companies; (iv) changes in consumer spending, borrowing and savings habits; (v) changes in the quality and composition of our loan or investment portfolios; (vi) changes in real estate market values in our market area; (vii) decreased demand for loan products, deposit flows, competition, or decreased demand for financial services in our market area; (viii) major catastrophes such as earthquakes, floods or other natural or human disasters and infectious disease outbreaks, including the current coronavirus (COVID-19) pandemic, the related disruption to local, regional and global economic activity and financial markets, and the impact that any of the foregoing may have on us and our customers and other constituencies; (ix) legislative or regulatory changes that adversely affect our business or changes in the monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board; (x) technological changes that may be more difficult or expensive than expected; (xi) success or consummation of new business initiatives may be more difficult or expensive than expected; (xii) the inability to successfully integrate acquired businesses and financial institutions into our business operations; (xiii) adverse changes in the securities markets; (xiv) the inability of third party service providers to perform; and (xv) changes in accounting policies and practices, as may be adopted by bank regulatory agencies or the Financial Accounting Standards Board.

COVID-19 Pandemic:

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (“COVID-19”) originating in Wuhan, China and the risks to the international community as the virus spreads globally beyond its point of origin. In March 2020 and based on the rapid increase in exposure globally, WHO classified COVID-19 as a global pandemic indicating that almost all public commerce and related business activities must be, to varying degrees, curtailed with the goal of decreasing the rate of new infections.

The outbreak of COVID-19 has adversely impacted a broad range of industries in which customers of the Company operate and impair their ability to fulfill their financial obligations to the Company. In addition, the spread of COVID-19 has caused significant disruptions in the U.S. economy and in banking and other financial activities in the areas in which the Company operates. The Company’s business is dependent upon the willingness and ability of its employees and customers to conduct banking and other financial transactions and the ability of borrowers to repay their obligations to us on a timely basis or if at all. If the global response to contain COVID-19 is unsuccessful, the Company could experience a material adverse effect on its business, financial condition, results of operations, and cash flows.

Although the full magnitude of the pandemic is uncertain, management is actively monitoring the impact of the global situation on the banking industry and the Company’s financial condition, liquidity, future results of operations, and workforce. Given the daily evolution of COVID-19 and the global responses to curb the spread of COVID-19, the

Company is currently unable to estimate and quantify the effects of this crisis on the Company’s results of operations, financial condition, or liquidity for 2021.

Nevertheless, the adverse economic effects of COVID-19 might lead to an increase in credit risk on the Company’s construction loan, commercial and industrial loan, and multi-family, mixed-use, and non-residential real estate loan portfolios. Likewise, the Company is also monitoring the fluctuations in the markets as it pertains to interest rates and the impact on deposits and fair value of our securities portfolio for other than temporary impairment.

To curtail the spread of COVID-19, the Company temporarily closed one branch due to its location in an enclosed shopping mall and the lobby, except by appointment only, of the other eight branches. Currently, all our nine branches have resumed normal operations in servicing our customers.

On March 27, 2020, the President of the United States signed into law the Coronavirus Aid, Relief and Economic Security (“CARES”) Act in response to the COVID-19 pandemic. This legislation aims at providing relief for individuals and businesses that have been negatively impacted by the COVID-19 pandemic.

The CARES Act includes a provision for the Company to opt out of applying the “troubled-debt restructuring” (“TDR”) accounting guidance in ASC 310-40 for certain loan modifications. Loan modifications made between March 1, 2020 and the earlier of  (1) December 30, 2020 or (2) 60 days after the President declares a termination of the COVID-19 national emergency are eligible for this relief if the related loans were not more than 30 days past due as of December 31, 2020.

On December 27, 2020, the Coronavirus Response and Relief Supplemental Appropriations Act of 2021 was signed into law, which also contains provisions that could directly impact financial institutions, including extending the time that insured depository institutions and depository institution holding companies have to comply with the current expected credit losses (“CECL”) accounting standard and extending the authority granted to banks under the CARES Act to elect to temporarily suspend the requirements under U.S. GAAP applicable to troubled debt restructurings for loan modifications related to the COVID-19 pandemic for any loan that was not more than 30 days past due as of December 31, 2020. The act directs financial regulators to support community development financial institutions and minority depository institutions and directs Congress to re-appropriate $429 billion in unobligated CARES Act funds. The Payroll Protection Program (PPP), which was originally established under the CARES Act, was also extended under the Coronavirus Response and Relief Supplemental Appropriations Act of 2021.

Due to the impact of COVID-19 on our borrowers, we granted during the year ended December 31, 2020 and the three months ended March 31, 2021 eligible loan modifications under the CARES Act in the form of payment deferral of principal and interest to 194 loans totaling $182.0 million at the time payment deferral was requested. As of March 31, 2021, we had two loans totaling $1.2 million still in deferral status. One loan, secured by a restaurant including land and building located in Sloatsburg, New York was satisfied on May 25, 2021. The second loan is secured by a restaurant including land and building located in Philadelphia, Pennsylvania. We granted deferral of principal payments until July 1, 2021 and the borrower continues making monthly interest and tax escrow payments.

In April 2021, we received a request from a borrower to defer principal, interest, and tax escrow payments for six months as a result of the ongoing COVID-19 pandemic. As of March 31, 2021, the loan had a balance of $8.5 million and was current on all payments. The loan is secured by a 218 unit apartment complex located in Philadelphia, Pennsylvania. In response to the deferral request, we reviewed a current rent roll and determined the borrower has been negatively affected by the COVID-19 pandemic, with a higher than normal level of delinquent rent payments and non-paying tenants and limited recourse under a continued eviction moratorium in Pennsylvania. The borrower’s real estate taxes are paid through March 31, 2022 and, based on our good relationship with the borrower, we granted the deferral request effective May 1, 2021. We will continue to monitor the rent collection activity throughout the deferral period.

The granting of the payment deferrals had no significant impact on our evaluation of the allowance for loan losses. We did not grant any PPP loans pursuant to the CARES Act or the Coronavirus Response and Relief Supplemental Appropriations Act of 2021.

While the Company considers these disruptions to be temporary, if the disruptions continue, this might have an adverse effect on the Company’s results of operations, financial position, and liquidity in 2021. Further, a decrease in the results of future operations might place a strain on the Company’s regulatory capital ratios.

Critical Accounting Policies

We consider accounting policies involving significant judgements and assumptions by management that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies. We consider these accounting policies to be our crucial accounting policies. The judgements and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Actual results could differ from these judgements and estimates under different conditions, resulting in a change that could have a material impact on the carrying values of our assets and liabilities and our results of operations.

Allowance for Loan Losses

We consider the allowance for loan losses to be a critical accounting policy. The allowance for loan losses represents management’s estimate of losses inherent in the loan portfolio as of the balance sheet date and is recorded as a reduction to loans. The allowance for loan losses is increased by the provision for loan losses, and decreased by charge-offs, net of recoveries. Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance. All, or part, of the principal balance of loans receivable are charged off to the allowance as soon as it is determined that the repayment of all, or part, of the principal balance is highly unlikely.

The allowance for loan losses is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. Management performs a quarterly evaluation of the adequacy of the allowance. The allowance is based on our past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions, and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revision as more information becomes available.

The allowance consists of specific and general reserves. The specific component relates to loans that are classified as impaired. For loans that are classified as impaired, a specific allowance is established or a partial charge-off is taken when the fair market value of the collateral is lower than the carrying value of that loan. Beginning in the fourth quarter of 2012, we discontinued the use of specific allowances. If an impairment is identified, we now charge off the impaired portion immediately. A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.

Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment records, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis.

The general component of the allowance calculation is also based on the loss factors that reflect our historical charge-off experience adjusted for current economic conditions applied to loan groups with similar characteristics or classifications in the current portfolio. To help ensure that risk ratings are accurate and reflect the present and future capacity of borrowers to repay a loan as agreed, we have a structured loan rating process which allows for a periodic review of our loan portfolio and the early identification of potential impaired loans. Such system takes into consideration, among other things, delinquency status, size of loans, type of collateral and financial condition of the borrowers.

Loans whose terms are modified are classified as troubled debt restructurings if we grant such borrowers concessions and it is deemed that those borrowers are experiencing financial difficulty. Concessions granted under a troubled debt restructuring generally involve a temporary reduction in interest rate or an extension of a loan’s stated maturity date at a below market rate. Adversely classified, non-accrual troubled debt restructurings may be returned to accrued status if principal and interest payments, under the modified terms, are current for six consecutive months after modification. All troubled debt restructured loans are classified as impaired.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 replaces the incurred loss model with an expected loss model, which is referred to as the current expected credit loss model, or CECL, ASU 2016-13. We previously elected to defer the adoption of ASU 2016-13 until December 31, 2020. As permitted by the CARES Act, and based on legislation enacted in December 2020 which extended certain provision of the CARES Act, we elected to extend the adoption of CECL until January 1, 2023 in accordance with the recent legislation. This standard requires earlier recognition of expected credit losses on loans and certain other instruments, compared to the incurred loss model.

Based on management’s comprehensive analysis of the loan portfolio, management believes the allowance for loan losses is appropriate as of March 31, 2021.

Balance Sheet Analysis

General

Total assets increased by $3.1 million, or 0.3%, to $965.1 million at March 31, 2021, from $968.2 million at December 31, 2020. The increase in assets was primarily due to a decrease in cash and cash equivalents of $13.3 million, a decrease in other assets of $639,000, and a decrease in investment securities held-to-maturity of  $443,000, partially offset by an increase in loans of $11.2 million.

Cash and cash equivalents decreased by $13.3 million, or 19.3%, to $55.9 million at March 31, 2021 from $69.2 million at December 31, 2020. The decrease in cash can primarily be attributed to an increase in loans of  $11.2 million, a decrease in deposits of $6.7 million, cash dividends of $148,000, partially offset by a decrease in securities held-to-maturity of $443,000 and an increase in advance payments by borrowers for taxes and insurance of  $215,000.

Securities held-to-maturity decreased by $443,000, or 6.0%, to $3.9 million at March 31, 2021 from $7.4 million at December 31, 2020. The decrease was primarily due to maturities and pay-downs of $443,000.

Loans, net of the allowance for loan losses, increased by $11.2 million, or 1.4%, to $830.9 million at March 31, 2021 from $819.7 million at December 31, 2020. The increase in loans, net of the allowance for loan losses, was primarily due to an increase in construction loans of $17.5 million. The increases were partially offset by decreases in non-residential loans of $2.7 million, mixed-use loans of $1.4 million, commercial and industrial loans of  $975,000, multi-family loans of  $485,000, and one- to four-family loans of $462,000, coupled with normal pay-downs and principal reductions.

Foreclosed real estate was $2.0 million at March 31, 2021 and December 31, 2020.

Right of use assets — operating, recognized in accordance with Accounting Standards Codification 842 “Leases”, decreased by $132,000 to $3.0 million at March 31, 2021 from $3.1 million at December 31, 2020. The decrease in right of use assets — operating was due to amortization.

Other assets decreased by $639,000 to $4.4 million at March 31, 2021 from $5.0 million at December 31, 2020 due to a decrease in tax assets of $1.5 million, partially offset by an increase in suspense accounts of $893,000.

Total deposits decreased by $6.7 million, or 0.9%, to $765.0 million at March 31, 2021, from $771.7 million at December 31, 2020. The decrease was primarily due to a decrease in certificates of deposit of $22.9 million, or 6.6%, from December 31, 2020 to March 31, 2021. The decrease was partially offset by an increase in NOW/money market accounts of $13.2 million, or 13.1%, an increase in non-interest bearing demand deposits of $1.6 million, or 0.7%, and an increase in savings account balances of  $1.3 million, or 1.3%, from December 31, 2020 to March 31, 2021.

Federal Home Loan Bank advances were $28.0 million at both March 31, 2021 and December 31, 2020.

Stockholders’ equity increased by $3.2 million, or 2.1% to $157.0 million at March 31, 2021, from $153.8 million at December 31, 2020. The increase in stockholders’equity was primarily a result of net income of  $3.2 million for the three months ended March 31, 2021, a reduction of $97,000 in unearned employee stock ownership plan shares, and $2,000 in other comprehensive income, partially offset by dividends declared of $144,000.

Results of Operations for the Three Months Ended March 31, 2021 and 2020

Financial Highlights

Net income for the three months ended March 31, 2021 was $3.25 million compared to net income of $3.26 million for the three months ended March 31, 2020. Net income for the three months ended March 31, 2021 was lower than the three months ended March 31, 2020 primarily due to an increase in non-interest expense, a decrease in non-interest income, and an increase in provision for loan losses expense. These were partially offset by an increase in net interest income and a decrease in income tax expense.

Net Interest Income

Net interest income totaled $10.4 million for the three months ended March 31, 2021, as compared to $9.5 million for the three months ended March 31, 2020. The increase in net interest income of $904,000, or 9.6%, was primarily due to the decrease in interest expense that exceeded a decrease in interest income.

Interest and dividend income decreased by $859,000, or 6.8%, to $11.8 million for the three months ended March 31, 2021 from $12.7 million for the three months ended March 31, 2020 due to a decrease in the yield on interest earning assets by 71 basis points from 5.95% for the three months ended March 31, 2020 to 5.24% for the three months ended March 31, 2021, partially offset by an increase in the average balance of interest earning assets of $49.6 million, or 5.8%, to $902.0 million for the three months ended March 31, 2021 from $852.4 million for the three months ended March 31, 2020.

Interest expense decreased by $1.8 million, or 54.6%, to $1.4 million for the three months ended March 31, 2021 from $3.2 million for the three months ended March 31, 2020 due to a decrease in average interest bearing liabilities of  $52.2 million, or 8.3%, to $575.4 million for the three months ended March 31, 2021 from $627.6 million for the three months ended March 31, 2020 and a decrease in the cost of interest bearing liabilities by 104 basis points from 2.06% for the three months ended March 31, 2020 to 1.02% for the three months ended March 31, 2021.

The decrease in the cost of interest bearing liabilities was also partially due to a shift to non-interest bearing demand deposits from interest bearing certificates of deposits as the average balances of non-interest bearing demand deposits increased by $81.6 million, or 59.2%, to $219.6 million for the three months ended March 31, 2021 from $138.0 million for the three months ended March 31, 2020 and the average balances of certificates of deposits decreased by $57.6 million, or 14.6%, to $336.7 million for the three months ended March 31, 2021 from $394.3 million for the three months ended March 31, 2020. Net interest margin increased by 15 basis points, or 3.4%, during the three months ended March 31, 2021 to 4.59% compared to 4.44% during the three months ended March 31, 2020.

Provision for Loan Losses.  Management recorded loan loss provisions of  $17,000 and $14,000 for the three months ended March 31, 2021 and 2020, respectively. During 2021, we charged-off a total of $11,000 against various unpaid overdrafts in our demand deposit accounts. During 2020, we charged-off a total of  $2,000 against various unpaid overdrafts in our demand deposit accounts. We recorded recoveries of  $9,000 and $16,000 during the three months ended March 31, 2021 and March 31, 2020, respectively.

The provision recorded for the three months ended March 31, 2021 was primarily attributed to the increase in the construction loan portfolio, partially offset by the decrease in the residential, multifamily, mixed-use, non-residential, and commercial and industrial loan portfolios. Although the COVID-19 pandemic and the resulting recession has impacted the local economy, we have not experienced any significant deterioration of our borrowers’ ability to keep current in accordance with the terms of their obligations. Based on a review of the loans that were in the loan portfolio at March 31, 2021, management believes that the allowance is maintained at a level that represents its best estimate of inherent losses in the loan portfolio that were both probable and reasonably estimable.

Management uses available information to establish the appropriate level of the allowance for loan losses. Future additions or reductions to the allowance may be necessary based on estimates that are susceptible to change as a result of changes in economic conditions and other factors. As a result, our allowance for loan losses may not be sufficient to cover actual loan losses, and future provisions for loan losses could materially adversely affect our operating results. In addition, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses. Such agencies may require us to recognize adjustments to the allowance based on their judgments about information available to them at the time of their examination.

Non-Interest Income

Non-interest income for the three months ended March 31, 2021 was $443,000 compared to non-interest income of $882,000 for the three months ended March 31, 2020. The decrease in total non-interest income was primarily due to an unrealized loss of $155,000 in our equity securities in the 2021 period compared to an unrealized gain of $206,000 in the comparable 2020 period, a decrease of $125,000 in other non-interest income, and a decrease of $9,000 in bank owned life insurance income. These were partially offset by an increase of $52,000 in other loan fees and service charges and an increase of $4,000 in investment advisory fees.

The unrealized loss of $155,000 in our equity securities in the three months ended March 31, 2021 was due to an increase in long term interest rates during the three months ended March 31, 2021 that resulted in market depreciation in our equity securities. The decrease in other non-interest income was due to a gain of $125,000 in the three months ended March 31, 2020 on a foreclosure sale of a delinquent mortgage loan. The decrease in bank owned life insurance income was due to a decrease in the yield of the underlying portfolio supporting the bank owned life insurance.

The increase in other loan fees and service charges was due to an increase of  $67,000 in ATM and debit card usage fees, partially offset by a decrease of $9,000 in other loan fees and loan servicing fees and a decrease of $6,000 in deposit account fees. The increase in investment advisory fees was due to an increase in commission income from Harbor West Wealth Management Group.

Non-Interest Expense

Non-interest expense increased by $486,000, or 8.0%, to $6.6 million for the three months ended March 31, 2021 from $6.1 million for the three months ended March 31, 2020. The increase resulted primarily from increases of  $380,000 in salaries and employee benefits, $95,000 in occupancy expense, $62,000 in outside data processing expense, and $32,000 in equipment expense, partially offset by decreases of  $50,000 in other operating expense, $28,000 in advertising expense, and $6,000 in real estate owned expense.

Salaries and employee benefits increased by $380,000, or 11.6%, to $3.7 million for the three months ended March 31, 2021 from $3.3 million for the three months ended March 31, 2020 primarily due to the payment of bonuses to branch personnel in connection with the COVID-19 pandemic and an increase in bonuses paid to loan production personnel. The increase in bonuses paid to loan production personnel and the increase in loan origination expenses offset was due to an increase in loan originations.

Occupancy expense increased by $95,000, or 19.9%, to $573,000 for the three months ended March 31, 2021 from $478,000 for the three months ended March 31, 2020 primarily as a result of additional intensive cleaning of our offices due to the COVID-19 pandemic and the repair and maintenance of our offices. Outside data processing expense increased by $62,000, or 14.6%, to $487,000 for the three months ended March 31, 2021 from $425,000 for the three months ended March 31, 2020 due to additional services required to enable us to expand and to enable employees to work remotely. Equipment expense increased by $32,000, or 14.7%, to $249,000 for the three months ended March 31, 2021 from $217,000 for the three months ended March 31, 2020 due to the purchases of additional equipment.

Advertising expense decreased by $28,000, or 53.8%, to $24,000 for the three months ended March 31, 2021 from $52,000 for the three months ended March 31, 2020 due mainly to the curtailment of advertising and promotional products in light of the COVID-19 pandemic. Real estate owned expense decreased by $6,000, or 12.8%, to $41,000 for the three months ended March 31, 2021 from $47,000 for the three months ended March 31, 2020 due to a reduction in operating expenses to maintain the one real estate owned property.

Other non-interest expense decreased by $50,000, or 3.2%, to $1.5 million for the three months ended March 31, 2021 from $1.6 million for the three months ended March 31, 2020 due mainly to decreases of $73,000 in legal fees, $35,000 in miscellaneous other non-interest expense, $13,000 in directors, officers and employee expense, $12,000 in insurance expense, and $3,000 in recruitment expenses related to the hiring of personnel, partially offset by increases of $40,000 in audit and accounting fees, $25,000 in service contracts expense, $10,000 in consulting services, $5,000 in office supplies, $4,000 in telephone expense, and $3,000 in directors compensation.

Income Taxes.  We recorded income tax expense of  $982,000 and $995,000 for the three months ended March 31, 2021 and 2020, respectively. For the three months ended March 31, 2021, we had approximately $162,000 in tax exempt income, compared to approximately $172,000 in tax exempt income for the three months ended March 31, 2020. Our effective income tax rates were 23.3% and 23.4% for the three months ended March 31, 2021 and 2020, respectively.

Average Balances and Yields

The following table presents information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting annualized average yields and costs. The yields and costs for the periods indicated are derived by dividing income or expense by the average daily balances of assets or liabilities, respectively, for the periods presented. Loan fees, including prepayment fees, are included in interest income on loans and are not material. Non-accrual loans are included in the average balances only. In addition, yields are not presented on a tax-equivalent basis. Any adjustments necessary to present yields on a tax-equivalent basis are insignificant.

	Three Months Ended March 31,
	2021			2020
	Average	Interest and	Yield/	Average	Interest and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost

Loans receivable	$834,468	$11,727	5.62%	$766,539	$12,244	6.39%
Securities(1)	19,098	83	1.74	20,679	115	2.22
Other interest-earning assets	48,400	10	0.08	65,122	320	1.97
Total interest-earning assets	901,966	11,820	5.24	852,340	12,679	5.95
Allowance for loan losses	(5,090)			(4,621)
Non-interest-earning assets	67,674			72,794
Total assets	$964,550			$920,513

Interest bearing demand	$108,002	$156	0.58%	$110,306	$322	1.17%
Savings and club accounts	102,632	79	0.31	99,799	223	0.89
Certificates of deposit	336,739	1,047	1.24	394,337	2,518	2.55
Interest-bearing deposits	547,373	1,282	0.94	604,442	3,063	2.03
Borrowed money	$28,000	183	2.61	23,154	165	2.85
Interest-bearing liabilities	575,373	1,465	1.02	627,596	3,228	2.06
Non-interest-bearing demand	219,599			137,976
Other non-interest-bearing liabilities	13,553			10,786
Total liabilities	808,525			776,358
Equity	156,025			144,155
Total liabilities and equity	$964,550			$920,513

Net interest income/interest spread		$10,355	4.22%		$9,451	3.89%
Interest rate margin			4.59%			4.44%
Net interest-earning assets	$326,593			$224,744
Average interest-earning assets to interest-bearing liabilities	156.76%			135.81%
(1)	Cash on deposit at Federal Home Loan Bank or Federal Reserve Board.

Rate/Volume Analysis

The following table sets forth the effects of changing rates and volumes on our net interest income. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The total column represents the sum of the prior columns.

	Three Months Ended 3/31/2021
	Compared to
	Three Months Ended 3/31/2020
	Increase (Decrease)
	Due to
	Volume	Rate	Total

	(Dollars in thousands)
Interest income:
Loans receivable	$4,777	$(5,294)	$(517)
Securities	(8)	(24)	(32)
Other interest-earning assets	(66)	(244)	(310)
Total	$4,703	$(5,562)	$(859)
Interest expense:
Interest bearing demand deposit	$(7)	$(159)	$(166)
Savings accounts	43	(187)	(144)
Certificates of deposits	(326)	(1,145)	(1,471)
Borrowed money	91	(73)	18
Total	(199)	(1,564)	(1,763)
Net change in net interest income	$4,902	$(3,998)	$904

Asset Quality

The following table sets forth information with respect to our non-performing assets at the dates indicated.

	March 31,	December 31,
	2021	2020

	(Dollars in thousands)
Non-accrual loans:
Residential real estate loans:
Multifamily	$—	$—
Mixed-use	—	—
Total residential real estate loans	—	—
Non-residential real estate loans	3,577	3,572
Construction loans	—	—
Commercial and industrial loans	—	—
Consumer loans	—	—
Total non-accrual loans	3,577	3,572
Accruing loans past due 90 days or more:
Residential real estate loans:
Multifamily	—	—
Total residential real estate loans	—	—
Non-residential real estate loans	—	—
Construction loans	—	—
Commercial and industrial loans	—	—
Consumer loans	—	—
Total accruing loans past due 90 days or more	—	—
Total non-performing loans	3,577	3,572
Real estate owned	1,996	1,996
Total non-performing assets	$5,573	$5,568
Total non-performing loans to total loans	0.43%	0.43%
Total non-performing assets to total assets	0.58%	0.58%

During the three months ended March 31, 2021, non-performing assets increased by $5,000, or 0.1%, to $5.6 million from $5.6 million as of December 31, 2020. The increase in non-performing assets was primarily due to the amount of capitalized real estate taxes we paid for the one non-accrual loan.

Total non-performing loans consisted of one loan at March 31, 2021 and at December 31, 2020. For the three months ended March 31, 2021 and March 31, 2020, gross interest income of $57,000 and $70,000, respectively, would have been recorded had the non-accrual loans at the end of the period been on accrual status throughout the period. In the first quarter of 2021, we did not collect any in interest income from the loan that was in non-accrual status in 2020.

At March 31, 2021, our one non-performing loan was a non-residential real estate loan with a balance of  $3.5 million that is secured by commercial real estate located in Greenwich, Connecticut. The loan was originated in 2016 as a two-year bridge loan and, upon the borrower’s failure to satisfy the loan at the maturity date, the loan was accelerated and a foreclosure action was instituted. At March 31, 2021, the loan remains in foreclosure but is subject to Connecticut’s continuing foreclosure moratorium. The property securing the loan is subject to a parking easement and we have ordered updated appraisals showing the property’s value both with and without the parking easement.

From time to time, as part of our loss mitigation strategy, we may renegotiate the loan terms based on the economic or legal reasons related to the borrower’s financial difficulties. There were no new TDRs during the three months ended March 31, 2021 or 2020 or during the year ended December 31, 2020. TDRs may be considered to be non-performing and if so are placed on non-accrual, except for those that have established a sufficient performance history (generally a minimum of six consecutive months of performance) under the terms of the restructured loan.

At March 31, 2021, five loans with aggregate balances of  $2.8 million were considered TDRs but were performing in accordance with their restructured terms for the requisite period of time (generally at least six consecutive months) to be returned to accrual status. At December 31, 2020, five loans with aggregate balances of  $2.8 million were considered TDRs but were performing in accordance with their restructured terms for the requisite period of time.

Impaired loans at March 31, 2021 totaled $4.3 million and consisted of three non-residential mortgage loans. There were no charge-offs for the three months ended March 31, 2021. Two of these loans are performing according to their loan terms. The remaining impaired loan is non-performing and is under foreclosure proceedings.

The following table sets forth an analysis of the activity in the allowance for loan losses for the periods indicated:

	March 31,	December 31,
	2021	2020

	(In Thousands)
Allowance at beginning of period	$5,088	$4,611
Provision for loan losses	17	814
Charge-offs:
Residential real estate loans:
One- to four-family	—	—
Multifamily	—	—
Mixed-use	—	—
Total residential real estate loans	—	—
Non-residential real estate loans	—	65
Construction loans	—	—
Commercial and industrial loans	—	271
Consumer loans	11	28
Total charge-offs	11	364
Recoveries:
Residential real estate loans:
One- to four-family	—	—
Multifamily	—	—
Mixed-use	—	—
Total residential real estate loans	—	—
Non-residential real estate loans	—	9
Construction loans	—	—
Commercial and industrial loans	—	15
Consumer loans	8	3
Total recoveries	8	27
Allowance at end of period	$5,102	$5,088
Total loans outstanding	$835,766	$824,708
Average loans outstanding	834,468	797,735
Ratio of allowance to non-performing loans	142.16%	142.44%
Ratio of allowance to total loans	0.61%	0.62%
Ratio of net charge-offs to average loans	—%	0.04%
Non-performing loans	$3,577	$3,572
Net charge-offs (charge-offs less recoveries)	2	337

The allowance for loan losses increased by $14,000 to $5.1 million at March 31, 2021 from $5.1 million at December 31, 2020. The increase in the allowances for loan losses was due primarily to the increase in the provision for loan losses, which reflected the increase in the charge-off levels which had an unfavorable impact on the historical loss factors and an increase in the construction loan and commercial and industrial loan portfolio, partially offset by the reduction of the non-performing asset levels and a decrease in the residential, multifamily, mixed-use and non-residential mortgage loan portfolio.

Liquidity and Capital Resources

We maintain liquid assets at levels we believe are adequate to meet our liquidity needs. We established a liquidity ratio policy that identify three liquidity ratios consisting of  (1) Cash/Deposits & Short Term Borrowings (“Cash Liquidity”), (2) Cash & Investments/Deposits & Short Term Borrowings (“On Balance Sheet Liquidity”), and (3) Cash & Investments & Borrowing Capacity/Deposits & Short Term Borrowings (“On Balance Sheet Liquidity & Borrowing Capacity”) to assist in the management of our liquidity. We also establish targets of 2.0% for the Cash Liquidity ratio, 8.0% for the On Balance Sheet Liquidity ratio, and 20.0% for the On Balance Sheet Liquidity & Borrowing Capacity ratio.

Our Cash Liquidity ratio, On Balance Sheet Liquidity ratio, and On Balance Sheet Liquidity & Borrowing Capacity ratio averaged 6.8%, 9.0%, and 16.3%, respectively, for the three months ended March 31, 2021 compared to 8.9%, 11.3%, and 19.9%, respectively, for the year ended December 31, 2020. We adjust our liquidity levels to fund deposit outflows, pay real estate taxes on real estate loans, repay our borrowings, and to fund loan commitments. We also adjust liquidity as appropriate to meet asset and liability management objectives. However, during the existing low interest rate environment, we have strategically allowed these metrics to fall below the minimum thresholds at times to provide for the effective management of extension risk and other interest rate risks.

Our liquidity ratios cannot be calculated using amounts disclosed in our consolidated financial statements, as many of the calculations involve monthly, quarterly or annual averages. To calculate our liquidity ratios, the average liquidity base from the prior month is used as the denominator to calculate a daily liquidity ratio. The liquidity base consists of savings account balances, certificates of deposit balances, checking and money market balances, deposit loans and borrowings. The daily balances of these components are averaged to arrive at the liquidity base for the month, and the daily cash balances in selected general ledger accounts are used to derive our liquidity position. A daily liquidity ratio is calculated using the liquidity for the day divided by the prior month’s average liquidity base. At the end of each month, a monthly liquidity position is calculated using the average liquidity position for the month divided by the prior month’s average liquidity base. To calculate quarterly and annual liquidity ratios, we take the average liquidity for the three- or twelve-month period, respectively, and average it.

Our primary sources of liquidity are deposits, prepayment of loans and mortgage-backed securities, maturities of investment securities, other short-term investments, earnings, and funds provided from operations. While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by market interest rates, economic conditions, and rates offered by our competition. We set the interest rates on our deposits to maintain a desired level of total deposits. In addition, we invest excess funds in short-term interest-earning assets, which provide liquidity to meet lending requirements.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included with our Consolidated Financial Statements.

Our primary investing activities are the origination of construction loans, commercial and industrial loans, multifamily loans, and to a lesser extent, mixed-use real estate loans and other loans. For the three months ended March 31, 2021 and 2020, our loan originations totaled $125.6 million and $105.9 million, respectively. Cash received from the sales, calls, maturities and pay-downs on securities totaled $444,000 and $289,000 for the three months ended March 31, 2021 and 2020, respectively. We did not purchase any securities during the three months ended March 31, 2021 and 2020, respectively.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of New York to provide advances. As a member of the Federal Home Loan Bank of New York, we are required to own capital stock in the Federal Home Loan Bank of New York and are authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to credit-worthiness have been met. We had an available borrowing limit of $45.8 million and $49.4 million from the Federal Home Loan Bank of New York as of March 31, 2021 and December 31, 2020, respectively. There were $28.0 million, of Federal Home Loan Bank advances at March 31, 2021 and December 31, 2020.

In addition, we have a borrowing agreement with Atlantic Community Bankers Bank (“ACBB”) to provide short-term borrowings of $8.0 million at March 31, 2021 and December 31, 2020. There were no outstanding borrowings with ACBB at March 31, 2021 and December 31, 2020.

At March 31, 2021, we had unfunded commitments on construction loans of $329.0 million, outstanding commitments to originate loans of $253.3 million, unfunded commitments under lines of credit of $107.6 million, and unfunded standby letters of credit of $7.0 million. At March 31, 2021, certificates of deposit scheduled to mature in less than one year totaled $189.5 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In the event a significant portion of our deposits are not retained by us, we will have to utilize other funding sources, such as various types of sourced deposits, and/or Federal Home Loan Bank advances, in order to maintain our level of assets. Alternatively, we could reduce our level of liquid assets, such as our cash and cash equivalents. In addition, the cost of such deposits may be significantly higher or lower depending on market interest rates at the time of renewal.

NorthEast Community Bancorp is a separate legal entity from NorthEast Community Bank and must provide for its own liquidity. In addition to its operating expenses, NorthEast Community Bancorp is responsible for paying any dividends declared to its stockholders and for the repurchase, if any, of its shares of common stock. At March 31, 2021, NorthEast Community Bancorp had liquid assets of $3.7 million and $5.9 million in loan participations orginated by NorthEast Community Bank which are held by NorthEast Community Bancorp.

Off-Balance Sheet Arrangements

For the three months ended March 31, 2021, we did not engage in any off-balance sheet transactions reasonably likely to have a material adverse effect on our financial condition, results of operations or cash-flows.

Impact of Inflation and Changing Prices

The consolidated financial statements and related notes of NorthEast Community Bancorp have been prepared in accordance with GAAP, which generally requires the measurement of financial position and operating results in terms of historical dollars without consideration for changes in the relative purchasing power of money over time due to inflation. The primary impact of inflation is reflected in the increased cost of our operations. Unlike industrial companies, our assets and liabilities are primarily monetary in nature. As a result, changes in market interest rates have a greater impact on performance than the effects of inflation.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk is defined as the exposure to current and future earnings and capital that arises from adverse movements in interest rates. Depending on a bank’s asset/liability structure, adverse movements in interest rates could be either rising or falling interest rates. For example, a bank with predominantly long-term fixed-rate assets and short-term liabilities could have an adverse earnings exposure to a rising rate environment. Conversely, a short-term or variable-rate asset base funded by longer-term liabilities could be negatively affected by falling rates. This is referred to as re-pricing or maturity mismatch risk.

Interest rate risk also arises from changes in the slope of the yield curve (yield curve risk), from imperfect correlations in the adjustment of rates earned and paid on different instruments with otherwise similar re-pricing characteristics (basis risk), and from interest rate related options embedded in our assets and liabilities (option risk).

Our objective is to manage our interest rate risk by determining whether a given movement in interest rates affects our net interest income and the market value of our portfolio equity in a positive or negative way and to execute strategies to maintain interest rate risk within established limits. The results at March 31, 2021 indicate the level of risk within the parameters of our model. Our management believes that the March 31, 2021 results indicate a profile that reflects interest rate risk exposures in both rising and declining rate environments for both net interest income and economic value.

Model Simulation Analysis.  We view interest rate risk from two different perspectives. The traditional accounting perspective, which defines and measures interest rate risk as the change in net interest income and earnings caused by a change in interest rates, provides the best view of short-term interest rate risk exposure. We also view interest rate risk from an economic perspective, which defines and measures interest rate risk as the change in the market value of portfolio equity caused by changes in the values of assets and liabilities, which fluctuate due to changes in interest rates. The market value of portfolio equity, also referred to as the economic value of equity, is defined as the present value of future cash flows from existing assets, minus the present value of future cash flows from existing liabilities.

These two perspectives give rise to income simulation and economic value simulation, each of which presents a unique picture of our risk of any movement in interest rates. Income simulation identifies the timing and magnitude of changes in income resulting from changes in prevailing interest rates over a short-term time horizon (usually one or two years). Economic value simulation reflects the interest rate sensitivity of assets and liabilities in a more comprehensive fashion, reflecting all future time periods. It can identify the quantity of interest rate risk as a function of the changes in the economic values of assets and liabilities, and the corresponding change in the economic value of equity of NorthEast Community Bank. Both types of simulation assist in identifying, measuring, monitoring and controlling interest rate risk and are employed by management to ensure that variations in interest rate risk exposure will be maintained within policy guidelines.

We produce these simulation reports and discuss them with our management Asset and Liability Committee on at least a quarterly basis. The simulation reports compare baseline (no interest rate change) to the results of an interest rate shock, to illustrate the specific impact of the interest rate scenario tested on income and equity. The model, which incorporates asset and liability rate information, simulates the effect of various interest rate movements on income and equity value. The reports identify and measure our interest rate risk exposure present in our current asset/liability structure. Management considers both a static (current position) and dynamic (forecast changes in volume) analysis as well as non-parallel and gradual changes in interest rates and the yield curve in assessing interest rate exposures.

If the results produce quantifiable interest rate risk exposure beyond our limits, then the testing will have served as a monitoring mechanism to allow us to initiate asset/liability strategies designed to reduce and therefore mitigate interest rate risk. The table below sets forth an approximation of our interest rate risk exposure. The simulation uses projected repricing of assets and liabilities at March 31, 2021. The income simulation analysis presented represents a one-year impact of the interest scenario assuming a static balance sheet. Various assumptions are made regarding the prepayment speed and optionality of loans, investment securities and deposits, which are based on analysis and market information. The assumptions regarding optionality, such as prepayments of loans and the effective lives and repricing of non-maturity deposit products, are documented periodically through evaluation of current market conditions and historical correlations to our specific asset and liability products under varying interest rate scenarios.

Because the prospective effects of hypothetical interest rate changes are based on a number of assumptions, these computations should not be relied upon as indicative of actual results. While we believe such assumptions to be reasonable, assumed prepayment rates may not approximate actual future prepayment activity on mortgage-backed securities or agency issued collateralized obligations (secured by one- to four-family loans and multifamily loans). Further, the computation does not reflect any actions that management may undertake in response to changes in interest rates and assumes a constant asset base. Management periodically reviews the rate assumptions based on existing and projected economic conditions and consults with industry experts to validate our model and simulation results.

The table below sets forth, as of March 31, 2021, NorthEast Community Bank’s net portfolio value, the estimated changes in our net portfolio value and net interest income that would result from the designated instantaneous parallel changes in market interest rates.

	Twelve Month
	Net Interest Income	Net Portfolio Value
	Percent		Percent
Change in Interest Rates (Basis Points)	of Change	Estimated NPV	of Change
+200	25.86%	$184,753	10.49%
+100	12.77	176,232	5.39
0	—	167,212	—
-100	(4.47)%	165,884	(0.79)%

As of March 31, 2021, based on the scenarios above, net interest income would increase by approximately 12.77% to 25.86%, over a one-year time horizon in a rising interest rate environment. One-year net interest income would decrease by approximately 4.47% in a declining interest rate environment over the same period.

Conversely, economic value at risk would be negatively impacted by a rise in interest rates. We have established an interest rate floor of zero percent for measuring interest rate risk. The difference between the two results reflects the relatively long terms of a portion of our assets which is captured by the economic value at risk but has less impact on the one year net interest income sensitivity.

Overall, our March 31, 2021 results indicate that we are adequately positioned with an acceptable net interest income and economic value at risk and that all interest rate risk results continue to be within our policy guidelines.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure (1) that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms; and (2) that they are alerted in a timely manner about material information relating to the Company required to be filed in its periodic Securities and Exchange Commission filings.

During the quarter ended March 31, 2021, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

The Company is involved in various legal actions and claims arising in the normal course of business. In the opinion of management, these legal actions and claims are not expected to have a material adverse impact on the Company’s financial condition.

Item 1A. Risk Factors

For information regarding the Company’s risk factors, refer to the “Risk Factors” in the prospectus of NorthEast Community Bancorp, Inc., filed with the Securities and Exchange Commission pursuant to Rule 424(b)(3) on May 24, 2021. As of March 31, 2021, the risk factors of the Company have not changed materially from those disclosed in the prospectus.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable. Please see Explanatory Note.

Item 3. Defaults Upon Senior Securities

Not applicable. Please see Explanatory Note.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

See Exhibit Index.

EXHIBIT INDEX

Exhibit No.	Description

3.1

Articles of Incorporation of NorthEast Community Bancorp, Inc. (Incorporated by reference to Exhibit 3.1 to NorthEast Community Bancorp, Inc’s Registration Statement on Form S-1 (Registration No. 333-253982))

3.2	Bylaws of NorthEast Community Bancorp, Inc. (Incorporated by reference to Exhibit 3.2 to NorthEast Community Bancorp, Inc.’s Registration Statement on Form S-1 (Registration No. 333-253982))
4.1

Specimen Stock Certificate of NorthEast Community Bancorp, Inc. (Incorporated by reference to Exhibit 4.01 to NorthEast Community Bancorp, Inc.’s Registration Statement on Form S-1 (Registration No. 333-253982))

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of NorthEast Community Bancorp, Inc.

31.2 32.0 101.0

Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of NorthEast Community Bancorp, Inc.

Certification of Chief Executive Officer and Chief Financial Officer of NorthEast Community Bancorp, Inc. Pursuant to 18 U.S.C. Section 1350,as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

The following materials from the Company’s Quarterly Report to Stockholders on Form 10-Q for the quarter ended March 31, 2021, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholder’s Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

101.INS†	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document
104†	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

†  Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

Date: June 28, 2021

NORTHEAST COMMUNITY BANCORP, INC.

By:	/s/ Kenneth A. Martinek
Name:	Kenneth A. Martinek
Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Donald S. Hom
Name:	Donald S. Hom
Title:	Executive Vice President and Chief Financial Officer
(Principal Financial and Chief Accounting Officer)