Form 10-Q
period 2021-06-30
NorthEast Community Bancorp, Inc./MD/
filed 2021-08-13
CIK 1847398

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-40589

NorthEast Community Bancorp, Inc.

(Exact name of registrant as specified in its charter)

Maryland	86-3173858
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

325 Hamilton Avenue

White Plains, New York 10601

(Address of Principal Executive Offices)

(914) 684-2500

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	NECB	The Nasdaq Stock Market LLC

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

As of August 13, 2021, there were 16,377,936 shares of the registrant’s common stock outstanding.

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

NORTHEAST COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	June 30,	December 31,
	2021	2020

	(In thousands, except share
	and per share amounts)
ASSETS
Cash and amounts due from depository institutions	$8,953	$7,613
Interest-bearing deposits	154,882	61,578
Total cash and cash equivalents	163,835	69,191
Certificates of deposit	100	100
Equity Securities	10,270	10,332
Securities available-for-sale, at fair value	2	2
Securities held-to-maturity (fair value of $10,932 and $7,519, respectively)	10,842	7,382
Loans receivable	829,970	824,708
Deferred loan (fees) costs, net	338	113
Allowance for loan losses	(5,094)	(5,088)
Net loans	825,214	819,733
Premises and equipment, net	23,187	18,675
Investments in restricted stock, at cost	1,569	1,595
Bank owned life insurance	24,987	24,691
Accrued interest receivable	3,619	3,838
Goodwill	651	651
Real estate owned	1,996	1,996
Property held for investment	1,500	1,518
Right of Use Assets – Operating	2,830	3,094
Right of Use Assets – Financing	361	363
Other assets	5,570	5,060
Total assets	$1,076,533	$968,221
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing	$257,808	$221,371
Interest bearing	540,996	550,335
Total deposits	798,804	771,706
Advance payments by borrowers for taxes and insurance	2,012	2,258
Federal Home Loan Bank advances	28,000	28,000
Lease Liability – Operating	2,864	3,115
Lease Liability – Financing	478	460
Stock Subscription	74,933	-
Accounts payable and accrued expenses	8,595	8,857
Total liabilities	915,686	814,396

See notes to consolidated financial statements.

NORTHEAST COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (continued)

(Unaudited)

	June 30,	December 31,
	2021	2020

	(In thousands, except share
	and per share amounts)
Stockholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 19,000,000 shares authorized; 13,225,000 shares issued; and 12,194,611 shares outstanding at June 30, 2021 and December 31, 2020, respectively	$132	$132
Additional paid-in capital	56,974	56,901
Unearned Employee Stock Ownership Plan (“ESOP”) shares	(1,166)	(1,296)
Treasury stock – at cost, 1,030,389 shares at June 30, 2021 and December 31, 2020, respectively	(7,032)	(7,032)
Retained earnings	112,127	105,305
Accumulated other comprehensive loss	(188)	(185)
Total stockholders’ equity	160,847	153,825
Total liabilities and stockholders’ equity	$1,076,533	$968,221

See notes to consolidated financial statements.

NORTHEAST COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(In thousands, except per share amounts)
INTEREST INCOME:
Loans	$11,575	$12,196	$23,302	$24,441
Interest-earning deposits	11	11	21	331
Securities – taxable	90	108	173	224
Total Interest Income	11,676	12,315	23,496	24,996
INTEREST EXPENSE:
Deposits	1,113	2,622	2,395	5,685
Borrowings	176	176	350	332
Financing Lease	9	9	18	18
Total Interest Expense	1,298	2,807	2,763	6,035
Net Interest Income	10,378	9,508	20,733	18,961
Provision for loan loss	—	518	17	532
Net Interest Income after Provision for Loan Losses	10,378	8,990	20,716	18,429
NON-INTEREST INCOME:
Other loan fees and service charges	393	200	715	470
Gain on disposition of equipment	7	—	7	—
Earnings on bank owned life insurance	148	149	295	305
Investment advisory fees	124	92	242	206
Unrealized gain (loss) on equity securities	93	93	(62)	299
Other	13	7	24	143
Total Non-Interest Income	778	541	1,221	1,423
NON-INTEREST EXPENSES:
Salaries and employee benefits	3,512	3,589	7,169	6,866
Occupancy expense	472	479	1,045	957
Equipment	239	194	488	411
Outside data processing	337	425	824	850
Advertising	24	66	47	118
Real estate owned expense	26	93	68	141
Other	1,699	1,455	3,223	3,028
Total Non-Interest Expenses	6,309	6,301	12,864	12,371
INCOME BEFORE PROVISION FOR INCOME TAXES	4,847	3,230	9,073	7,481
PROVISION FOR INCOME TAXES	1,126	752	2,107	1,747
NET INCOME	$3,721	$2,478	$6,966	$5,734
EARNINGS PER COMMON SHARE – BASIC AND DILUTED	$0.31	$0.21	$0.58	$0.48
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	12,075	12,049	12,072	12,046
DIVIDENDS DECLARED PER COMMON SHARE	$—	$0.03	$0.03	$0.06

See notes to consolidated financial statements.

NORTHEAST COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(In thousands)
Net Income	$3,721	$2,478	$6,966	$5,734
Other comprehensive income (loss):
Defined benefit pension:
Reclassification adjustments out of accumulated other comprehensive income:
Amortization of prior service cost(1)	—	4	—	8
Amortization of actuarial loss(1)	8	4	16	8
Actuarial gain arising during period	(15)	(4)	(21)	(8)
Total	(7)	4	(5)	8
Income tax effect(2)	1	6	2	12
Total other comprehensive (loss) income	(6)	10	(3)	20
Total Comprehensive Income	$3,715	$2,488	$6,963	$5,754
(1)	Amounts are included in salaries and employees benefits in the audited consolidated statements of operations as part of net periodic pension cost. See Note 16 for further information.
(2)	Amounts are included in provision for income taxes in the audited consolidated statements of operations.

See notes to consolidated financial statements.

NORTHEAST COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Three and Six Months Ended June 30, 2021 and 2020

(Unaudited)

						Accumulated
		Additional				Other
	Common	Paid- in	Unearned	Retained	Treasury	Comprehensive
	Stock	Capital	ESOP Shares	Earnings	Stock	Loss	Total

	(In thousands, except share and per share amounts)
Balance - April 1, 2020	$132	$56,910	$(1,490)	$96,662	$(7,032)	$(91)	$145,091
Net income	—	—	—	2,478	—	—	2,478
Other comprehensive income	—	—	—	—	—	10	10
Cash dividend declared ($0.03 per share)	—	—	—	(143)	—	—	(143)
ESOP shares earned	—	(15)	65	—	—	—	50
Balance – June 30, 2020	$132	$56,895	$(1,425)	$98,997	$(7,032)	$(81)	$147,486

Balance - April 1, 2021	$132	$56,933	$(1,231)	$108,406	$(7,032)	$(182)	$157,026
Net income	—	—	—	3,721	—	—	3,721
Other comprehensive loss	—	—	—	—	—	(6)	(6)
ESOP shares earned	—	41	65	—	—	—	106
Balance – June 30, 2021	$132	$56,974	$(1,166)	$112,127	$(7,032)	$(188)	$160,847

						Accumulated
		Additional				Other
	Common	Paid- in	Unearned	Retained	Treasury	Comprehensive
	Stock	Capital	ESOP Shares	Earnings	Stock	Loss	Total

	(In thousands, except share and per share amounts)
Balance – December 31, 2019	$132	$56,902	$(1,555)	$93,767	$(7,032)	$(101)	$142,113
Net income	—	—	—	5,734	—	—	5,734
Other comprehensive income	—	—	—	—	—	20	20
Cash dividend declared ($0.06 per share)	—	—	—	(504)	—	—	(504)
ESOP shares earned	—	(7)	130	—	—	—	123
Balance – June 30, 2020	$132	$56,895	$(1,425)	$98,997	$(7,032)	$(81)	$147,486

Balance – December 31, 2020	$132	$56,901	$(1,296)	$105,305	$(7,032)	$(185)	$153,825
Net income	—	—	—	6,966	—	—	6,966
Other comprehensive loss	—	—	—	—	—	(3)	(3)
Cash dividend declared ($0.03 per share)	—	—	—	(144)	—	—	(144)
ESOP shares earned	—	73	130	—	—	—	203
Balance – June 30, 2021	$132	$56,974	$(1,166)	$112,127	$(7,032)	$(188)	$160,847

See notes to consolidated financial statements.

NORTHEAST COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2021	2020

	(In thousands)
Cash Flows from Operating Activities:
Net income	$6,966	$5,734
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of securities premiums and discounts, net	(3)	(1)
Provision for loan losses	17	532
Depreciation	568	486
Net accretion of deferred loan fees and costs	23	(89)
Deferred income tax expense	745	(95)
Unrealized gain (loss) recognized on equity securities	62	(299)
Impairment of real estate owned	-	56
Earnings on bank owned life insurance	(295)	(305)
Gain on dispositions of premises and equipment	(7)	-
ESOP compensation expense	202	121
Decrease (Increase) in accrued interest receivable	219	(211)
(Increase) Decrease in other assets	(971)	2,983
Decrease in accounts payable and accrued expenses	(347)	(1,365)
Net Cash Provided by Operating Activities	7,179	7,547
Cash Flows from Investing Activities:
Net increase in loans	(8,669)	(54,766)
Proceeds from sale of loan	3,148	—
Principal repayments on securities available-for-sale	—	1
Principal repayments on securities held-to-maturity	793	613
Purchase of securities held-to-maturity	(4,250)	—
Net redemptions (purchase) of restricted stock	26	(247)
Purchases of premises and equipment	(5,073)	(651)
Net Cash Used in Investing Activities	(14,025)	(55,050)
Cash Flows from Financing Activities:
Net increase (decrease) in deposits	27,098	(13,474)
Proceeds from FHLB of NY advances	—	7,000
Proceeds from stock subscription	74,933	—
Decrease in advance payments by borrowers for taxes and insurance	(246)	(539)
Cash dividends paid	(295)	(732)
Net Cash Provided (Used in) by Financing Activities	101,490	(7,745)
Net Decrease in Cash and Cash Equivalents	94,644	(55,248)
Cash and Cash Equivalents – Beginning	69,191	127,675
Cash and Cash Equivalents – Ending	$163,835	$72,427

NORTHEAST COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

	Six Months Ended June 30,
	2021	2020

	(In thousands)
Supplementary Cash Flows Information:
Income taxes paid	$1,936	$275
Interest paid	$2,770	$6,016
Supplementary Disclosure of Non-Cash Investing and Financing Activities:
Dividends declared and not paid	$—	$148

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

NORTHEAST COMMUNITY BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Summary of Significant Accounting Policies

The following is a description of the Company’s business and significant accounting and reporting policies:

Nature of Business:

Northeast Community Bancorp, Inc. (the “Company”) is a Maryland corporation that was incorporated in May 2021 to be the successor to NorthEast Community Bancorp, Inc., a federally chartered corporation (the “Mid-Tier Holding Company”), upon completion of the second-step conversion of NorthEast Community Bank (the “Bank”) from the two-tier mutual holding company structure to the stock holding company structure. NorthEast Community Bancorp, MHC was the former mutual holding company for the Mid-Tier Holding Company prior to completion of the second-step conversion. In conjunction with the second-step conversion, each of NorthEast Community Bancorp, MHC and the Mid-Tier Holding Company merged out of existence and now cease to exist. The second-step conversion was completed on July 12, 2021, at which time the Company sold, for gross proceeds of $97.8 million, a total of 9,784,077 shares of common stock at $10.00 per share. As part of the second-step conversion, each of the existing outstanding shares of Mid-Tier Holding Company common stock owned by persons other than NorthEast Community Bancorp, MHC was converted into 1.3400 shares of Company common stock. As a result of the second-step conversion, all share information has been subsequently revised to reflect the 1.3400 exchange ratio, unless otherwise noted.

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

New England Commercial Properties LLC (“NECP”), a New York limited liability company and wholly owned subsidiary of the Bank, was formed in October 2007 to facilitate the purchase or lease of real property by the Bank. New England Commercial Properties, LLC currently owns one foreclosed property located in Pennsylvania.

NECB Financial Services Group, LLC (“NECB Financial”), a New York limited liability company and wholly owned subsidiary of the Bank, was formed in the third quarter of 2012 as a complement to Harbor West Wealth Management Group to sell life insurance and fixed rate annuities. NECB Financial is licensed in the States of New York and Connecticut.

72 West Eckerson LLC (“72 West Eckerson”), a New York limited liability company and wholly owned subsidiary of the Bank, was formed in April 2015 to facilitate the purchase or lease of real property by the Bank and currently owns the branch locations in Spring Valley, New York and Monroe, New York.

166 Route 59 Realty LLC (“166 Route 59 Realty”), a New York limited liability company and wholly owned subsidiary of the Bank, was formed in April 2021 to facilitate the purchase or lease of real property by the Bank and currently owns the property for a proposed branch located in Airmont, New York.

Principal of Consolidations:

The accompanying unaudited consolidated financial statements include the accounts of the Company, the Bank, NECP, NECB Financial, 72 West Eckerson, and 166 Route 59 Realty (collectively the “Company”) and have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All significant inter-company accounts and transactions have been eliminated in consolidation. The accounting and reporting policies of the Company and its subsidiaries conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”) and to the rules and regulations of the Securities and Exchange Commission (the “SEC”), including the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. The unaudited consolidated interim financial information should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the prospectus of the Company filed with the SEC pursuant to Rule 424(b)(3) on May 24, 2021.

In the opinion of the Company, all adjustments (consisting only of normal recurring accruals) that are necessary for a fair presentation of the operating results for the interim periods have been included. The results of operations for periods of less than a year are not necessarily indicative of results for the full year or any other period.

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

Effective January 1, 2015, the Company adopted the Basel III final rule. Based on the Company’s capital levels and statement of condition composition at December 31, 2020, the implementation of the new rule had no material impact on our regulatory capital level or ratios at the Bank level. The new rule established limits at the Company level and increased the minimum Tier 1 capital to risk based assets requirement from 4% to 6% of risk-weighted assets; established a new common equity Tier 1 capital; and assigned a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The new rule has a capital conservation buffer requirement that was phased in at a rate of 0.625% annually beginning January 1, 2016 through January 1, 2020, when full capital conservation buffer requirement of 2.50% became effective. The Bank met all capital adequacy requirements to which it was subject as of June 30, 2021 and December 31, 2020.

The following table presents information about the Bank’s capital levels at the dates presented:

			Regulatory Capital Requirements
			Minimum Capital			For Classification as
	Actual		Adequacy(1)			Well-Capitalized
	Amount	Ratio	Amount		Ratio	Amount		Ratio

	(Dollars in Thousands)
As of June 30, 2021:
Total capital (to risk-weighted assets)	$150,825	13.58%	$	≥88,878	≥8.00%	$	≥111,098	≥10.00%
Tier 1 capital (to risk-weighted assets)	145,759	13.12		≥66,659	≥6.00		≥88,878	≥8.00
Common equity tier 1 capital (to risk-weighted assets)	145,759	13.12		≥49,994	≥4.50		≥72,214	≥6.50
Core (Tier 1) capital (to adjusted total assets)	145,759	14.84		≥39,296	≥4.00		≥49,120	≥5.00
As of December 31, 2020:
Total capital (to risk-weighted assets)	$143,021	13.72%	$	≥83,399	≥8.00%	$	≥104,249	≥10.00%
Tier 1 capital (to risk-weighted assets)	137,962	13.23		≥62,550	≥6.00		≥83,399	≥8.00
Common equity tier 1 capital (to risk-weighted assets)	137,962	13.23		≥46,912	≥4.50		≥67,762	≥6.50
Core (Tier 1) capital (to adjusted total assets)	137,962	14.79		≥37,304	≥4.00		≥46,629	≥5.00
(1)	Ratios do not include the capital conservation buffer.

Based on the most recent notification by the FDIC, the Bank was categorized as “well capitalized” under the regulatory framework for prompt corrective action. There have been no conditions or events that have occurred since notification that management believes have changed the Bank’s category.

Note 3 — Equity Securities

The following table is the schedule of Equity Securities at June 30, 2021 and December 31, 2020. The Equity Securities consists of our investment in a market-rate bond mutual fund that invests in high quality fixed income bonds, mainly government agency securities whose proceeds are designed to positively impact community development throughout the United States. The mutual fund focuses exclusively on providing Affordable Housing for Low- and Moderate-Income borrowers and renters, including those in Majority Minority Census Tracts.

	June 30,	December 31,
	2021	2020

	(In Thousands)
Equity Securities, at Fair Value	$10,270	$10,332

The following is a summary of unrealized gains recognized in net income on equity securities during the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(In Thousands)		(In Thousands)
Unrealized net gain (loss) recognized during the reporting period
on equity securities still held at the reporting date	$93	$93	$(62)	$299

Note 4 — Securities Available-for-Sale

The following table summarizes the Company’s portfolio of securities available-for-sale at June 30, 2021 and December 31, 2020.

	June 30, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In Thousands)
Mortgage-backed securities – residential:
Federal Home Loan Mortgage Corporation	$2	$—	$—	$2
	$2	$—	$—	$2

	December 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In Thousands)
Mortgage-backed securities – residential:
Federal Home Loan Mortgage Corporation	$2	$—	$—	$2
	$2	$—	$—	$2

There were no sales of securities available-for-sale as of June 30, 2021 and December 31, 2020.

Contractual final maturities of mortgage-backed securities were as follows:

	June 30, 2021
	Amortized Cost	Fair Value

	(In Thousands)
Due after one year but within five years	$2	$2
	$2	$2

The maturities shown above are based upon contractual final maturity. Actual maturities will differ from contractual maturities due to scheduled monthly repayments and due to the underlying borrowers having the right to prepay their obligations. At June 30, 2021 and December 31, 2020, the Company had no unrealized loss.

Note 5 — Securities Held-to-Maturity

The following table summarizes the Company’s portfolio of securities held-to-maturity at June 30, 2021 and December 31, 2020.

	June 30, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In Thousands)
Municipal Bonds	$8,439	$—	$—	$8,439
Mortgage-backed securities – residential:
Government National Mortgage Association	$772	$23	$—	$795
Federal Home Loan Mortgage Corporation	55	—	1	54
Federal National Mortgage Association	838	36	—	874
Collateralized mortgage obligations – GSE	738	32	—	770
	$2,403	$91	$1	$2,493
	$10,842	$91	$1	$10,932

	December 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In Thousands)
Municipal Bonds	$4,189	$—	$—	$4,189
Mortgage-backed securities – residential:
Government National Mortgage Association	$933	$25	$—	$958
Federal Home Loan Mortgage Corporation	59	—	1	58
Federal National Mortgage Association	1,097	45	—	1,142
Collateralized mortgage obligations – GSE	1,104	68	—	1,172
	$3,193	138	1	$3,330
	$7,382	$138	$1	$7,519

Contractual final maturities of mortgage-backed securities and municipal bonds were as follows at June 30, 2021:

	June 30, 2021
	Amortized	Fair
	Cost	Value

	(In Thousands)
Due within one year	$4,213	$4,235
Due after one but within five years	1,479	1,479
Due after five but within ten years	860	860
Due after ten years	4,290	4,358
	$10,842	$10,932

The maturities shown above are based upon contractual final maturity. Actual maturities will differ from contractual maturities due to scheduled monthly repayments and due to the underlying borrowers having the right to prepay their obligations.

The age of unrealized losses and the fair value of related securities held-to-maturity were as follows:

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

	(In Thousands)
June 30, 2021:
Federal Home Loan Mortgage Corporation	$—	$—	$41	$1	$41	$1
	$—	$—	$41	$1	$41	$1

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

	(In Thousands)
December 31, 2020:
Federal Home Loan Mortgage Corporation	$42	$1	$—	$—	$42	$1
	$42	$1	$—	$—	$42	$1

At June 30, 2021, one mortgage-backed security had unrealized loss. Management concluded that the unrealized loss reflected above for the mortgage-backed security was temporary in nature since the loss was related primarily to market interest rates and not related to the underlying credit quality of the issuer of the security. Additionally, the Company has the ability and intent to hold the security for the time necessary to recover the amortized cost. At December 31, 2020, there was one mortgage-backed security with unrealized loss.

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

The composition of loans were as follows at June 30, 2021 and December 31, 2020:

	June 30,	December 31,
	2021	2020

	(In Thousands)
Residential real estate:
One-to-four family	$4,803	$6,170
Multi-family	89,514	90,506
Mixed-use	28,230	30,508
Total residential real estate	122,547	127,184
Non-residential real estate	55,144	60,665
Construction	571,963	545,788
Commercial and industrial	79,973	90,577
Overdrafts	302	452
Consumer	41	42
Total Loans	829,970	824,708
Allowance for loan losses	(5,094)	(5,088)
Deferred loan (fees) costs, net	338	113
	$825,214	$819,733

Loans serviced for the benefit of others totaled approximately $6,600,000 and $11,876,000 at June 30, 2021 and December 31, 2020, respectively. The value of mortgage servicing rights was not material at June 30, 2021 and December 31, 2020. Two loans were sold at par totaling $3,148,000, net of interest reserve of $242,000, with no gain or loss recognized on the sale during the three and six months ended June 30, 2021. There was no loan sale during the six months ended at June 30, 2020. The Company did not issue Payroll Protection Program (“PPP”) loans associated with the Coronavirus Response and Relief Supplemental Appropriations Act of 2021 (the “CARES Act”) in 2021 or 2020.

The Company had no loans to related parties at June 30, 2021 and December 31, 2020. In addition, the Company did not originate any loans to related parties in 2021 or 2020.

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

The following tables summarize the distribution of the allowance for loan losses and loans receivable by loan class and impairment method at June 30, 2021 and December 31, 2020:

At June 30, 2021:

		Non-		Commercial
	Residential	residential		and
	Real Estate	Real Estate	Construction	Industrial	Consumer	Overdraft	Unallocated	Total

	(In Thousands)
Allowance for loan losses:
Ending balance	$687	$476	$3,196	$682	$—	$15	$38	$5,094
Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Ending balance: collectively evaluated for impairment	$687	$476	$3,196	$682	$—	$15	$38	$5,094
Loans receivable:
Ending balance	$122,547	$55,144	$571,963	$79,973	$41	$302	$—	$829,970
Ending balance: individually evaluated for impairment	$1,977	$4,334	$—	$—	$—	$—	$—	$6,311
Ending balance: collectively evaluated for impairment	$120,570	$50,810	$571,963	$79,973	$41	$302	$—	$823,659

At December 31, 2020:

		Non-		Commercial
	Residential	residential		and
	Real Estate	Real Estate	Construction	Industrial	Consumer	Overdraft	Unallocated	Total

	(In Thousands)
Allowance for loan losses:
Ending balance	$707	$519	$3,068	$774	$—	$20	$—	$5,088
Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Ending balance: collectively evaluated for impairment	$707	$519	$3,068	$774	$—	$20	$—	$5,088
Loans receivable:
Ending balance	$127,184	$60,665	$545,788	$90,577	$42	$452	$—	$824,708
Ending balance: individually evaluated for impairment	$2,009	$4,461	$—	$—	$—	$—	$—	$6,470
Ending balance: collectively evaluated for impairment	$125,175	$56,204	$545,788	$90,577	$42	$452	$—	$818,238

The activity in the allowance for loan loss by loan class for the three months ended June 30, 2021 and 2020 was as follows:

		Non-		Commercial
	Residential	residential		and
	Real Estate	Real Estate	Construction	Industrial	Consumer	Overdraft	Unallocated	Total

	(In Thousands)
Allowance for loan losses:
Balance - April 1, 2021	$699	$501	$3,144	$756	$—	$2	$—	$5,102
Charge-offs	—	—	—	—	—	(9)	—	(9)
Recoveries	1	—	—	—	—	—	—	1
Provision (Benefit)	(13)	(25)	52	(74)	—	22	38	—
Balance - June 30, 2021	$687	$476	$3,196	$682	$—	$15	$38	$5,094

		Non-		Commercial
	Residential	residential		and
	Real Estate	Real Estate	Construction	Industrial	Consumer	Overdraft	Unallocated	Total

	(In Thousands)
Allowance for loan losses:
Balance - April 1, 2020	$606	$503	$2,700	$587	$—	$70	$174	$4,640
Charge-offs	—	—	—	—	—	(3)	—	(3)
Recoveries	—	9	—	—	—	—	—	9
Provision (Benefit)	(95)	(78)	339	171	—	(44)	225	518
Balance - June 30, 2020	$511	$434	$3,039	$758	$—	$23	$399	$5,164

The activity in the allowance for loan loss by loan class for the six months ended June 30, 2021 and 2020 was as follows:

		Non-		Commercial
	Residential	residential		and
	Real Estate	Real Estate	Construction	Industrial	Consumer	Overdraft	Unallocated	Total

	(In Thousands)
Allowance for loan losses:
Balance - January 1, 2021	$707	$519	$3,068	$774	$—	$20	$—	$5,088
Charge-offs	—	—	—	—	—	(20)	—	(20)
Recoveries	1	—	—	—	—	8	—	9
Provision (Benefit)	(21)	(43)	128	(92)	—	7	38	17
Balance - June 30, 2021	$687	$476	$3,196	$682	$—	$15	$38	$5,094

		Non-		Commercial
	Residential	residential		and
	Real Estate	Real Estate	Construction	Industrial	Consumer	Overdraft	Unallocated	Total

	(In Thousands)
Allowance for loan losses:
Balance - January 1, 2020	$605	$503	$2,692	$566	$—	$71	$174	$4,611
Charge-offs	—	—	—	—	—	(4)	—	(4)
Recoveries	1	9	—	15	—	—	—	25
Provision (Benefit)	(95)	(78)	347	177	—	(44)	225	532
Balance - June 30, 2020	$511	$434	$3,039	$758	$—	$23	$399	$5,164

The following table shows our recorded investment, unpaid principal balance and allocated allowance for loan losses for loans that were considered impaired at:

As of and for the Three and Six Months Ended June 30, 2021:

				Three Months Ended June 30, 2021		Six Months Ended June 30, 2021
	Recorded	Unpaid Principal	Related	Average Recorded	Interest Income	Average Recorded	Interest Income
2021	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized

	(In Thousands)
With no related allowance recorded:
Residential real estate-Multi-family	$1,977	$1,977	$—	$1,986	$24	$1,994	$45
Non-residential real estate	4,334	4,401	—	4,337	8	4,378	17
Construction	—	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—	—
	6,311	6,378	—	6,323	32	6,372	62
With an allowance recorded	—	—	—	—	—	—	—

Total:
Residential real estate-Multi-family	1,977	1,977	—	1,986	24	1,994	45
Non-residential real estate	4,334	4,401	—	4,337	8	4,378	17
Construction	—	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—	—
	$6,311	$6,378	$—	$6,323	$32	$6,372	$62

As of and for the Year Ended December 31, 2020:

	Recorded	Unpaid Principal	Related	Average Recorded	Interest Income
2020	Investment	Balance	Allowance	Investment	Recognized

	(In Thousands)
With no related allowance recorded:
Residential real estate-Multi-family	$2,009	$2,009	$—	$2,666	$87
Non-residential real estate	4,461	4,526	—	4,371	50
Construction	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
	6,470	6,535	—	7,037	137
With an allowance recorded	—	—	—	—	—

Total:
Residential real estate-Multi-family	2,009	2,009	—	2,666	87
Non-residential real estate	4,461	4,526	—	4,371	50
Construction	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
	$6,470	$6,535	$—	$7,037	$137

The following table sets forth the composition of our nonaccrual loans at the dates indicated.

Loans Receivable on Nonaccrual Status as of June 30, 2021 and December 31, 2020:

	June 30,	December 31,
	2021	2020

	(In Thousands)
Non-residential real estate	3,593	3,572
	$3,593	$3,572

The Company did not recognize any interest income on non-accrual loans during the six months ended June 30, 2021 and 2020. Interest income that would have been recorded had the loans been on accrual status would have amounted to approximately $57,000 and $52,000 for the three months, and $114,000 and $122,000 for the six months ended June 30, 2021 and 2020, respectively. The Company is not committed to lend additional funds to borrowers whose loans have been placed on non-accrual status.

The following tables provide information about delinquencies in our loan portfolio at the dates indicated.

Age Analysis of Past Due Loans as of June 30, 2021:

							Recorded
							Investment >
	30 – 59 Days	60 – 89 Days	Greater Than	Total Past		Total Loans	90 Days and
	Past Due	Past Due	90 Days	Due	Current	Receivable	Accruing

	(In Thousands)
Residential real estate:
One- to four-family	$—	$—	$—	$—	$4,803	$4,803	$—
Multi-family	—	—	—	—	89,514	89,514	—
Mixed-use	—	—	—	—	28,230	28,230	—
Non-residential real estate	—	—	3,593	3,593	51,551	55,144	—
Construction loans	—	—	—	—	571,963	571,963	—
Commercial and industrial loans	—	—	—	—	79,973	79,973	—
Overdrafts	—	—	—	—	302	302	—
Consumer	—	—	—	—	41	41	—
	$—	$—	$3,593	$3,593	$826,377	$829,970	$—

Age Analysis of Past Due Loans as of December 31, 2020:

							Recorded
							Investment
	30 – 59 Days	60 – 89 Days	Greater Than	Total Past		Total Loans	> 90 Days and
	Past Due	Past Due	90 Days	Due	Current	Receivable	Accruing

	(In Thousands)
Residential real estate:
One- to four-family	$—	$—	$—	$—	$6,170	$6,170	$—
Multi-family	—	—	—	—	90,506	90,506	—
Mixed-use	—	—	—	—	30,508	30,508	—
Non-residential real estate	—	—	3,572	3,572	57,093	60,665	—
Construction loans	—	—	—	—	545,788	545,788	—
Commercial and industrial loans	—	—	—	—	90,577	90,577	—
Overdrafts	—	—	—	—	452	452	—
Consumer	—	—	—	—	42	42	—
	$—	$—	$3,572	$3,572	$821,136	$824,708	$—

The following tables provide certain information related to the credit quality of our loan portfolio.

Credit Risk Profile by Internally Assigned Grade as of June 30, 2021:

	Residential	Non-residential		Commercial
	Real Estate	Real Estate	Construction	and Industrial	Consumer	Overdrafts	Total

	(In Thousands)
Grade:
Pass	$122,547	$51,551	$571,963	$79,713	$41	$302	$826,117
Special Mention	—	—	—	260	—	—	260
Substandard	—	3,593	—	—	—	—	3,593
Doubtful	—	—	—	—	—	—	—
	$122,547	$55,144	$571,963	$79,973	$41	$302	$829,970

Credit Risk Profile by Internally Assigned Grade as of December 31, 2020:

	Residential	Non-residential		Commercial
	Real Estate	Real Estate	Construction	and Industrial	Consumer	Overdrafts	Total

	(In Thousands)
Grade:
Pass	$127,184	$56,943	$545,788	$90,276	$42	$452	$820,685
Special Mention	—	—	—	301	—	—	301
Substandard	—	3,722	—	—	—	—	3,722
Doubtful	—	—	—	—	—	—	—
	$127,184	$60,665	$545,788	$90,577	$42	452	$824,708

Troubled Debt Restructuring:

The following table shows our recorded investment for loans classified as a troubled debt restructuring (a “TDR”) that are performing according to their restructured terms at the periods indicated:

	June 30,		December 31,
	2021		2020
	Number of	Recorded	Number of	Recorded
	contracts	Investment	contracts	Investment

	(Dollars in Thousands)
Multi-family	1	$1,081	1	$1,098
Mixed-use	2	896	2	911
Non-residential real estate	2	741	2	739
Total performing	5	$2,718	5	$2,748

The following is a summary of interest foregone on loans classified as a TDR for the three and six-month periods ended June 30, 2021 and June 30, 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(In Thousands)		(In Thousands)
Interest income that would have been recognized had the loans performed in accordance with their original terms	$33	$46	$76	$93
Less: Interest income included in the results of operations	32	31	62	63
Total foregone interest	$1	$15	$14	$30

There were no loans modified that were deemed to be a TDR during the six months ended June 30, 2021 and 2020. During the six months ended June 30, 2021 and 2020, none of the loans that were modified during the previous twelve months had defaulted.

The CARES Act includes a provision for the Company to opt out of applying the “troubled-debt restructuring” (“TDR”) accounting guidance in ASC 310-40 for certain loan modifications. Loan modifications made between March 1, 2020 and the earlier of  (1) December 30, 2020 or (2) 60 days after the President declares a termination of the COVID-19 national emergency are eligible for this relief if the related loans were not more than 30 days past due as of December 31, 2020. As of June 30, 2021, we had two loans totaling $9.5 million still in deferral status related to this Act.

Note 7 — Real Estate Owned (“REO”)

The Company owned one foreclosed property valued at approximately $1,996,000 at June 30, 2021 and December 31, 2020, consisting of an office building located in Pennsylvania. The property was acquired through foreclosure in December 2014.

Further declines in real estate values may result in impairment charges in the future. Routine holding costs are charged to expense as incurred and improvements to real estate owned that enhance the value of the real estate are capitalized. REO expense recorded in the consolidated statements of income amounted to $26,000 and $94,000 for the three months, and $68,000 and $141,000 for the six months ended June 30, 2021 and 2020, respectively.

Note 8 — Federal Home Loan Bank of New York (“FHLB”) Advances

FHLB advances are summarized as follows at June 30, 2021 and December 31, 2020:

	June 30,		December 31,
	2021		2020
		Weighted Average		Weighted Average
	Amount	Interest Rate	Amount	Interest Rate

	(Dollars in Thousands)
Advances maturing in:
One year or less	$7,000	2.79%	$—	—%
After one to three years	14,000	2.85%	14,000	2.81%
After three to four years	—	—%	7,000	2.86%
After five years (due 2030)	7,000	1.61%	7,000	1.61%
	$28,000	2.43%	$28,000	2.52%

At June 30, 2021, none of the above advances were subject to early call or redemption features. All advances had fixed interest rates and the term of the advance ranges between 2 and 10 years. At June 30, 2021, the advances were secured by a pledge of the Company’s investment in the capital stock of the FHLB and a blanket assignment of the Company’s otherwise unpledged qualifying mortgage loans. At June 30, 2021, these unpledged qualifying mortgage loans were not pledged to any company other than the FHLB. At June 30, 2021, the Company had the ability to borrow $41.2 million, net of  $28.0 million in outstanding advances, from the FHLB and $8.0 million from Atlantic Community Bankers Bank (“ACBB”).

Note 9 — Benefits Plans

Outside Director Retirement Plan (“DRP”)

The DRP is an unfunded non-contributory defined benefit pension plan covering all non-employee directors meeting eligibility requirements as specified in the plan document. The following table sets forth information regarding the components of net pension periodic expense measured as of June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(Dollars In Thousands)		(Dollars In Thousands)
Net periodic pension expense:
Service cost	$33	$31	$65	$62
Interest cost	10	10	20	20
Actuarial loss recognized	8	4	16	8
Prior service cost recognized	—	4	—	8
Total net periodic pension expense included in other non-interest expenses	$51	$49	$101	$98

At June 30, 2021 and 2020, unrecognized net loss of $21,000 and $2,000, respectively, was included in accumulated other comprehensive income.

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

Expenses of $132,000 and $49,000 for the three months, and $227,000 and $99,000 for the six months ended June 30, 2021 and 2020, respectively, were recorded for this plan and are reflected in the Consolidated Statements of Operations under Salaries and Employee Benefits.

401(k) Plan

The Company maintains a 401(k) plan for all eligible employees. Participants are permitted to contribute from 1% to 15% of their annual compensation up to the maximum permitted under the Internal Revenue Code. The Company provided no matching contribution during the three and six months ended June 30, 2021 and 2020.

Employee Stock Ownership Plan (“ESOP”)

In conjunction with the Mid-Tier Holding Company’s public stock offering in 2006, the Bank established an ESOP for all eligible employees (substantially all full-time employees). The ESOP borrowed $5,184,200 from the Mid-Tier Holding Company and used those funds to acquire 518,420 shares of the Mid-Tier Holding Company common stock at $10.00 per share. The loan from the Mid-Tier Holding Company, which has been assumed by the Company, carries an interest rate of 8.25% and is repayable in twenty annual installments through 2025.

In conjunction with the Company’s second-step conversion offering, on July 12, 2021, the ESOP borrowed $7,827,260 from the Company and used those funds to acquire 782,726 shres of Company common stock at $10.00 per share. The loan from the Company carries an interest rate equal to 3.25% and is repayable in fifteen annual installments through 2035.

Each year, the Bank makes discretionary contributions to the ESOP equal to the principal and interest payment required on the loan from the Company. The ESOP may further pay down the principal balance of the loans by using dividends paid, if any, on the shares of Company common stock it owns. The balance remaining on the first ESOP loan was $2,051,000 at June 30, 2021 and December 31, 2020.

Shares purchased with the loan proceeds serve as collateral for the loan and are held in a suspense account for future allocation among ESOP participants. As the loan principal is repaid, shares will be released from the suspense account and become eligible for allocation. The allocation among plan participants will be as described in the ESOP governing document.

ESOP shares initially pledged as collateral were recorded as unearned ESOP shares in the stockholders’ equity section of the consolidated statement of financial condition. Thereafter, on a monthly basis over a 240 month period, approximately 2,160 shares are committed to be released and compensation expense is recorded equal to the shares committed to be released multiplied by the average closing price of the Company’s stock during that month. ESOP expense totaled approximately $105,000 and $107,000 for the three months, and $202,000 and $179,000 for the six months ended June 30, 2021 and 2020, respectively. Dividends on unallocated shares, which totaled approximately $4,000 and $5,000 for the three months, and $9,000 and $10,000 for the six months ended June 30, 2021 and 2020, are recorded as a reduction of the ESOP loan. Dividends on allocated shares, which totaled approximately $11,000 and $11,000 for the three months, and $23,000 and $21,000 for the six months ended June 30, 2021 and 2020, respectively, are charged to retained earnings.

ESOP shares are summarized as follows:

	June 30,	December 31,
	2021	2020
Allocated shares	375,855	362,894
Shares committed to be released	25,921	25,921
Unearned shares	116,644	129,605
Total ESOP Shares	518,420	518,420
Less allocated shares distributed to former or retired employees	(76,509)	(76,509)
Total ESOP Shares Held by Trustee	441,911	441,911
Fair value of unearned shares	$1,853,473	$1,684,865

Note 10 — Leases

The Company has operating leases and finance leases all comprised of real estate property. The operating leases comprise substantially all of the Company’s obligations in which the Company is the lessee, with remaining lease terms ranging between 2 and 9 years. Most operating lease agreements consist of initial lease terms ranging between 5 and 10 years, with options to renew the leases or extend the term. The finance lease has a remaining lease term of 95 years. The payment structure of all leases is fixed rental payments with lease payments increasing on pre-determined dates at either a predetermined amount or change in the consumer price index.

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

At June 30, 2021 and December 31, 2020, the quantitative data relating to the Company’s leases are as follows (in thousands):

	June 30,	December 31,
	2021	2020
Finance Lease Amounts:
ROU asset	$361	$363
Lease liability	$478	$460
Operating Lease Amounts:
ROU assets	$2,830	$3,094
Lease liabilities	$2,864	$3,115
Weighted-average remaining lease term
Finance lease	95 years	96 years
Operating leases	7.29	7.61
Weighted-average discount rate
Finance lease	9.50%	9.50%
Operating leases	1.25%	1.34%

The components of lease expense and cash flow information related to leases as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(Dollars In Thousands)		(Dollars In Thousands)
Finance Lease Cost
Amortization of ROU asset	$1	$1	$2	$2
Interest on lease liability	$9	$9	$18	$18
Operating Lease Costs	$141	$110	$283	$221
Cash paid for amounts included in the measurement of lease liabilities
Finance lease	$—	$—	$—	$—
Operating leases	$136	$108	$271	$217

Maturities of lease liabilities at June 30, 2021 are as follows (in thousands):

	Operating	Finance
	Leases	Lease
Years ended December 31:
2021	$276	$30
2022	549	30
2023	423	30
2024	333	30
2025	302	30
Thereafter	1,110	4,164
Total lease payments	$2,993	$4,314
Interest	(129)	(3,836)
Lease liability	$2,864	$478

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

An asset’s or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The following table sets forth the Company’s assets that are carried at fair value on a recurring basis and the level that was used to determine their fair value at June 30, 2021 and December 31, 2020:

	Quoted Prices in		Significant Other		Significant		Total Carried
	Active Markets for		Observable		Unobservable		at Fair
	Identical Assets		Inputs		Inputs		Value on a
	(Level 1)		(Level 2)		(Level 3)		Recurring Basis
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
Description	2021	2020	2021	2020	2021	2020	2021	2020
Assets:
Marketable equity securities:
Mutual funds	$10,270	$10,332	$—	$—	$—	$—	$10,270	$10,332
Mortgage-backed securities
FHLMC	—	—	2	2	—	—	2	2
Total assets	$10,270	$10,332	$2	$2	$—	$—	$10,272	$10,334

There were no transfers between Level 1 and 2 during the six months ended June 30, 2021 or the year ended December 31, 2020. The Company did not have any liabilities that were carried at fair value on a recurring basis at June 30, 2021 and December 31, 2020.

The following table sets forth the Company’s assets that are carried at fair value on a non-recurring basis and the level that was used to determine their fair value, at June 30, 2021 and December 31, 2020:

	Quoted Prices in		Significant Other		Significant		Total Carried
	Active Markets for		Observable		Unobservable		at Fair
	Identical Assets		Inputs		Inputs		Value on a
	(Level 1)		(Level 2)		(Level 3)		Non-Recurring Basis
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
Description	2021	2020	2021	2020	2021	2020	2021	2020

	(In Thousands)
Assets:
Impaired loans	$—	$—	$—	$—	$—	$150	$—	$150
Real estate owned	—	—	—	—	—	1,996	—	1,996
Total assets	$—	$—	$—	$—	$—	$2,146	$—	$2,146

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

The Company did not have any liabilities that were carried at fair value on a non-recurring basis at June 30, 2021 and December 31, 2020.

The methods and assumptions used to estimate fair value at June 30, 2021 and December 31, 2020 are as follows:

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

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at June 30, 2021 and December 31, 2020:

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

The carrying amounts and estimated fair value of our financial instruments are as follows:

			Fair Value at June 30, 2021
			Quoted
			Prices in
			Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
	Carrying		Assets	Inputs	Inputs
(In thousands)	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Cash and cash equivalents	$163,835	$163,835	$163,835	$—	$—
Certificates of deposit	100	100	—	100	—
Marketable equity securities	10,270	10,270	10,270	—	—
Securities available for sale	2	2	—	2	—
Securities held to maturity	10,842	10,932	—	10,932	—
Loans receivable	829,970	826,721	—	—	826,721
Investments in restricted stock	1,569	1,569	—	1,569	—
Accrued interest receivable	3,619	3,619	—	3,619	—
Financial Liabilities
Deposits	798,804	801,270	—	801,270	—
FHLB of New York advances	28,000	28,771	—	28,771	—
Accrued interest payable	58	58	—	58	—

			Fair Value at December 31, 2020
			Quoted
			Prices in
			Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
	Carrying		Assets	Inputs	Inputs
(In thousands)	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Cash and cash equivalents	$69,191	$69,191	$69,191	$—	$—
Certificates of deposit	100	100	—	100	—
Marketable equity securities	10,332	10,332	10,332	—	—
Securities available for sale	2	2	—	2	—
Securities held to maturity	7,382	7,519	—	7,519	—
Loans receivable	819,733	823,996	—	—	823,996
Investments in restricted stock	1,595	1,595	—	1,595	—
Accrued interest receivable	3,838	3,838	—	3,838	—
Financial Liabilities
Deposits	771,706	776,413	—	776,413	—
FHLB of New York advances	28,000	29,292	—	29,292	—
Accrued interest payable	8	8	—	8	—

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

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals such as referral fees based month end reports. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of June 30, 2021, the Company did not have any significant contract balances.

All of the Company’s revenue from contracts with customers within the scope of ASC 606 is recognized within noninterest income. The following table presents the Company’s sources of noninterest income for the three and six months ended June 30, 2021 and 2020. Sources of revenue outside the scope of ASC 606 are noted as such:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(In Thousands)		(In Thousands)
Non-interest income:
Deposit-related fees and charges	$17	$17	$34	$41
Loan-related fees and charges(1)	220	85	368	241
Electronic banking fees and charges	156	98	313	188
Gain on disposition of equipment(1)	7	—	7	—
Income from bank owned life insurance(1)	148	149	295	305
Investment advisory fees	124	92	242	206
Unrealized gain (loss) on equity securities(1)	93	93	(62)	299
Miscellaneous(1)	13	7	24	143
Total non-interest income	$778	$541	$1,221	$1,423
(1)	Not within the scope of ASC 606.

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

Due to the impact of COVID-19 on our borrowers, we granted eligible loan modifications under the CARES Act in the form of payment deferral of principal and interest to 195 loans totaling $190.8 million at the time payment deferral was requested. As of June 30, 2021, we had two loans totaling $9.5 million still in deferral status.

One loan, with a balance of $672,000 as of June 30, 2021, is secured by a restaurant including land and building located in Philadelphia, Pennsylvania. We granted deferral of principal payments until July 1, 2021 with the borrower making monthly interest and tax escrow payments. The borrower resumed making regular principal, interest and escrow payments in August 2021.

The second loan, with a balance of $8.8 million as of June 30, 2021, is secured by a 218 unit apartment complex located in Philadelphia, Pennsylvania. We granted deferment to the second loan effective May 1, 2021 until November 1, 2021 based on a review of a current rent roll whereby we determined the borrower has been negatively affected by the COVID-19 pandemic, with a higher than normal level of delinquent rent payments and non-paying tenants and limited recourse under a continued eviction moratorium in Pennsylvania, and based on our good relationship with the borrower. The borrower’s real estate taxes are paid through March 31, 2022. We will continue to monitor the rent collection activity throughout the deferral period.

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

Based on management’s comprehensive analysis of the loan portfolio, management believes the allowance for loan losses is appropriate as of June 30, 2021.

Balance Sheet Analysis

General

Total assets increased by $108.3 million, or 11.2%, to $1,076.5 billion at June 30, 2021, from $968.2 million at December 31, 2020. The increase in assets was primarily due to increases in cash and cash equivalents of $94.6 million, premises and equipment of $4.5 million, net loans of $5.5 million, and investment securities held-to-maturity of  $3.5 million.

Cash and cash equivalents increased by $94.6 million, or 136.8%, to $163.8 million at June 30, 2021 from $69.2 million at December 31, 2020. The increase in cash can primarily be attributed to an increase in deposits of $27.1 million and an increase in stock subscriptions of $74.9 million related to our recently completed second-step conversion offering, partially offset by an increase in loans of $5.5 million, an increase in investment securities held-to-maturity of $3.5 million, an increase in premises and equipment of $4.5 million due primarily to the purchase of property for a new branch office, a decrease in advance payments by borrowers for taxes and insurance of $246,000 and cash dividends of $295,000.

Securities held-to-maturity increased by $3.5 million, or 46.9%, to $10.8 million at June 30, 2021 from $7.4 million at December 31, 2020. The increase was primarily due to the purchase of investment securities totaling $4.3 million, partially offset by maturities and pay-downs of $793,000.

Loans, net of the allowance for loan losses, increased by $5.5 million, or 0.7%, to $825.2 million at June 30, 2021 from $819.7 million at December 31, 2020. The increase in loans, net of the allowance for loan losses, was primarily due to a net increase in construction loans of $26.2 million. The increases were partially offset by decreases in non-residential loans of $5.5 million, mixed-use loans of $2.3 million, commercial and industrial loans of  $10.6 million, one- to four-family loans of $1.4 million, and multi-family loans of  $992,000, coupled with normal pay-downs and principal reductions.

Premises and equipment increased by $4.5 million, or 24.2%, to $23.2 million at June 30, 2021 from $18.7 million at December 31, 2020 due to the acquisition of property for a new branch site located in Monsey, New York.

Foreclosed real estate was $2.0 million at June 30, 2021 and December 31, 2020.

Right of use assets — operating, recognized in accordance with Accounting Standards Codification 842 “Leases”, decreased by $264,000, or 8.5%, to $2.8 million at June 30, 2021 from $3.1 million at December 31, 2020, primarily due to amortization.

Other assets increased by $510,000, or 10.1%, to $5.6 million at June 30, 2021 from $5.1 million at December 31, 2020 due to an increase in suspense accounts of $1.0 million and an increase in prepaid expense of $240,000, partially offset by a decrease in tax assets of $728,000.

Total deposits increased by $27.1 million, or 3.5%, to $798.8 million at June 30, 2021, from $771.7 million at December 31, 2020. The increase was primarily due to an increase in non-interest bearing demand deposits of $36.4 million, or 16.5%, and an increase in NOW/money market accounts of $18.0 million, or 17.9%, from December 31, 2020 to June 30, 2021. The increase was partially offset by a decrease in certificates of deposit of $25.3 million, or 7.3%, and a decrease in savings account balances of $2.0 million, or 2.0%, from December 31, 2020 to June 30, 2021.

Federal Home Loan Bank advances were $28.0 million at both June 30, 2021 and December 31, 2020.

Stock subscription was $74.9 million at June 30, 2021due to stock subscription orders received in connection with our recently completed second-step conversion offering.

Stockholders’ equity increased by $7.0 million, or 4.6% to $160.8 million at June 30, 2021, from $153.8 million at December 31, 2020. The increase in stockholders’equity was primarily a result of net income of  $7.0 million for the six months ended June 30, 2021, a reduction of $202,000 in unearned employee stock ownership plan shares, partially offset by dividends declared of $144,000 and $3,000 in other comprehensive loss.

Results of Operations for the Three Months Ended June 30, 2021 and 2020

Financial Highlights

Net income for the three months ended June 30, 2021 was $3.7 million compared to net income of $2.5 million for the three months ended June 30, 2020. Net income for the three months ended June 30, 2021 was higher than net income for the three months ended June 30, 2020 primarily due to an increase in the net interest income, an increase in non-interest income, and a decrease in the provision for loan losses expense. These were partially offset by an increase in non-interest expense and an increase in income tax expense.

Net Interest Income

Net interest income totaled $10.4 million for the three months ended June 30, 2021, as compared to $9.5 million for the three months ended June 30, 2020. The increase in net interest income of $870,000, or 9.1%, was primarily due to the decrease in interest expense that exceeded a decrease in interest income.

The decrease in interest expense and interest income is consistent with the decrease in interest rates in response to the COVID-19 pandemic and its impact on the economy and interest rate environment. However, our cost of interest bearing liabilities decreased much greater than our yield on interest earning assets as our interest bearing liabilities repriced much faster to lower interest rates than our yield on interest earning assets.

Interest and dividend income decreased by $639,000, or 5.2%, to $11.7 million for the three months ended June 30, 2021 from $12.3 million for the three months ended June 30, 2020 due to a decrease in the yield on interest earning assets by 53 basis points from 5.58% for the three months ended June 30, 2020 to 5.05% for the three months ended June 30, 2021, partially offset by an increase in the average balance of interest earning assets of $42.3 million, or 4.8%, to $924.9 million for the three months ended June 30, 2021 from $882.6 million for the three months ended June 30, 2020.

Interest expense decreased by $1.5 million, or 53.8%, to $1.3 million for the three months ended June 30, 2021 from $2.8 million for the three months ended June 30, 2020 due to a decrease in average interest bearing liabilities of  $53.8 million, or 8.7%, to $568.3 million for the three months ended June 30, 2021 from $622.1 million for the three months ended June 30, 2020 and a decrease in the cost of interest bearing liabilities by 89 basis points from 1.80% for the three months ended June 30, 2020 to 0.91% for the three months ended June 30, 2021.

The decrease in the cost of interest bearing liabilities was also partially due to a shift to non-interest bearing demand deposits from interest bearing certificates of deposits as the average balances of non-interest bearing demand deposits increased by $80.0 million, or 50.0%, to $240.0 million for the three months ended June 30, 2021 from $160.0 million for the three months ended June 30, 2020 and the average balances of certificates of deposits decreased by $55.5 million, or 14.6%, to $324.4 million for the three months ended June 30, 2021 from $379.9 million for the three months ended June 30, 2020. Net interest margin increased by 18 basis points, or 4.2%, during the three months ended June 30, 2021 to 4.49% compared to 4.31% during the three months ended June 30, 2020.

Provision for Loan Losses.  Management recorded no loan loss provision for the three months ended June 30, 2021 compared to loan loss provision of $518,000 for the three months ended June 30, 2020. We charged-off a total of $9,000 and $3,000 during the three months ended June 30, 2021 and June 30, 2020, respectively, against various unpaid overdrafts in our demand deposit accounts. We recorded recoveries of  $1,000 and $9,000 during the three months ended June 30, 2021 and June 30, 2020, respectively.

The provision recorded for the three months ended June 30, 2020 was primarily attributed to the perceived potential credit risk associated with the COVID-19 pandemic, although no specific or probable losses were identified at that time. Although the COVID-19 pandemic and the resulting recession has impacted the local economy, we have not experienced any significant deterioration of our borrowers’ ability to keep current in accordance with the terms of their obligations. Based on a review of the loans that were in the loan portfolio at June 30, 2021, management believes that the allowance is maintained at a level that represents its best estimate of inherent losses in the loan portfolio that were both probable and reasonably estimable.

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

Non-Interest Income

Non-interest income for the three months ended June 30, 2021 was $778,000 compared to non-interest income of $541,000 for the three months ended June 30, 2020. The increase in total non-interest income was primarily due to an increase of $193,000 in other loan fees and service charges, an increase of $32,000 in investment advisory fees, a net gain of $7,000 on the sale of fixed assets, and an increase of $6,000 in other non-interest income, partially offset by a decrease of $1,000 in bank owned life insurance income.

The increase in other loan fees and service charges was due to an increase of  $135,000 in other loan fees and loan servicing fees and an increase of $58,000 in ATM and debit card usage fees. The increase in investment advisory fees was due to an increase in commission income from Harbor West Wealth Management Group.

Non-Interest Expense

Non-interest expense increased by $8,000, or 0.1%, to $6.3 million for the three months ended June 30, 2021 from $6.3 million for the three months ended June 30, 2020. The increase resulted primarily from increases of $244,000 in other operating expense and $45,000 in equipment expense, partially offset by decreases of $88,000 in outside data processing expense, $77,000 in salaries and employee benefits, $67,000 in real estate owned expense, $42,000 in advertising expense, and $7,000 in occupancy expense.

Other non-interest expense increased by $244,000, or 16.8%, to $1.7 million for the three months ended June 30, 2021 from $1.5 million for the three months ended June 30, 2020 due mainly to increases of $207,000 in consulting services, $37,000 in audit and accounting fees, $9,000 in telephone expense, $6,000 in directors, officers and employee expense, $4,000 in legal fees, $3,000 in miscellaneous other non-interest expense, $1,000 in office supplies, and $1,000 in recruitment expenses related to the hiring of personnel, partially offset by decreases of $11,000 in service contracts expense, $8,000 in insurance expense, and $5,000 in directors compensation.

Equipment expense increased by $45,000, or 23.2%, to $239,000 for the three months ended June 30, 2021 from $194,000 for the three months ended June 30, 2020 due to the purchases of additional equipment.

Outside data processing expense decreased by $88,000, or 20.7%, to $337,000 for the three months ended June 30, 2021 from $425,000 for the three months ended June 30, 2020 due to additional services required in 2020 to enable us to expand and to enable employees to work remotely.

Salaries and employee benefits decreased by $77,000, or 2.1%, to $3.5 million for the three months ended June 30, 2021 from $3.6 million for the three months ended June 30, 2020 primarily due to an increase in loan originations that caused an increase in loan origination expenses offset, partially offset by an increase in bonuses paid to loan production personnel.

Real estate owned expense decreased by $67,000, or 72.0%, to $26,000 for the three months ended June 30, 2021 from $93,000 for the three months ended June 30, 2020 due to a write-down of $56,000 during the 2020 period on the one real estate owned property and a reduction in operating expenses to maintain the one real estate owned property.

Advertising expense decreased by $42,000, or 63.6%, to $24,000 for the three months ended June 30, 2021 from $66,000 for the three months ended June 30, 2020 due mainly to the curtailment of advertising and promotional products in light of the COVID-19 pandemic.

Occupancy expense decreased by $7,000, or 1.5%, to $472,000 for the three months ended June 30, 2021 from $479,000 for the three months ended June 30, 2020 primarily as a result of reduction in the intensive cleaning of our offices due to the COVID-19 pandemic, partially offset by the leasing of additional office space to facilitate the expansion of the Company.

Income Taxes.  We recorded income tax expense of  $1.1 million and $752,000 for the three months ended June 31, 2021 and 2020, respectively. For the three months ended June 30, 2021, we had approximately $174,000 in tax exempt income, compared to approximately $165,000 in tax exempt income for the three months ended June 30, 2020. Our effective income tax rates were 23.2% and 23.3% for the three months ended June 30, 2021 and 2020, respectively.

Results of Operations for the Six Months Ended June 30, 2021 and 2020

Financial Highlights

Net income for the six months ended June 30, 2021 was $7.0 million compared to net income of $5.7 million for the six months ended June 30, 2020. Net income for the six months ended June 30, 2021 was higher than net income for the six months ended June 30, 2020 primarily due to an increase in the net interest income and a decrease in the provision for loan losses expense. These were partially offset by a decrease in non-interest income, an increase in non-interest expense and an increase in income tax expense.

Net Interest Income

Net interest income totaled $20.7 million for the six months ended June 30, 2021, as compared to $19.0 million for the six months ended June 30, 2020. The increase in net interest income of $1.8 million, or 9.4%, was primarily due to the decrease in interest expense that exceeded a decrease in interest income. In a manner consistent with the decrease in interest rates in response to the COVID-19 pandemic, our cost of interest bearing liabilities decreased much greater than our yield on interest earning assets as our interest bearing liabilities repriced much faster to lower interest rates than our yield on interest earning assets.

Interest and dividend income decreased by $1.5 million, or 6.0%, to $23.5 million for the six months ended June 30, 2021 from $25.0 million for the six months ended June 30, 2020 due to a decrease in the yield on interest earning assets by 62 basis points from 5.76% for the six months ended June 30, 2020 to 5.14% for the six months ended June 30, 2021, partially offset by an increase in the average balance of interest earning assets of $46.0 million, or 5.3%, to $913.5 million for the six months ended June 30, 2021 from $867.5 million for the six months ended June 30, 2020.

Interest expense decreased by $3.3 million, or 54.2%, to $2.8 million for the six months ended June 30, 2021 from $6.0 million for the six months ended June 30, 2020 due to a decrease in average interest bearing liabilities of  $53.0 million, or 8.5%, to $571.8 million for the six months ended June 30, 2021 from $624.8 million for the six months ended June 30, 2020 and a decrease in the cost of interest bearing liabilities by 96 basis points from 1.93% for the six months ended June 30, 2020 to 0.97% for the six months ended June 30, 2021.

The decrease in the cost of interest bearing liabilities was also partially due to a shift to non-interest bearing demand deposits from interest bearing certificates of deposits as the average balances of non-interest bearing demand deposits increased by $80.9 million, or 54.3%, to $229.9 million for the six months ended June 30, 2021 from $149.0 million for the six months ended June 30, 2020 and the average balances of certificates of deposits decreased by $56.6 million, or 14.6%, to $330.5 million for the six months ended June 30, 2021 from $387.1 million for the six months ended June 30, 2020. Net interest margin increased by 17 basis points, or 0.2%, during the six months ended June 30, 2021 to 4.54% compared to 4.37% during the six months ended June 30, 2020.

Provision for Loan Losses.  Management recorded loan loss provision of $17,000 for the six months ended June 30, 2021 compared to loan loss provision of $532,000 for the six months ended June 30, 2020. We charged-off a total of $20,000 and $4,000 during the six months ended June 30, 2021 and June 30, 2020, respectively, against various unpaid overdrafts in our demand deposit accounts. We recorded recoveries of  $9,000 and $25,000 during the six months ended June 30, 2021 and June 30, 2020, respectively.

The provision recorded for the six months ended June 30, 2020 was primarily attributed to the perceived potential credit risk associated with the COVID-19 pandemic, although no specific or probable losses were identified at that time. Although the COVID-19 pandemic and the resulting recession has impacted the local economy, we have not experienced any significant deterioration of our borrowers’ ability to keep current in accordance with the terms of their obligations. Based on a review of the loans that were in the loan portfolio at June 30, 2021, management believes that the allowance is maintained at a level that represents its best estimate of inherent losses in the loan portfolio that were both probable and reasonably estimable.

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

Non-Interest Income

Non-interest income for the six months ended June 30, 2021 was $1.2 million compared to non-interest income of $1.4 million for the six months ended June 30, 2020. The decrease in total non-interest income was primarily due to an unrealized loss of $62,000 in our equity securities in the 2021 period compared to an unrealized gain of $299,000 in the comparable period in 2020, a decrease of $119,000 in other non-interest income, and a decrease of $10,000 in bank owned life insurance income. These were partially offset by an increase of $245,000 in other loan fees and service charges, an increase of $36,000 in investment advisory fees, and a net gain of $7,000 on the sale of fixed assets.

The increase in other loan fees and service charges was due to an increase of  $127,000 in other loan fees and loan servicing fees and an increase of $125,000 in ATM and debit card usage fees, partially offset by a decrease of $8,000 in deposit account fees. The increase in investment advisory fees was due to an increase in commission income from Harbor West Wealth Management Group.

Non-Interest Expense

Non-interest expense increased by $493,000, or 4.0%, to $12.9 million for the six months ended June 30, 2021 from $12.4 million for the six months ended June 30, 2020. The increase resulted primarily from increases of $303,000 in salaries and employee benefits, $195,000 in other operating expense, $88,000 in occupancy expense, and $77,000 in equipment expense, partially offset by decreases of $73,000 in real estate owned expense, $71,000 in advertising expense, and $26,000 in outside data processing expense.

Salaries and employee benefits increased by $303,000, or 4.4%, to $7.2 million for the six months ended June 30, 2021 from $6.9 million for the six months ended June 30, 2020 primarily due to an increase in bonuses paid to loan production personnel resulting from an increase in loan originations and normal annual increases in personnel salaries, partially offset by an increase in loan origination expenses offset due to an increase in loan originations.

Other non-interest expense increased by $195,000, or 6.4%, to $3.2 million for the six months ended June 30, 2021 from $3.0 million for the six months ended June 30, 2020 due mainly to increases of $217,000 in consulting services, $77,000 in audit and accounting fees, $14,000 in service contracts expense, $13,000 in telephone expense, and $6,000 in office supplies, partially offset by decreases of $69,000 in legal fees, $32,000 in miscellaneous other non-interest expense, $20,000 in insurance expense, $7,000 in directors, officers and employee expense, $3,000 in recruitment expenses related to the hiring of personnel, and $2,000 in directors compensation.

Occupancy expense increased by $88,000, or 9.4%, to $1.0 million for the six months ended June 30, 2021 from $957,000 for the six months ended June 30, 2020 primarily as a result of the leasing of additional office space to facilitate the expansion of the Company.

Equipment expense increased by $77,000, or 18.7%, to $488,000 for the six months ended June 30, 2021 from $411,000 for the six months ended June 30, 2020 due to the purchases of additional equipment.

Real estate owned expense decreased by $73,000, or 51.8%, to $68,000 for the six months ended June 30, 2021 from $141,000 for the six months ended June 30, 2020 due to a write-down of $56,000 during the 2020 period on the one real estate owned property and a reduction in operating expenses to maintain the one real estate owned property.

Advertising expense decreased by $71,000, or 60.2%, to $47,000 for the six months ended June 30, 2021 from $118,000 for the six months ended June 30, 2020 due mainly to the curtailment of advertising and promotional products in light of the COVID-19 pandemic.

Outside data processing expense decreased by $26,000, or 3.1%, to $824,000 for the six months ended June 30, 2021 from $850,000 for the six months ended June 30, 2020 due to additional services required in 2020 to enable us to expand and to enable employees to work remotely.

Income Taxes.  We recorded income tax expense of  $2.1 million and $1.7 million for the six months ended June 31, 2021 and 2020, respectively. For the six months ended June 30, 2021, we had approximately $336,000 in tax exempt income, compared to approximately $337,000 in tax exempt income for the six months ended June 30, 2020. Our effective income tax rates were 23.2% and 23.4% for the six months ended June 30, 2021 and 2020, respectively.

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

	Three Months Ended June 30,
	2021			2020
	Average	Interest and	Yield/	Average	Interest and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost

Loans receivable	$833,973	$11,575	5.55%	$804,843	$12,196	6.06%
Securities(1)	21,513	90	1.67	20,689	108	2.09
Other interest-earning assets	69,368	11	0.06	57,037	11	0.08
Total interest-earning assets	924,854	11,676	5.05	882,569	12,315	5.58
Allowance for loan losses	(5,103)			(4,881)
Non-interest-earning assets	72,615			62,887
Total assets	$992,366			$940,575
Interest bearing demand	$114,675	$164	0.57%	$109,640	$142	0.52%
Savings and club accounts	101,162	48	0.19	104,526	236	0.90
Certificates of deposit	324,420	901	1.11	379,913	2,244	2.36
Interest-bearing deposits	540,257	1,113	0.82	594,079	2,622	1.77
Borrowed money	$28,000	185	2.64	28,000	185	2.64
Interest-bearing liabilities	568,257	1,298	0.91	622,079	2,807	1.80
Non-interest-bearing demand	239,996			159,953
Other non-interest-bearing liabilities	24,429			11,656
Total liabilities	832,682			793,688
Equity	159,684			146,887
Total liabilities and equity	$992,366			$940,575
Net interest income/interest spread		$10,378	4.14%		$9,508	3.78%
Net interest margin			4.49%			4.31%
Net interest-earning assets	$356,597			$260,490
Average interest-earning assets to interest-bearing liabilities	162.75%			141.87%

	Six Months Ended June 30,
	2021			2020
	Average	Interest and	Yield/	Average	Interest and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost

Loans receivable	$834,219	$23,302	5.59%	$785,691	$24,441	6.22%
Securities(1)	20,312	173	1.70	20,683	224	2.17
Other interest-earning assets	58,942	21	0.07	61,079	331	1.08
Total interest-earning assets	913,473	23,496	5.14	867,453	24,996	5.76
Allowance for loan losses	(5,096)			(4,751)
Non-interest-earning assets	70,157			67,842
Total assets	$978,534			$930,544

Interest bearing demand	$111,357	$320	0.57%	$109,973	$464	0.84%
Savings and club accounts	101,893	127	0.25	102,163	459	0.90
Certificates of deposit	330,546	1,948	1.18	387,125	4,762	2.46
Interest-bearing deposits	543,796	2,395	0.88	599,261	5,685	1.90
Borrowed money	$28,000	368	2.63	25,577	350	2.74
Interest-bearing liabilities	571,796	2,763	0.97	624,838	6,035	1.93
Non-interest-bearing demand	229,854			148,964
Other non-interest-bearing liabilities	19,020			11,221
Total liabilities	820,670			785,023
Equity	157,864			145,521
Total liabilities and equity	$978,534			$930,544

Net interest income/interest spread		$20,733	4.18%		$18,961	3.83%
Net interest margin			4.54%			4.37%
Net interest-earning assets	$341,677			$242,615
Average interest-earning assets to interest-bearing liabilities	159.76%			138.83%
(1)	Cash on deposit at Federal Home Loan Bank or Federal Reserve Board.

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

	Three Months Ended 6/30/2021
	Compared to
	Three Months Ended 6/30/2020
	Increase (Decrease)
	Due to
	Volume	Rate	Total

	(Dollars in thousands)
Interest income:
Loans receivable	$2,282	$(2,903)	$(621)
Securities	26	(45)	(19)
Other interest-earning assets	9	(9)	—
Total	$2,317	$(2,957)	$(640)
Interest expense:
Interest bearing demand deposit	$7	$15	$22
Savings accounts	(7)	(181)	(188)
Certificates of deposits	(290)	(1,053)	(1,343)
Borrowed money	—	—	—
Total	(290)	(1,219)	(1,509)
Net change in net interest income	$2,607	$(1,738)	$869

	Six Months Ended 6/30/2021
	Compared to
	Six Months Ended 6/30/2020
	Increase (Decrease)
	Due to
	Volume	Rate	Total

	(Dollars in thousands)
Interest income:
Loans receivable	$3,332	$(4,471)	$(1,139)
Securities	(4)	(46)	(50)
Other interest-earning assets	(11)	(299)	(310)
Total	$3,317	$(4,816)	$(1,499)
Interest expense:
Interest bearing demand deposit	$17	$(161)	$(144)
Savings accounts	(1)	(331)	(332)
Certificates of deposits	(617)	(2,197)	(2,814)
Borrowed money	52	(34)	18
Total	(549)	(2,723)	(3,272)
Net change in net interest income	$3,866	$(2,093)	$1,773

Asset Quality

The following table sets forth information with respect to our non-performing assets at the dates indicated.

	June 30,	December 31,
	2021	2020

	(Dollars in thousands)
Non-accrual loans:
Residential real estate loans:
Multifamily	$—	$—
Mixed-use	—	—
Total residential real estate loans	—	—
Non-residential real estate loans	3,593	3,572
Construction loans	—	—
Commercial and industrial loans	—	—
Consumer loans	—	—
Total non-accrual loans	3,593	3,572
Accruing loans past due 90 days or more:
Residential real estate loans:
Multifamily	—	—
Total residential real estate loans	—	—
Non-residential real estate loans	—	—
Construction loans	—	—
Commercial and industrial loans	—	—
Consumer loans	—	—
Total accruing loans past due 90 days or more	—	—
Total non-performing loans	3,593	3,572
Real estate owned	1,996	1,996
Total non-performing assets	$5,589	$5,568
Total non-performing loans to total loans	0.43%	0.43%
Total non-performing assets to total assets	0.52%	0.58%

During the six months ended June 30, 2021, non-performing assets increased by $21,000, or 0.4%, to $5.6 million from $5.6 million as of December 31, 2020. The increase in non-performing assets was primarily due to the amount of capitalized real estate taxes we paid for the one non-accrual loan.

Total non-performing loans consisted of one loan at June 30, 2021 and at December 31, 2020. For the six months ended June 30, 2021 and June 30, 2020, gross interest income of $114,000 and $131,000, respectively, would have been recorded had the non-accrual loans at the end of the period been on accrual status throughout the period. During the six months ended June 30, 2021, we did not collect any interest income from the loan that was in non-accrual status in 2020.

At June 30, 2021, our one non-performing loan was a non-residential real estate loan with a balance of  $3.6 million that is secured by commercial real estate located in Greenwich, Connecticut. The loan was originated in 2016 as a two-year bridge loan and, upon the borrower’s failure to satisfy the loan at the maturity date, the loan was accelerated and a foreclosure action was instituted. At June 30, 2021, the loan remains in foreclosure but is subject to Connecticut’s continuing foreclosure moratorium. The property securing the loan is subject to a parking easement and we have ordered updated appraisals showing the property’s value both with and without the parking easement.

From time to time, as part of our loss mitigation strategy, we may renegotiate the loan terms based on the economic or legal reasons related to the borrower’s financial difficulties. There were no new TDRs during the six months ended June 30, 2021 or 2020 or during the year ended December 31, 2020. TDRs may be considered to be non-performing and if so are placed on non-accrual, except for those that have established a sufficient performance history (generally a minimum of six consecutive months of performance) under the terms of the restructured loan.

At June 30, 2021, five loans with aggregate balances of  $2.7 million were considered TDRs but were performing in accordance with their restructured terms for the requisite period of time (generally at least six consecutive months) to be returned to accrual status. At December 31, 2020, five loans with aggregate balances of  $2.8 million were considered TDRs but were performing in accordance with their restructured terms for the requisite period of time.

Impaired loans at June 30, 2021 totaled $4.3 million and consisted of three non-residential mortgage loans. There were no charge-offs for the six months ended June 30, 2021. Two of these loans are performing according to their loan terms. The remaining impaired loan is non-performing and is under foreclosure proceedings.

The following table sets forth an analysis of the activity in the allowance for loan losses for the periods indicated:

	June 30,	December 31,
	2021	2020

	(In Thousands)
Allowance at beginning of period	$5,088	$4,611
Provision for loan losses	17	814
Charge-offs:
Residential real estate loans:
One- to four-family	—	—
Multifamily	—	—
Mixed-use	—	—
Total residential real estate loans	—	—
Non-residential real estate loans	—	65
Construction loans	—	—
Commercial and industrial loans	—	271
Consumer loans	20	28
Total charge-offs	20	364
Recoveries:
Residential real estate loans:
One- to four-family	—	—
Multifamily	—	—
Mixed-use	1	—
Total residential real estate loans	1	—
Non-residential real estate loans	—	9
Construction loans	—	—
Commercial and industrial loans	—	15
Consumer loans	8	3
Total recoveries	9	27
Allowance at end of period	$5,094	$5,088
Total loans outstanding	$829,970	$824,708
Average loans outstanding	834,219	797,735
Ratio of allowance to non-performing loans	141.78%	142.44%
Ratio of allowance to total loans	0.61%	0.62%
Ratio of net charge-offs to average loans	—%	0.04%
Non-performing loans	$3,593	$3,572
Net charge-offs (charge-offs less recoveries)	10	337

The allowance for loan losses increased by $6,000 to $5.1 million at June 30, 2021 from $5.1 million at December 31, 2020. The increase in the allowances for loan losses was due primarily to the increase in the provision for loan losses, which reflected the increase in the charge-off levels which had an unfavorable impact on the historical loss factors and an increase in the construction loan and commercial and industrial loan portfolio, partially offset by the reduction of the non-performing asset levels and a decrease in the residential, multifamily, mixed-use and non-residential mortgage loan portfolio.

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

Our Cash Liquidity ratio, On Balance Sheet Liquidity ratio, and On Balance Sheet Liquidity & Borrowing Capacity ratio averaged 9.7%, 12.2%, and 19.0%, respectively, for the six months ended June 30, 2021 compared to 8.9%, 11.3%, and 19.9%, respectively, for the year ended December 31, 2020. We adjust our liquidity levels to fund deposit outflows, pay real estate taxes on real estate loans, repay our borrowings, and to fund loan commitments. We also adjust liquidity as appropriate to meet asset and liability management objectives. However, during the existing low interest rate environment, we have strategically allowed these metrics to fall below the minimum thresholds at times to provide for the effective management of extension risk and other interest rate risks.

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

Our primary investing activities are the origination of construction loans, commercial and industrial loans, multifamily loans, and to a lesser extent, mixed-use real estate loans and other loans. For the six months ended June 30, 2021 and 2020, our loan originations totaled $285.1 million and $165.7 million, respectively. Cash received from the sales, calls, maturities and pay-downs on securities totaled $793,000 and $614,000 for the six months ended June 30, 2021 and 2020, respectively. We purchased securities totaling $4.3 million during the six months ended June 30, 2021. We did not purchase any securities during the six months ended June 30, 2020.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of New York to provide advances. As a member of the Federal Home Loan Bank of New York, we are required to own capital stock in the Federal Home Loan Bank of New York and are authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to credit-worthiness have been met. We had an available borrowing limit of $41.2 million and $49.4 million from the Federal Home Loan Bank of New York as of June 30, 2021 and December 31, 2020, respectively. There were $28.0 million of Federal Home Loan Bank advances at June 30, 2021 and December 31, 2020.

In addition, we have a borrowing agreement with ACBB to provide short-term borrowings of $8.0 million at June 30, 2021 and December 31, 2020. There were no outstanding borrowings with ACBB at June 30, 2021 and December 31, 2020.

At June 30, 2021, we had unfunded commitments on construction loans of $349.4 million, outstanding commitments to originate loans of $315.7 million, unfunded commitments under lines of credit of $113.6 million, and unfunded standby letters of credit of $7.0 million. At June 30, 2021, certificates of deposit scheduled to mature in less than one year totaled $209.4 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In the event a significant portion of our deposits are not retained by us, we will have to utilize other funding sources, such as various types of sourced deposits, and/or Federal Home Loan Bank advances, in order to maintain our level of assets. Alternatively, we could reduce our level of liquid assets, such as our cash and cash equivalents. In addition, the cost of such deposits may be significantly higher or lower depending on market interest rates at the time of renewal.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its stockholders and for the repurchase, if any, of its shares of common stock. At June 30, 2021, the Company had liquid assets of $78.2 million and $5.5 million in loan participations originated by the Bank which are held by the Company.

Off-Balance Sheet Arrangements

For the six months ended June 30, 2021, we did not engage in any off-balance sheet transactions reasonably likely to have a material adverse effect on our financial condition, results of operations or cash-flows.

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

Our objective is to manage our interest rate risk by determining whether a given movement in interest rates affects our net interest income and the market value of our portfolio equity in a positive or negative way and to execute strategies to maintain interest rate risk within established limits. The results at June 30, 2021 indicate the level of risk within the parameters of our model. Our management believes that the June 30, 2021 results indicate a profile that reflects interest rate risk exposures in both rising and declining rate environments for both net interest income and economic value.

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

We produce these simulation reports and discuss them at our Asset and Liability Committee meetings on at least a quarterly basis. The simulation reports compare baseline (no interest rate change) to the results of an interest rate shock, to illustrate the specific impact of the interest rate scenario tested on income and equity. The model, which incorporates asset and liability rate information, simulates the effect of various interest rate movements on income and equity value. The reports identify and measure our interest rate risk exposure present in our current asset/liability structure. Management considers both a static (current position) and dynamic (forecast changes in volume) analysis as well as non-parallel and gradual changes in interest rates and the yield curve in assessing interest rate exposures.

If the results produce quantifiable interest rate risk exposure beyond our limits, then the testing will have served as a monitoring mechanism to allow us to initiate asset/liability strategies designed to reduce and therefore mitigate interest rate risk. The table below sets forth an approximation of our interest rate risk exposure. The simulation uses projected repricing of assets and liabilities at June 30, 2021. The income simulation analysis presented represents a one-year impact of the interest scenario assuming a static balance sheet. Various assumptions are made regarding the prepayment speed and optionality of loans, investment securities and deposits, which are based on analysis and market information. The assumptions regarding optionality, such as prepayments of loans and the effective lives and repricing of non-maturity deposit products, are documented periodically through evaluation of current market conditions and historical correlations to our specific asset and liability products under varying interest rate scenarios.

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

The table below sets forth, as of June 30, 2021, NorthEast Community Bank’s net portfolio value, the estimated changes in our net portfolio value and net interest income that would result from the designated instantaneous parallel changes in market interest rates.

	Twelve Month
	Net Interest Income	Net Portfolio Value
	Percent		Percent
Change in Interest Rates (Basis Points)	of Change	Estimated NPV	of Change
+200	31.32%	$186,244	12.15%
+100	15.58	176,438	6.24
0	—	166,068	—
-100	(4.65)%	161,554	(2.72)%

As of June 30, 2021, based on the scenarios above, net interest income would increase by approximately 15.58% to 31.32%, over a one-year time horizon in a rising interest rate environment. One-year net interest income would decrease by approximately 4.65% in a declining interest rate environment over the same period.

Economic value at risk would be positively impacted by a rise in interest rates and negatively impacted by a decline in interest rates. We have established an interest rate floor of zero percent for measuring interest rate risk. The difference between the two results reflects the relatively long terms of a portion of our assets which is captured by the economic value at risk but has less impact on the one year net interest income sensitivity.

Overall, our June 30, 2021 results indicate that we are adequately positioned with an acceptable net interest income and economic value at risk and that all interest rate risk results continue to be within our policy guidelines.

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

During the quarter ended June 30, 2021, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

The Company is involved in various legal actions and claims arising in the normal course of business. In the opinion of management, these legal actions and claims are not expected to have a material adverse impact on the Company’s financial condition.

Item 1A. Risk Factors

For information regarding the Company’s risk factors, refer to the “Risk Factors” in the Company’s prospectus filed with the Securities and Exchange Commission pursuant to Rule 424(b)(3) on May 24, 2021. As of June 30, 2021, the risk factors of the Company have not changed materially from those disclosed in the prospectus.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

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

31.2 32.0 101.0

Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of NorthEast Community Bancorp, Inc.

Certification of Chief Executive Officer and Chief Financial Officer of NorthEast Community Bancorp, Inc. Pursuant to 18 U.S.C. Section 1350,as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

The following materials from the Company’s Quarterly Report to Stockholders on Form 10-Q for the quarter ended June 30, 2021, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholder’s Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

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

Date: August 13, 2021

NORTHEAST COMMUNITY BANCORP, INC.

By:	/s/ Kenneth A. Martinek
Name:	Kenneth A. Martinek
Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Donald S. Hom
Name:	Donald S. Hom
Title:	Executive Vice President and Chief Financial Officer
(Principal Financial and Chief Accounting Officer)