Form 10-Q
period 2021-09-30
NorthEast Community Bancorp, Inc./MD/
filed 2021-11-12
CIK 1847398

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  ☒    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 12, 2021, there were 16,377,936 shares of the registrant’s common stock outstanding.

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

NORTHEAST COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	September 30,	December 31,
	2021	2020

	(In thousands, except share
	and per share amounts)
ASSETS
Cash and amounts due from depository institutions	$6,728	$7,613
Interest-bearing deposits	101,285	61,578
Total cash and cash equivalents	108,013	69,191
Certificates of deposit	100	100
Equity securities	15,117	10,332
Securities available-for-sale, at fair value	2	2
Securities held-to-maturity (fair value of $13,083 and $7,519, respectively)	13,422	7,382
Loans receivable	909,466	824,708
Deferred loan costs, net	326	113
Allowance for loan losses	(5,242)	(5,088)
Net loans	904,550	819,733
Premises and equipment, net	23,544	18,675
Investments in restricted stock, at cost	1,569	1,595
Bank owned life insurance	25,138	24,691
Accrued interest receivable	4,034	3,838
Goodwill	651	651
Real estate owned	1,996	1,996
Property held for investment	1,491	1,518
Right of Use Assets – Operating	2,697	3,094
Right of Use Assets – Financing	360	363
Other assets	5,346	5,060
Total assets	$1,108,030	$968,221
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing	$306,645	$221,371
Interest bearing	510,190	550,335
Total deposits	816,835	771,706
Advance payments by borrowers for taxes and insurance	2,184	2,258
Federal Home Loan Bank advances	28,000	28,000
Lease Liability – Operating	2,736	3,115
Lease Liability – Financing	487	460
Accounts payable and accrued expenses	9,089	8,857
Total liabilities	859,331	814,396

See notes to interim unaudited consolidated financial statements.

NORTHEAST COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (continued)

(Unaudited)

	September 30,	December 31,
	2021	2020

	(In thousands, except share
	and per share amounts)
Stockholders’ equity:
Preferred stock, $0.01 and $0.01 par value; 25,000,000 shares and 1,340,000 shares authorized; none issued or outstanding, respectively ¹	—	—
Common stock, $0.01 and $0.01 par value; 75,000,000 shares and 25,460,000 shares authorized; 16,377,936 shares and 17,721,500 shares issued; and 16,377,936 shares and 16,340,779 shares outstanding, respectively¹	$164	$132
Additional paid-in capital	145,315	56,901
Unearned Employee Stock Ownership Plan (“ESOP”) shares	(8,518)	(1,296)
Treasury stock – at cost, 0 and 1,380,721 shares, respectively¹	-	(7,032)
Retained earnings	111,932	105,305
Accumulated other comprehensive loss	(194)	(185)
Total stockholders’ equity	248,699	153,825
Total liabilities and stockholders’ equity	$1,108,030	$968,221

¹Shares amounts related to periods prior to the July 12, 2021 closing of the Company’s second-step conversion offering have been restated to give retroactive recognition to the 1.3400 exchange ratio applied in the conversion offering.

See notes to interim unaudited consolidated financial statements.

NORTHEAST COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(In thousands, except per share amounts)
INTEREST INCOME:
Loans	$11,935	$11,882	$35,237	$36,323
Interest-earning deposits	53	15	74	346
Securities	104	102	277	325
Total Interest Income	12,092	11,999	35,588	36,994
INTEREST EXPENSE:
Deposits	995	2,007	3,390	7,692
Borrowings	178	178	528	509
Financing lease	9	9	27	27
Total Interest Expense	1,182	2,194	3,945	8,228
Net Interest Income	10,910	9,805	31,643	28,766
Provision for loan loss	3,593	229	3,610	762
Net Interest Income after Provision for Loan Losses	7,317	9,576	28,033	28,004
NON-INTEREST INCOME:
Other loan fees and service charges	381	251	1,095	721
Gain (loss) on disposition of equipment	—	(2)	7	(2)
Earnings on bank owned life insurance	152	152	447	457
Investment advisory fees	139	112	381	318
Unrealized gain (loss) on equity securities	(154)	-	(215)	299
Other	14	14	38	157
Total Non-Interest Income	532	527	1,753	1,950
NON-INTEREST EXPENSES:
Salaries and employee benefits	4,054	3,165	11,223	10,031
Occupancy expense	489	480	1,534	1,436
Equipment	229	192	718	604
Outside data processing	395	449	1,218	1,298
Advertising	36	27	83	144
Impairment loss on goodwill	-	50	-	50
Real estate owned expense	18	34	85	175
Other	1,633	1,618	4,857	4,647
Total Non-Interest Expenses	6,854	6,015	19,718	18,385
INCOME BEFORE PROVISION FOR INCOME TAXES	995	4,088	10,068	11,569
PROVISION FOR INCOME TAXES	265	956	2,372	2,703
NET INCOME	$730	$3,132	$7,696	$8,866

EARNINGS PER COMMON SHARE – BASIC AND DILUTED¹	$0.05	$0.19	$0.48	$0.55

¹Shares amounts related to periods prior to the July 12, 2021 closing of the Company’s second-step conversion offering have been restated to give retroactive recognition to the 1.3400 exchange ratio applied in the conversion offering.

See notes to interim unaudited consolidated financial statements.

NORTHEAST COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(In thousands)
Net Income	$730	$3,132	$7,696	$8,866
Other comprehensive income (loss):
Defined benefit pension:
Reclassification adjustments out of accumulated other comprehensive income:
Amortization of prior service cost¹	—	4	—	12
Amortization of actuarial loss¹	8	3	24	11
Actuarial gain arising during period	(14)	8	(35)	—
Total	(6)	15	(11)	23
Income tax effect²	—	(5)	2	7
Total other comprehensive (loss) income	(6)	10	(9)	30
Total Comprehensive Income	$724	$3,142	$7,687	$8,896

¹Amounts are included in salaries and employees benefits in the audited consolidated statements of income as part of net periodic pension cost. See Note 9 for further information.

²Amounts are included in provision for income taxes in the audited consolidated statements of income.

See notes to interim unaudited consolidated financial statements.

NORTHEAST COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Three and Nine Months Ended September 30, 2021 and 2020

(Unaudited)

							Accumulated
			Additional				Other
	Number of	Common	Paid- in	Unearned	Retained	Treasury	Comprehensive
	Shares, net¹	Stock	Capital	ESOP Shares	Earnings	Stock	Loss	Total

	(In thousands, except share and per share amounts)

Balance – December 31, 2019	17,721,500	$132	$56,902	$(1,555)	$93,767	$(7,032)	$(101)	$142,113
Net income	—	—	—	—	3,256	—	—	3,256
Other comprehensive income	—	—	—	—	—	—	10	10
Cash dividend declared ($0.02 per share)	—	—	—	—	(361)	—	—	(361)
ESOP shares earned	—	—	8	65	—	—	—	73
Balance - March 31, 2020	17,721,500	$132	$56,910	$(1,490)	$96,662	$(7,032)	$(91)	$145,091
Net income	—	—	—	—	2,478	—	—	2,478
Other comprehensive income	—	—	—	—	—	—	10	10
Cash dividend declared ($0.02 per share)	—	—	—	—	(143)	—	—	(143)
ESOP shares earned	—	—	(15)	65	—	—	—	50
Balance - June 30, 2020	17,721,500	$132	$56,895	$(1,425)	$98,997	$(7,032)	$(81)	$147,486
Net income	—	—	—	—	3,132	—	—	3,132
Other comprehensive income	—	—	—	—	—	—	10	10
Cash dividend declared ($0.02 per share)	—	—	—	—	(143)	—	—	(143)
ESOP shares earned	—	—	(8)	65	—	—	—	57
Balance – September 30, 2020	17,721,500	$132	$56,887	$(1,360)	$101,986	$(7,032)	$(71)	$150,542

							Accumulated
			Additional				Other
	Number of	Common	Paid- in	Unearned	Retained	Treasury	Comprehensive
	Shares, net¹	Stock	Capital	ESOP Shares	Earnings	Stock	Loss	Total

	(In thousands, except share and per share amounts)

Balance – December 31, 2020	17,721,500	$132	$56,901	$(1,296)	$105,305	$(7,032)	$(185)	$153,825
Net income	—	—	—	—	3,245	—	—	3,245
Other comprehensive income	—	—	—	—	—	—	3	3
Cash dividend declared ($0.02 per share)	—	—	—	—	(144)	—	—	(144)
ESOP shares earned	—	—	32	65	—	—	—	97
Balance - March 31, 2021	17,721,500	$132	$56,933	$(1,231)	$108,406	$(7,032)	$(182)	$157,026
Net income	—	—	—	—	3,721	—	—	3,721
Other comprehensive income	—	—	—	—	—	—	(6)	(6)
ESOP shares earned	—	—	41	65	—	—	—	106
Balance - June 30, 2021	17,721,500	$132	$56,974	$(1,166)	$112,127	$(7,032)	$(188)	$160,847
Net income	—	—	—	—	730	—	—	730
Other comprehensive loss	—	—	—	—	—	—	(6)	(6)
Cash dividend declared ($0.06 per share)	—	—	—	—	(925)	—	—	(925)
ESOP shares earned	—	—	15	476	—	—	—	491
Purchase of unearned common stock held by employee stock ownership plan	—	—	—	(7,828)	—	—	—	(7,828)
Second-step conversion and stock offering:
Conversion of existing shares	6,593,954
MHC shares sold in public offering, net of cost	9,784,077	32	95,358	—	—	—	—	95,390
Retirement of NECB, MHC shares	(17,721,500)
Fractional shares resulting from conversion of existing shares	(95)
Treasury stock retired	—	—	(7,032)	—	—	7,032	—	—
Balance – September 30, 2021	16,377,936	$164	$145,315	$(8,518)	$111,932	$—	$(194)	$248,699

¹Shares amounts related to periods prior to the July 12, 2021 closing of the Company’s second-step conversion offering have been restated to give retroactive recognition to the 1.3400 exchange ratio applied in the conversion offering.

See notes to interim unaudited consolidated financial statements.

NORTHEAST COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2021	2020

	(In thousands)
Cash Flows from Operating Activities:
Net income	$7,696	$8,866
Adjustments to reconcile net income to net cash provided by operating activities:
Net accretion of securities premiums and discounts, net	(2)	(3)
Provision for loan losses	3,610	762
Depreciation	837	736
Net accretion of deferred loan fees and costs	29	(134)
Deferred income tax expense	(347)	78
Unrealized (gain) loss recognized on equity securities	215	(299)
Impairment of goodwill	-	50
Impairment of real estate owned	-	56
Earnings on bank owned life insurance	(447)	(457)
(Gain) loss on dispositions of premises and equipment	(7)	2
ESOP compensation expense	694	180
(Increase) decrease in accrued interest receivable	(196)	167
Decrease in other assets	488	1,381
Increase in accounts payable and accrued expenses	80	3,269
Net Cash Provided by Operating Activities	12,650	14,654
Cash Flows from Investing Activities:
Net increase in loans	(91,604)	(58,994)
Proceeds from sale of loan	3,148	—
Principal repayments on securities available-for-sale	—	2
Principal repayments on securities held-to-maturity	4,274	1,311
Purchase of marketable equity securities	(5,000)	—
Purchase of securities held-to-maturity	(10,312)	—
Net redemptions (purchase) of restricted stock	26	(247)
Purchases of premises and equipment	(5,699)	(877)
Net Cash Used in Investing Activities	(105,167)	(58,805)
Cash Flows from Financing Activities:
Net increase (decrease) in deposits	45,129	(15,556)
Proceeds from FHLB of NY advances	—	7,000
Loan to ESOP	(7,828)	—
Issuance of common stock funded by stock subscriptions	95,390	—
Decrease in advance payments by borrowers for taxes and insurance	(74)	(567)
Cash dividends paid	(1,278)	(879)
Net Cash Provided (Used in) by Financing Activities	131,339	(10,002)
Net Increase (Decrease) in Cash and Cash Equivalents	38,822	(54,153)
Cash and Cash Equivalents – Beginning	69,191	127,675
Cash and Cash Equivalents – Ending	$108,013	$73,522

NORTHEAST COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

	Nine Months Ended September 30,
	2021	2020

	(In thousands)
Supplementary Cash Flows Information:
Income taxes paid	$3,296	$2,375
Interest paid	$3,869	$8,201
Supplementary Disclosure of Non-Cash Investing and Financing Activities:
Recognition of right of use asset – operating	$—	$2,481
Recognition of lease liability – operating	$—	$2,481
Dividends declared and not paid	$—	$148

See notes to interim unaudited consolidated financial statements.

NORTHEAST COMMUNITY BANCORP, INC.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, unless otherwise stated)

(Unaudited)

NORTHEAST COMMUNITY BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Summary of Significant Accounting Policies

The following is a description of the Company’s business and significant accounting and reporting policies:

Nature of Business:

Northeast Community Bancorp, Inc. (the “Company”) is a Maryland corporation that was incorporated in May 2021 to be the successor to NorthEast Community Bancorp, Inc., a federally chartered corporation (the “Mid-Tier Holding Company”), upon completion of the second-step conversion of NorthEast Community Bank (the “Bank”) from the two-tier mutual holding company structure to the stock holding company structure. NorthEast Community Bancorp, MHC was the former mutual holding company for the Mid-Tier Holding Company prior to the completion of the second-step conversion. In conjunction with the second-step conversion, each of NorthEast Community Bancorp, MHC and the Mid-Tier Holding Company merged out of existence and now cease to exist. The second-step conversion was completed on July 12, 2021, at which time the Company sold, for gross proceeds of $97.8 million, a total of 9,784,077 shares of common stock at $10.00 per share. As part of the second-step conversion, each of the existing outstanding shares of Mid-Tier Holding Company common stock owned by persons other than NorthEast Community Bancorp, MHC was converted into 1.3400 shares of Company common stock. As a result of the second-step conversion, all share information has been subsequently revised to reflect the 1.3400 exchange ratio, unless otherwise noted.

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

72 West Eckerson LLC (“72 West Eckerson”), a New York limited liability company and wholly owned subsidiary of the Bank, was formed in April 2015 to facilitate the purchase or lease of real property by the Bank and currently owns the Bank branch locations in Spring Valley, New York and Monroe, New York.

166 Route 59 Realty LLC (“166 Route 59 Realty”), a New York limited liability company and wholly owned subsidiary of the Bank, was formed in April 2021 to facilitate the purchase or lease of real property by the Bank and currently owns the property for a proposed Bank branch located in Airmont, New York.

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

Note 2 — Regulatory Capital

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

Effective January 1, 2015, the Company adopted the Basel III final rule. Based on the Company’s capital levels and statement of condition composition at December 31, 2020, the implementation of the new rule had no material impact on our regulatory capital level or ratios at the Bank level. The new rule established limits at the Company level and increased the minimum Tier 1 capital to risk based assets requirement from 4% to 6% of risk-weighted assets; established a new common equity Tier 1 capital; and assigned a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The new rule has a capital conservation buffer requirement that was phased in at a rate of 0.625% annually beginning January 1, 2016 through January 1, 2020, when full capital conservation buffer requirement of 2.50% became effective. The Bank met all capital adequacy requirements to which it was subject as of September 30, 2021 and December 31, 2020.

The following table presents information about the Bank’s capital levels at the dates presented:

			Regulatory Capital Requirements
			Minimum Capital			For Classification as
	Actual		Adequacy(1)			Well-Capitalized
	Amount	Ratio	Amount		Ratio	Amount		Ratio

	(Dollars in Thousands)
As of September 30, 2021:
Total capital (to risk-weighted assets)	$190,718	15.91%	$	≥95,870	≥8.00%	$	≥119,837	≥10.00%
Tier 1 capital (to risk-weighted assets)	185,505	15.48		≥71,902	≥6.00		≥95,870	≥8.00
Common equity tier 1 capital (to risk-weighted assets)	185,505	15.48		≥53,927	≥4.50		≥77,894	≥6.50
Core (Tier 1) capital (to adjusted total assets)	185,505	17.07		≥43,476	≥4.00		≥54,345	≥5.00
As of December 31, 2020:
Total capital (to risk-weighted assets)	$143,021	13.72%	$	≥83,399	≥8.00%	$	≥104,249	≥10.00%
Tier 1 capital (to risk-weighted assets)	137,962	13.23		≥62,550	≥6.00		≥83,399	≥8.00
Common equity tier 1 capital (to risk-weighted assets)	137,962	13.23		≥46,912	≥4.50		≥67,762	≥6.50
Core (Tier 1) capital (to adjusted total assets)	137,962	14.79		≥37,304	≥4.00		≥46,629	≥5.00
(1)	Ratios do not include the capital conservation buffer.

Based on the most recent notification by the FDIC, the Bank was categorized as “well capitalized” under the regulatory framework for prompt corrective action. There have been no conditions or events that have occurred since notification that management believes have changed the Bank’s category.

Note 3 — Equity Securities

The following table is the schedule of equity securities at September 30, 2021 and December 31, 2020. The equity securities consists of our investment in a market-rate bond mutual fund that invests in high quality fixed income bonds, mainly government agency securities whose proceeds are designed to positively impact community development throughout the United States. The mutual fund focuses exclusively on providing affordable housing for low- and moderate-income borrowers and renters, including those in majority minority census tracts.

	September 30,	December 31,
	2021	2020

	(In Thousands)
Equity Securities, at Fair Value	$15,117	$10,332

The following is a summary of unrealized gains recognized in net income on equity securities during the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(In Thousands)		(In Thousands)

Net gain (loss) recognized on equity securities during the period	$(154)	$—	$(215)	$299
Less: Net losses realized on the sale of equity securities during the period	—	—	—	—
Unrealized net gain (loss) recognized on equity securities held at the reporting date	$(154)	$—	$(215)	$299

Note 4 — Securities Available-for-Sale

The following table summarizes the Company’s portfolio of securities available-for-sale at September 30, 2021 and December 31, 2020.

	September 30, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In Thousands)
Mortgage-backed securities – residential:
Federal Home Loan Mortgage Corporation	$2	$—	$—	$2
	$2	$—	$—	$2

	December 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In Thousands)
Mortgage-backed securities – residential:
Federal Home Loan Mortgage Corporation	$2	$—	$—	$2
	$2	$—	$—	$2

There were no sales of securities available-for-sale as of September 30, 2021 and December 31, 2020.

Contractual final maturities of mortgage-backed securities were as follows:

	September 30, 2021
	Amortized Cost	Fair Value

	(In Thousands)
Due after one year but within five years	$2	$2
	$2	$2

The maturities shown above are based upon contractual final maturity. Actual maturities will differ from contractual maturities due to scheduled monthly repayments and due to the underlying borrowers having the right to prepay their obligations. At September 30, 2021 and December 31, 2020, the Company had no unrealized loss.

Note 5 — Securities Held-to-Maturity

The following table summarizes the Company’s portfolio of securities held-to-maturity at September 30, 2021 and December 31, 2020.

	September 30, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In Thousands)
Municipal Bonds	$10,245	$18	$434	$9,829
Mortgage-backed securities – residential:
Government National Mortgage Association	$702	$21	$—	$723
Federal Home Loan Mortgage Corporation	53	—	1	52
Federal National Mortgage Association	740	31	—	771
Collateralized mortgage obligations – GSE	1,682	26	—	1,708
	$3,177	$78	$1	$3,254
	$13,422	$96	$435	$13,083

	December 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In Thousands)
Municipal Bonds	$4,189	$—	$—	$4,189
Mortgage-backed securities – residential:
Government National Mortgage Association	$933	$25	$—	$958
Federal Home Loan Mortgage Corporation	59	—	1	58
Federal National Mortgage Association	1,097	45	—	1,142
Collateralized mortgage obligations – GSE	1,104	68	—	1,172
	$3,193	$138	$1	$3,330
	$7,382	$138	$1	$7,519

Contractual final maturities of mortgage-backed securities and municipal bonds were as follows at September 30, 2021:

	September 30, 2021
	Amortized	Fair
	Cost	Value

	(In Thousands)
Due within one year	$1,306	$1,499
Due after one but within five years	1,989	2,389
Due after five but within ten years	1,640	1,862
Due after ten years	8,487	7,333
	$13,422	$13,083

The maturities shown above are based upon contractual final maturity. Actual maturities will differ from contractual maturities due to scheduled monthly repayments and due to the underlying borrowers having the right to prepay their obligations.

The age of unrealized losses and the fair value of related securities held-to-maturity were as follows:

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

	(In Thousands)
September 30, 2021:
Federal Home Loan Mortgage Corporation	$—	$—	$39	$1	$39	$1
Municipal Bonds	9,005	434	—	—	9,005	434
	$9,005	$434	$39	$1	$9,044	$435

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

	(In Thousands)
December 31, 2020:
Federal Home Loan Mortgage Corporation	$42	$1	$—	$—	$42	$1
	$42	$1	$—	$—	$42	$1

At September 30, 2021, one mortgage-backed security and three municipal bonds had unrealized loss. Management concluded that the unrealized loss reflected above was temporary in nature since the unrealized loss was related primarily to market interest rates for the mortgage-backed security and discounted yields for the municipal bonds, and not related to the underlying credit quality of the issuers of the securities. Additionally, the Company has the ability and intent to hold the securities for the time necessary to recover the amortized cost. At December 31, 2020, there was one mortgage-backed security with unrealized loss.

Note 6 — Loans Receivable and the Allowance for Loan Losses

Loans are stated at unpaid principal balances plus net deferred loan origination fees and costs less an allowance for loan losses. Interest on loans receivable is recorded on the accrual basis. An allowance for uncollected interest is established on loans where management has determined that the borrowers may be unable to meet contractual principal and/or interest obligations or where interest or principal is 90 days or more past due, unless the loans are well secured with a reasonable expectation of collection. When a loan is placed on nonaccrual, an allowance for uncollected interest is established and charged against current income. Thereafter, interest income is not recognized unless the financial condition and payment record of the borrower warrant the recognition of interest income. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectability of the total contractual principal and interest is no longer in doubt. Interest on loans that have been restructured is accrued according to the renegotiated terms. Net loan origination fees and costs are deferred and amortized into interest income over the contractual lives of the related loans by use of the level yield method. Past due status of loans is based upon the contractual due date. Prepayment penalties received on loans which pay in full prior to the scheduled maturity are included in interest income in the period the prepayment penalties are collected.

The composition of loans were as follows at September 30, 2021 and December 31, 2020:

	September 30,	December 31,
	2021	2020

	(In Thousands)
Residential real estate:
One-to-four family	$4,766	$6,170
Multi-family	91,118	90,506
Mixed-use	24,440	30,508
Total residential real estate	120,324	127,184
Non-residential real estate	52,020	60,665
Construction	633,263	545,788
Commercial and industrial	103,808	90,577
Overdrafts	14	452
Consumer	37	42
Total Loans	909,466	824,708
Allowance for loan losses	(5,242)	(5,088)
Deferred loan (fees) costs, net	326	113
	$904,550	$819,733

Loans serviced for the benefit of others totaled approximately $5,760,000 and $11,876,000 at September 30, 2021 and December 31, 2020, respectively. The value of mortgage servicing rights was not material at September 30, 2021 and December 31, 2020. There was no loan sales during the three months ended at September 30, 2021 or 2020. Two loans were sold at par totaling $3,148,000, net of interest reserve of $242,000, with no gain or loss recognized on the sale during the nine months ended September 30, 2021. There was no loan sales during the nine months ended at September 30, 2020. The Company did not issue Payroll Protection Program (“PPP”) loans associated with the Coronavirus Response and Relief Supplemental Appropriations Act of 2021 (the “CARES Act”) in 2021 or 2020.

The Company had no loans to related parties at September 30, 2021 and December 31, 2020. In addition, the Company did not originate any loans to related parties in 2021 or 2020.

The allowance for loan losses represents management’s estimate of losses inherent in the loan portfolio as of the statement of financial condition date and is recorded as a reduction to loans. The allowance for loan losses is increased by the provision for loan losses, and decreased by charge-offs, net of recoveries. Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance. All, or part, of the principal balance of loans receivable are charged off to the allowance as soon as it is determined that the repayment of all, or part, of the principal balance is highly unlikely.

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

The following tables summarize the allocation of the allowance for loan losses and loans receivable by loan class and impairment method at September 30, 2021 and December 31, 2020:

At September 30, 2021:

		Non-		Commercial
	Residential	residential		and
	Real Estate	Real Estate	Construction	Industrial	Consumer	Overdraft	Unallocated	Total

	(In Thousands)
Allowance for loan losses:
Ending balance	$517	$395	$3,247	$877	$—	$1	$205	$5,242
Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Ending balance: collectively evaluated for impairment	$517	$395	$3,247	$877	$—	$1	$205	$5,242
Loans receivable:
Ending balance	$120,324	$52,020	$633,263	$103,808	$37	$14	$—	$909,466
Ending balance: individually evaluated for impairment	$1,964	$740	$—	$—	$—	$—	$—	$2,704
Ending balance: collectively evaluated for impairment	$118,360	$51,280	$633,263	$103,808	$37	$14	$—	$906,762

At December 31, 2020:

		Non-		Commercial
	Residential	residential		and
	Real Estate	Real Estate	Construction	Industrial	Consumer	Overdraft	Unallocated	Total

	(In Thousands)
Allowance for loan losses:
Ending balance	$707	$519	$3,068	$774	$—	$20	$—	$5,088
Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Ending balance: collectively evaluated for impairment	$707	$519	$3,068	$774	$—	$20	$—	$5,088
Loans receivable:
Ending balance	$127,184	$60,665	$545,788	$90,577	$42	$452	$—	$824,708
Ending balance: individually evaluated for impairment	$2,009	$4,461	$—	$—	$—	$—	$—	$6,470
Ending balance: collectively evaluated for impairment	$125,175	$56,204	$545,788	$90,577	$42	$452	$—	$818,238

The activity in the allowance for loan loss by loan class for the three months ended September 30, 2021 and 2020 was as follows:

		Non-		Commercial
	Residential	residential		and
	Real Estate	Real Estate	Construction	Industrial	Consumer	Overdraft	Unallocated	Total

	(In Thousands)
Allowance for loan losses:
Balance - June 30, 2021	$687	$476	$3,196	$682	$—	$15	$38	$5,094
Charge-offs	—	(3,593)	—	—	—	(3)	—	(3,596)
Recoveries	151	—	—	—	—	—	—	151
Provision (Benefit)	(321)	3,512	51	195	—	(11)	167	3,593
Balance - September 30, 2021	$517	$395	$3,247	$877	$—	$1	$205	$5,242

		Non-		Commercial
	Residential	residential		and
	Real Estate	Real Estate	Construction	Industrial	Consumer	Overdraft	Unallocated	Total

	(In Thousands)
Allowance for loan losses:
Balance - June 30, 2020	$511	$434	$3,039	$758	$—	$23	$399	$5,164
Charge-offs	—	—	—	—	—	(6)	—	(6)
Recoveries	1	—	—	—	—	—	—	1
Provision (Benefit)	143	139	40	103	—	10	(206)	229
Balance - September 30, 2020	$655	$573	$3,079	$861	$—	$27	$193	$5,388

The activity in the allowance for loan loss by loan class for the nine months ended September 30, 2021 and 2020 was as follows:

		Non-		Commercial
	Residential	residential		and
	Real Estate	Real Estate	Construction	Industrial	Consumer	Overdraft	Unallocated	Total

	(In Thousands)
Allowance for loan losses:
Balance - December 31, 2020	$707	$519	$3,068	$774	$—	$20	$—	$5,088
Charge-offs	—	(3,593)	—	—	—	(23)	—	(3,616)
Recoveries	152	—	—	—	—	8	—	160
Provision (Benefit)	(342)	3,469	179	103	—	(4)	205	3,610
Balance - September 30, 2021	$517	$395	$3,247	$877	$—	$1	$205	$5,242

		Non-		Commercial
	Residential	residential		and
	Real Estate	Real Estate	Construction	Industrial	Consumer	Overdraft	Unallocated	Total

	(In Thousands)
Allowance for loan losses:
Balance - December 31, 2019	$605	$503	$2,692	$566	$—	$71	$174	$4,611
Charge-offs	—	—	—	—	—	(10)	—	(10)
Recoveries	1	9	—	15	—	—	—	25
Provision (Benefit)	49	61	387	280	—	(34)	19	762
Balance - September 30, 2020	$655	$573	$3,079	$861	$—	$27	$193	$5,388

During the three months ended September 30, 2021, the provision expenses recorded were primarily attributed to the previously disclosed charge-off of $3.6 million during the three months ended September 30, 2021 regarding a non-residential bridge loan secured by real estate with a balance of $3.6 million. The loan is secured by commercial real estate located in Greenwich, Connecticut and guaranteed by the two borrowers. The loan was originated in 2016 as a two-year bridge loan and, upon the borrower’s failure to satisfy the loan at the maturity date, the loan was accelerated and a foreclosure action was instituted. The loan remains in foreclosure but is subject to Connecticut’s continuing foreclosure backlog. The property securing the loan is subject to a parking easement and based on a recently updated appraisal showing the property’s value with the parking easement to be zero, the Company has determined to write off the $3.6 million loan as a non-cash charge against the allowance for loan losses. The Company intends to aggressively seek recovery of all amounts due from the personal guarantors of the loan. However, the recovery process is uncertain and might take an extended period of time to resolve this matter. In the event the Company is successful against the guarantors, any recovery received would be added back to the allowance for loan losses and an analysis will be performed at that time to determine the appropriateness of recognizing the recovery into income.

Additionaly the provision expenses recorded for commercial and industrial loan and construction loan segments were primarily due to increased loan balances, and the credit provision recorded for residential real estate loan segment was due to decreased loan balance.

During the three months ended September 30, 2020, the provision expenses recorded were primarily attributed to the perceived potential credit risk associated with the COVID-19 pandemic, although no specific or probable losses were identified at that time, as well as increased loan balances in construction loan and commercial and industrial loan segments.

During the nine months ended September 30, 2021, the provision expenses recorded were primarily attributed to the previously disclosed charge-off of $3.6 million during the nine months ended September 30, 2021 regarding a non-residential bridge loan secured by real estate with a balance of $3.6 million, as well as increased loan balances in construction loan and commercial and industrial loan segments. The credit provision recorded for residential real estate was due to decreased loan balance.

During the nine months ended September 30, 2020, the provision expenses recorded were primarily attributed to the perceived potential credit risk associated with the COVID-19 pandemic, although no specific or probable losses were identified at that time, as well as increased loan balances in construction loan and commercial and industrial loan segments.

The following table shows our recorded investment, unpaid principal balance and allocated allowance for loan losses for loans that were considered impaired at:

As of and for the Three and Nine months Ended September 30, 2021 and 2020:

				Three Months Ended September 30, 2021		Nine Months Ended September 30, 2021
	Recorded	Unpaid Principal	Related	Average Recorded	Interest Income	Average Recorded	Interest Income
2021	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized

	(In Thousands)
With no related allowance recorded:
Residential real estate-Multi-family	$1,964	$1,964	$—	$1,971	$24	$1,986	$69
Non-residential real estate	740	807	—	2,571	9	3,486	26
Construction	—	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—	—
	2,704	2,771	—	4,542	33	5,472	95
With an allowance recorded	—	—	—	—	—	—	—

Total:
Residential real estate-Multi-family	1,964	1,964	—	1,971	24	1,986	69
Non-residential real estate	740	807	—	2,571	9	3,486	26
Construction	—	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—	—
	$2,704	$2,771	$—	$4,542	$33	$5,472	$95

				Three Months Ended September 30, 2020		Nine Months Ended September 30, 2020
	Recorded	Unpaid Principal	Related	Average Recorded	Interest Income	Average Recorded	Interest Income
2020	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized

	(In Thousands)
With no related allowance recorded:
Residential real estate-Multi-family	$2,429	$2,429	$—	$2,934	$13	$2,830	$70
Non-residential real estate	4,518	4,518	—	4,406	12	4,348	35
Construction	—	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—	—
	6,947	6,947	—	7,340	25	7,178	105
With an allowance recorded	—	—	—	—	—	—	—

Total:
Residential real estate-Multi-family	2,429	2,429	—	2,934	13	2,830	70
Non-residential real estate	4,518	4,518	—	4,406	12	4,348	35
Construction	—	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—	—
	$6,947	$6,947	$—	$7,340	$25	$7,178	$105

As of and for the Year Ended December 31, 2020:

	Recorded	Unpaid Principal	Related	Average Recorded	Interest Income
2020	Investment	Balance	Allowance	Investment	Recognized

	(In Thousands)
With no related allowance recorded:
Residential real estate-Multi-family	$2,009	$2,009	$—	$2,666	$87
Non-residential real estate	4,461	4,526	—	4,371	50
Construction	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
	6,470	6,535	—	7,037	137
With an allowance recorded	—	—	—	—	—

Total:
Residential real estate-Multi-family	2,009	2,009	—	2,666	87
Non-residential real estate	4,461	4,526	—	4,371	50
Construction	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
	$6,470	$6,535	$—	$7,037	$137

The following table sets forth the composition of our nonaccrual loans at the dates indicated.

Loans Receivable on Nonaccrual Status as of September 30, 2021 and December 31, 2020:

	September 30,	December 31,
	2021	2020

	(In Thousands)
Non-residential real estate	$—	$3,572
	$—	$3,572

The Company did not recognize any interest income on non-accrual loans during the nine months ended September 30, 2021 and 2020. The Company wrote off the $3.6 million non-accrual loan during the three months ended September 30, 2021. As a result of the write down, the Company recorded an equal amount of provision for loan losses during the quarter ending September 30, 2021 to replenish the allowance for loan losses. Interest income that would have been recorded had the loans been on accrual status would have amounted to approximately $52,000 for the three months and $122,000 for the nine months ended September 30, 2020. The Company is not committed to lend additional funds to borrowers whose loans have been placed on non-accrual status.

The following tables provide information about delinquencies in our loan portfolio at the dates indicated.

Age Analysis of Past Due Loans as of September 30, 2021:

							Recorded
							Investment >
	30 – 59 Days	60 – 89 Days	Greater Than	Total Past		Total Loans	90 Days and
	Past Due	Past Due	90 Days	Due	Current	Receivable	Accruing

	(In Thousands)
Residential real estate:
One- to four-family	$—	$—	$—	$—	$4,766	$4,766	$—
Multi-family	—	—	—	—	91,118	91,118	—
Mixed-use	—	—	—	—	24,440	24,440	—
Non-residential real estate	—	—	—	—	52,020	52,020	—
Construction loans	—	—	—	—	633,263	633,263	—
Commercial and industrial loans	—	—	—	—	103,808	103,808	—
Overdrafts	—	—	—	—	14	14	—
Consumer	—	—	—	—	37	37	—
	$—	$—	$—	$—	$909,466	$909,466	$—

Age Analysis of Past Due Loans as of December 31, 2020:

							Recorded
							Investment
	30 – 59 Days	60 – 89 Days	Greater Than	Total Past		Total Loans	> 90 Days and
	Past Due	Past Due	90 Days	Due	Current	Receivable	Accruing

	(In Thousands)
Residential real estate:
One- to four-family	$—	$—	$—	$—	$6,170	$6,170	$—
Multi-family	—	—	—	—	90,506	90,506	—
Mixed-use	—	—	—	—	30,508	30,508	—
Non-residential real estate	—	—	3,572	3,572	57,093	60,665	—
Construction loans	—	—	—	—	545,788	545,788	—
Commercial and industrial loans	—	—	—	—	90,577	90,577	—
Overdrafts	—	—	—	—	452	452	—
Consumer	—	—	—	—	42	42	—
	$—	$—	$3,572	$3,572	$821,136	$824,708	$—

The following tables provide certain information related to the credit quality of our loan portfolio.

Credit Risk Profile by Internally Assigned Grade as of September 30, 2021:

	Residential	Non-residential		Commercial
	Real Estate	Real Estate	Construction	and Industrial	Consumer	Overdrafts	Total

	(In Thousands)
Grade:
Pass	$120,324	$52,020	$633,263	$103,562	$37	$14	$909,220
Special Mention	—	—	—	246	—	—	246
Substandard	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—
	$120,324	$52,020	$633,263	$103,808	$37	$14	$909,466

Credit Risk Profile by Internally Assigned Grade as of December 31, 2020:

	Residential	Non-residential		Commercial
	Real Estate	Real Estate	Construction	and Industrial	Consumer	Overdrafts	Total

	(In Thousands)
Grade:
Pass	$127,184	$56,943	$545,788	$90,276	$42	$452	$820,685
Special Mention	—	—	—	301	—	—	301
Substandard	—	3,722	—	—	—	—	3,722
Doubtful	—	—	—	—	—	—	—
	$127,184	$60,665	$545,788	$90,577	$42	$452	$824,708

Troubled Debt Restructuring:

The following table shows our recorded investment for loans classified as a troubled debt restructuring (a “TDR”) that are performing according to their restructured terms at the periods indicated:

	September 30,		December 31,
	2021		2020
	Number of	Recorded	Number of	Recorded
	contracts	Investment	contracts	Investment

	(Dollars in Thousands)
Residential Real Estate - Multi-family	1	$1,074	1	$1,098
Residential Real Estate - Mixed-use	2	890	2	911
Non-residential real estate	2	740	2	739
Total performing	5	$2,704	5	$2,748

The following is a summary of interest foregone on loans classified as a TDR for the three and nine month periods ended September 30, 2021 and September 30, 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(In Thousands)		(In Thousands)
Interest income that would have been recognized had the loans performed in accordance with their original terms	$54	$46	$130	$139
Less: Interest income included in the results of operations	33	31	95	94
Total foregone interest	$21	$15	$35	$45

There were no loans modified that were deemed to be a TDR during the nine months ended September 30, 2021 and 2020. During the nine months ended September 30, 2021 and 2020, none of the loans that were modified during the previous twelve months had defaulted.

The CARES Act includes a provision for the Company to opt out of applying the “troubled-debt restructuring” (“TDR”) accounting guidance in ASC 310-40 for certain loan modifications. Loan modifications made between March 1, 2020 and the earlier of  (1) January 1, 2022 or (2) 60 days after the President declares a termination of the COVID-19 national emergency are eligible for this relief if the related loans were not more than 30 days past due as of December 31, 2020. As of September 30, 2021, we had two loans totaling $8.9 million still in deferral status under the CARES Act.

Note 7 — Real Estate Owned (“REO”)

The Company owned one foreclosed property valued at approximately $1,996,000 at September 30, 2021 and December 31, 2020, consisting of an office building located in Pennsylvania. The property was acquired through foreclosure in December 2014.

Further declines in real estate values may result in impairment charges in the future. Routine holding costs are charged to expense as incurred and improvements to real estate owned that enhance the value of the real estate are capitalized. REO expense recorded in the consolidated statements of income amounted to $17,000 and $34,000 for the three months, and $85,000 and $175,000 for the nine months ended September 30, 2021 and 2020, respectively.

Note 8 — Federal Home Loan Bank of New York (“FHLB”) Advances

FHLB advances are summarized as follows at September 30, 2021 and December 31, 2020:

	September 30,		December 31,
	2021		2020
		Weighted Average		Weighted Average
	Amount	Interest Rate	Amount	Interest Rate

	(Dollars in Thousands)
Advances maturing in:
One year or less	$7,000	2.79%	$—	—%
After one to three years	14,000	2.85%	14,000	2.81%
After three to four years	—	—%	7,000	2.86%
After five years (due 2030)	7,000	1.61%	7,000	1.61%
	$28,000	2.43%	$28,000	2.52%

At September 30, 2021, none of the above advances were subject to early call or redemption features. All advances had fixed interest rates and the term of the advance ranges between 2 and 10 years. At September 30, 2021, the advances were secured by a pledge of the Company’s investment in the capital stock of the FHLB and a blanket assignment of the Company’s otherwise unpledged qualifying mortgage loans. At September 30, 2021, these unpledged qualifying mortgage loans were not pledged to any company other than the FHLB. At September 30, 2021, the Company had the ability to borrow $39.0 million, net of  $28.0 million in outstanding advances, from the FHLB and $8.0 million from Atlantic Community Bankers Bank (“ACBB”).

Note 9 — Benefits Plans

Outside Director Retirement Plan (“DRP”)

The DRP is an unfunded non-contributory defined benefit pension plan covering all non-employee directors meeting eligibility requirements as specified in the plan document. The following table sets forth information regarding the components of net pension periodic expense measured as of September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(Dollars In Thousands)		(Dollars In Thousands)
Net periodic pension expense:
Service cost	$33	$31	$98	$93
Interest cost	10	10	30	30
Actuarial loss recognized	8	3	24	11
Prior service cost recognized	—	4	—	12
Total net periodic pension expense included in other non-interest expenses	$51	$48	$152	$146

Unrecognized net loss of $12,000 and $4,000 for the three months, and $35,000 and $11,000 for the nine months ended September 30, 2021 and 2020, respectively, were included in accumulated other comprehensive income.

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

Expenses of $132,000 and $50,000 for the three months, and $359,000 and $149,000 for the nine months ended September 30, 2021 and 2020, respectively, were recorded for this plan and are reflected in the Consolidated Statements of Income under Salaries and Employee Benefits.

Stock-Based Deferral Plan

In June 2021, the Company established a stock-based deferral plan for eligible key executives and members of the Board of Directors of the Company to elect to defer compensation received from the Company for their services and make deemed investments of that deferred compensation in shares of the Company’s common stock. At September 30, 2021, the Company did not have any obligations under the plan.

401(k) Plan

The Company maintains a 401(k) plan for all eligible employees. Participants are permitted to contribute from 1% to 15% of their annual compensation up to the maximum permitted under the Internal Revenue Code. The Company provided no matching contribution during the three and nine months ended September 30, 2021 and 2020.

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

In conjunction with the Company’s second-step conversion offering, on July 12, 2021, the ESOP borrowed $7,827,260 from the Company and used those funds to acquire 782,726 shares of Company common stock at $10.00 per share. The loan from the Company carries an interest rate equal to 3.25% and is repayable in fifteen annual installments through 2035.

Each year, the Bank makes discretionary contributions to the ESOP equal to the principal and interest payment required on the loan from the Company. The ESOP may further pay down the principal balance of the loans by using dividends paid, if any, on the shares of Company common stock it owns. The balance remaining on the first ESOP loan was $2,051,000 at September 30, 2021 and December 31, 2020.

Shares purchased with the loan proceeds serve as collateral for the loan and are held in a suspense account for future allocation among ESOP participants. As the loan principal is repaid, shares will be released from the suspense account and become eligible for allocation. The allocation among plan participants will be as described in the ESOP governing document.

ESOP shares initially pledged as collateral were recorded as unearned ESOP shares in the stockholders’ equity section of the consolidated statement of financial condition. Thereafter, on a monthly basis over the terms of the ESOP loans, approximately 2,894 shares for the ESOP established in 2006 and approximately 4,348 shares for the ESOP established in 2021 are committed to be released respectively. Compensation expense is recorded equal to the shares committed to be released multiplied by the average closing price of the Company’s stock during that month. ESOP expense totaled approximately $491,000 and $142,000 for the three months, and $694,000 and $321,000 for the nine months ended September 30, 2021 and 2020, respectively. Dividends on unallocated shares, which totaled approximately $57,000 and $5,000 for the three months, and $61,000 and $14,000 for the nine months ended September 30, 2021 and 2020, are recorded as a reduction of the ESOP loan. Dividends on allocated shares, which totaled approximately $31,000 and $11,000 for the three months, and $43,000 and $33,000 for the nine months ended September 30, 2021 and 2020, respectively, are charged to retained earnings.

ESOP shares are summarized as follows:

	September 30,	December 31,
	2021	2020
Allocated shares¹	521,012	486,278
Shares committed to be released¹	65,181	34,734
Unearned shares¹	891,216	173,671
Total ESOP Shares¹	1,477,409	694,683
Less allocated shares distributed to former or retired employees¹	(106,369)	(102,522)
Total ESOP Shares Held by Trustee¹	1,371,040	592,161
Fair value of unearned shares¹	$9,705,342	$2,257,719

¹Shares amounts related to periods prior to the July 12, 2021 closing of the Company’s second-step conversion offering have been restated to give retroactive recognition to the 1.3400 exchange ratio applied in the conversion offering.

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

In accordance with ASC 842, the Company recognized operating and financing lease assets and corresponding lease liabilities related to office facilities and retail branches. The operating and financing lease assets represent the Company’s right to use an underlying asset for the lease term, and the lease liability represents the Company’s obligation to make lease payments over the lease term. The Company has elected that any short term leases would be expensed as incurred.

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

At September 30, 2021 and December 31, 2020, the quantitative data relating to the Company’s leases are as follows (in thousands):

	September 30,	December 31,
	2021	2020
Finance Lease Amounts:
ROU asset	$360	$363
Lease liability	$487	$460
Operating Lease Amounts:
ROU assets	$2,697	$3,094
Lease liabilities	$2,736	$3,115
Weighted-average remaining lease term
Finance lease	95 years	96 years
Operating leases	7.15	7.61
Weighted-average discount rate
Finance lease	9.50%	9.50%
Operating leases	1.24%	1.34%

The components of lease expense and cash flow information related to leases as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(Dollars In Thousands)		(Dollars In Thousands)
Finance Lease Cost
Amortization of ROU asset	$1	$1	$3	$3
Interest on lease liability	$9	$9	$27	$27
Operating Lease Costs	$142	$125	$425	$346
Cash paid for amounts included in the measurement of lease liabilities
Finance lease	$—	$—	$—	$—
Operating leases	$136	$121	$407	$338

Maturities of lease liabilities at September 30, 2021 are as follows (in thousands):

	Operating	Finance
	Leases	Lease
Years ended December 31:
2021	$141	$30
2022	549	30
2023	423	30
2024	333	30
2025	302	30
Thereafter	1,110	4,164
Total lease payments	$2,858	$4,314
Interest	(122)	(3,827)
Lease liability	$2,736	$487

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

An asset’s or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The following table sets forth the Company’s assets that are carried at fair value on a recurring basis and the level that was used to determine their fair value at September 30, 2021 and December 31, 2020:

	Quoted Prices in		Significant Other		Significant		Total Carried
	Active Markets for		Observable		Unobservable		at Fair
	Identical Assets		Inputs		Inputs		Value on a
	(Level 1)		(Level 2)		(Level 3)		Recurring Basis
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
Description	2021	2020	2021	2020	2021	2020	2021	2020
Assets:
Marketable equity securities:
Mutual funds	$15,117	$10,332	$—	$—	$—	$—	$15,117	$10,332
Mortgage-backed securities
FHLMC	—	—	2	2	—	—	2	2
Total assets	$15,117	$10,332	$2	$2	$—	$—	$15,119	$10,334

There were no transfers between Level 1 and 2 during the nine months ended September 30, 2021 or the year ended December 31, 2020. The Company did not have any liabilities that were carried at fair value on a recurring basis at September 30, 2021 and December 31, 2020.

The following table sets forth the Company’s assets that are carried at fair value on a non-recurring basis and the level that was used to determine their fair value, at September 30, 2021 and December 31, 2020:

	Quoted Prices in		Significant Other		Significant		Total Carried
	Active Markets for		Observable		Unobservable		at Fair
	Identical Assets		Inputs		Inputs		Value on a
	(Level 1)		(Level 2)		(Level 3)		Non-Recurring Basis
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
Description	2021	2020	2021	2020	2021	2020	2021	2020

	(In Thousands)
Assets:
Impaired loans	$—	$—	$—	$—	$—	$150	$—	$150
Real estate owned	—	—	—	—	—	1,996	—	1,996
Total assets	$—	$—	$—	$—	$—	$2,146	$—	$2,146

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

The Company did not have any liabilities that were carried at fair value on a non-recurring basis at September 30, 2021 and December 31, 2020.

The methods and assumptions used to estimate fair value at September 30, 2021 and December 31, 2020 are as follows:

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

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at September 30, 2021 and December 31, 2020:

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

The carrying amounts and estimated fair value of our financial instruments are as follows:

			Fair Value at September 30, 2021
			Quoted
			Prices in
			Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
	Carrying		Assets	Inputs	Inputs
(In thousands)	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Cash and cash equivalents	$108,013	$108,013	$108,013	$—	$—
Certificates of deposit	100	100	—	100	—
Marketable equity securities	15,117	15,117	15,117	—	—
Securities available for sale	2	2	—	2	—
Securities held to maturity	13,422	13,083	—	13,083	—
Loans receivable	909,466	905,757	—	—	905,757
Investments in restricted stock	1,569	1,569	—	1,569	—
Accrued interest receivable	4,034	4,034	—	4,034	—
Financial Liabilities
Deposits	816,835	818,920	—	818,920	—
FHLB of New York advances	28,000	28,555	—	28,555	—
Accrued interest payable	84	84	—	84	—

			Fair Value at December 31, 2020
			Quoted
			Prices in
			Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
	Carrying		Assets	Inputs	Inputs
(In thousands)	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Cash and cash equivalents	$69,191	$69,191	$69,191	$—	$—
Certificates of deposit	100	100	—	100	—
Marketable equity securities	10,332	10,332	10,332	—	—
Securities available for sale	2	2	—	2	—
Securities held to maturity	7,382	7,519	—	7,519	—
Loans receivable	819,733	823,996	—	—	823,996
Investments in restricted stock	1,595	1,595	—	1,595	—
Accrued interest receivable	3,838	3,838	—	3,838	—
Financial Liabilities
Deposits	771,706	776,413	—	776,413	—
FHLB of New York advances	28,000	29,292	—	29,292	—
Accrued interest payable	8	8	—	8	—

Note 12 — Revenue Recognition

The majority of the Company’s revenues come from interest income and other sources, including loans and securities that are outside the scope of ASC 606, Revenue from Contracts with Customers. The Company’s services that fall within the scope of ASC 606 are presented within noninterest income and are recognized as revenue as the Company satisfies its obligation to the customer. Services within the scope of ASC 606 include deposit service charges on deposits, electronic banking fees and charges income, and investment advisory fees.

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals such as referral fees based month end reports. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of September 30, 2021, the Company did not have any significant contract balances.

All of the Company’s revenue from contracts with customers within the scope of ASC 606 is recognized within noninterest income. The following table presents the Company’s sources of noninterest income for the three and nine months ended September 30, 2021 and 2020. Sources of revenue outside the scope of ASC 606 are noted as such:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(In Thousands)		(In Thousands)
Non-interest income:
Deposit-related fees and charges	$16	$16	$50	$57
Loan-related fees and charges(1)	193	112	561	353
Electronic banking fees and charges	172	123	484	311
Gain on disposition of equipment(1)	—	(2)	7	(2)
Income from bank owned life insurance(1)	152	152	447	457
Investment advisory fees	139	112	381	318
Unrealized gain (loss) on equity securities(1)	(154)	—	(215)	299
Miscellaneous(1)	14	14	38	157
Total non-interest income	$532	$527	$1,753	$1,950
(1)	Not within the scope of ASC 606.

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

Note 13 — Other Non-Interest Expenses

The following is an analysis of other non-interest expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(In Thousands)		(In Thousands)
Other	$520	$572	$1,487	$1,569
Service contracts	220	202	645	614
Consulting expense	266	182	844	543
Telephone	143	134	430	408
Directors compensation	144	133	413	404
Audit and accounting	115	88	371	268
Insurance	73	86	221	254
Director, officer, and employee expense	59	67	185	199
Legal fees	62	117	165	289
Office supplies and stationary	30	35	94	94
Recruiting expense	1	2	2	5
	$1,633	$1,618	$4,857	$4,647

Note 14 — Recent Accounting Pronouncements

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

ASU 2021-06 - Presentation of Financial Statements (Topic 205)

In August 2021, the FASB issued ASU 2021-06, Presentation of Financial Statements (Topic 205), Financial Services – Depository and Lending (Topic 942), and Financial Services – Investment Companies (Topic 946): Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10786, Amendments to Financial Disclosures about Acquired and Disposed Businesses, and No. 33-10835, Update of Statistical Disclosures for Bank and Savings and Loan Registrants (SEC Update), to amend SEC paragraphs in the Accounting Standards Codification to reflect the issuance of SEC Release No. 33-10786, Amendments to Financial Disclosures about Acquired and Disposed Businesses, and No. 33-10835, Update of Statistical Disclosures for Bank and Savings and Loan Registrants. This ASU was effective upon issuance and did not have a significant impact on the Company’s financial statements.

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

Due to the impact of COVID-19 on our borrowers, we granted eligible loan modifications under the CARES Act in the form of payment deferral of principal and interest to 196 loans totaling $190.9 million at the time payment deferral was requested. As of September 30, 2021, we had two loans totaling $8.9 million still in deferral status.

The first loan, with a balance of $8.8 million as of September 30, 2021, is secured by a 218 unit apartment complex located in Philadelphia, Pennsylvania. We granted deferment to this loan effective May 1, 2021 until November 1, 2021 based on a review of a current rent roll whereby we determined the borrower has been negatively affected by the COVID-19 pandemic, with a higher than normal level of delinquent rent payments and non-paying tenants and limited recourse under a continued eviction moratorium in Pennsylvania, and based on our good relationship with the borrower. The borrower’s real estate taxes are paid through March 31, 2022. We will continue to monitor the rent collection activity throughout the deferral period.

The second loan, with a balance of $75,000 as of September 30, 2021, is secured by a mixed-use building located in Brooklyn, New York. We granted deferment of principal and interest payments to this loan effective August 1, 2021 until February 1, 2022 with the borrower making monthly tax escrow payments.

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

Based on management’s comprehensive analysis of the loan portfolio, management believes the allowance for loan losses is appropriate as of September 30, 2021.

Balance Sheet Analysis

General

Total assets increased by $139.9 million, or 14.4%, to $1.1 billion at September 30, 2021, from $968.2 million at December 31, 2020. The increase in assets was primarily due to increases in net loans of $84.8 million, cash and cash equivalents of $38.8 million, investment securities held-to-maturity of  $6.0 million, equity securities of $4.8 million, and premises and equipment of $4.9 million.

Cash and cash equivalents increased by $38.8 million, or 56.1%, to $108.0 million at September 30, 2021 from $69.2 million at December 31, 2020. The increase in cash can primarily be attributed to an increase in deposits of $45.1 million and an increase in stockholders’ equity primarily due to the completion of the second-step conversion offering that increased stockholders’ equity by $88.4 million, net of conversion costs, partially offset by an increase in loans of $84.8 million, an increase in investment securities held-to-maturity of $6.0 million, an increase in equity securities of $4.8 million, an increase in property and equipment of $4.9 million due primarily to the purchase of property for a new branch office, and cash dividends of $1.3 million.

Equity securities increased by $4.8 million, or 46.3%, to $15.1 million at September 30, 2021 from $10.3 million at December 31, 2020. The increase in equity securities was primarily attributed to the purchase of equity securities totaling $5.0 million, partially offset by market depreciation of $215,000.

Securities held-to-maturity increased by $6.0 million, or 81.8%, to $13.4 million at September 30, 2021 from $7.4 million at December 31, 2020. The increase was primarily due to the purchase of investment securities totaling $10.3 million, partially offset by maturities and pay-downs of $4.3 million.

Loans, net of the allowance for loan losses, increased by $84.8 million, or 10.3%, to $904.6 million at September 30, 2021 from $819.7 million at December 31, 2020. The increase in loans, net of the allowance for loan losses, was primarily due to net increases in construction loans of $87.5 million, commercial and industrial loans of  $13.2 million and multi-family loans of  $612,000. The increases were partially offset by decreases in non-residential loans of $8.6 million, mixed-use loans of $6.1 million, and one- to four-family loans of $1.4 million, coupled with normal pay-downs and principal reductions.

Premises and equipment increased by $4.9 million, or 26.1%, to $23.5 million at September 30, 2021 from $18.7 million at December 31, 2020 due to the acquisition of property for a new branch site located in Monsey, New York.

Foreclosed real estate was $2.0 million at both September 30, 2021 and December 31, 2020.

Right of use assets — operating, recognized in accordance with Accounting Standards Codification 842 “Leases”, decreased by $397,000, or 12.8%, to $2.7 million at September 30, 2021 from $3.1 million at December 31, 2020, primarily due to amortization.

Other assets increased by $286,000, or 5.7%, to $5.3 million at September 30, 2021 from $5.1 million at December 31, 2020 due to an increase in tax assets of $347,000 and an increase in prepaid expense of $233,000, partially offset by a decrease in suspense accounts of $351,000.

Total deposits increased by $45.1 million, or 5.8%, to $816.8 million at September 30, 2021, from $771.7 million at December 31, 2020. The increase was primarily due to an increase in non-interest bearing demand deposits of $85.3 million, or 38.5%, and an increase in NOW/money market accounts of $17.1 million, or 17.0%, from December 31, 2020 to September 30, 2021. These increases were partially offset by a decrease in certificates of deposit of $53.2 million, or 15.3%, and a decrease in savings account balances of $4.1 million, or 4.0%, from December 31, 2020 to September 30, 2021.

Federal Home Loan Bank advances were $28.0 million at both September 30, 2021 and December 31, 2020.

Accounts payable and accrued expense increased by $232,000, or 2.6%, to $9.1 million at September 30, 2021 from $8.9 million at December 31, 2020 due primarily to increases of $439,000 in deferred compensation, partially offset by a decrease of $177,000 in accrued expenses.

Stockholders’ equity increased by $94.9 million, or 61.7% to $248.7 million at September 30, 2021, from $153.8 million at December 31, 2020. The increase in stockholders’ equity was primarily a result of the completion of the second-step conversion offering that increased stockholders’ equity by $88.4 million, net of conversion costs. The second-step conversion also reduced stockholders’ equity by the addition of new unearned employee stock ownership plan shares totaling $7.8 million and increased stockholders’ equity by the retirement of treasury shares totaling $7.0 million.

The increase in stockholders’ equity was also due to net income of $7.7 million for the nine months ended September 30, 2021 and a reduction of $693,000 in unearned employee stock ownership plan shares, partially offset by dividends paid of $1.1 million and $9,000 in other comprehensive loss.

Results of Operations for the Three Months Ended September 30, 2021 and 2020

Financial Highlights

Net income for the three months ended September 30, 2021 was $730,000 compared to net income of $3.1 million for the three months ended September 30, 2020. Net income for the three months ended September 30, 2021 was lower than net income for the three months ended September 30, 2020 primarily due to an increase in the provision for loan losses expense and an increase in non-interest expense. These were partially offset by an increase in the net interest income, an increase in non-interest income, and a decrease in income tax expense.

Net Interest Income

Net interest income totaled $10.9 million for the three months ended September 30, 2021, as compared to $9.8 million for the three months ended September 30, 2020. The increase in net interest income of $1.1 million, or 11.3%, was primarily due to an increase in interest income combined with a decrease in interest expense.

The increase in interest income is attributed to increases in loans, investment securities, equity securities, and interest-bearing deposits as we continued to deploy the proceeds raised in the second-step conversion. The decrease in interest expense is consistent with the decrease in interest rates in response to the COVID-19 pandemic and its impact on the economy and interest rate environment.

Interest and dividend income increased by $93,000, or 0.8%, to $12.1 million for the three months ended September 30, 2021 from $12.0 million for the three months ended September 30, 2020 due to an increase in the average balance of interest earning assets of $136.1 million, or 15.3%, to $1.0 billion for the three months ended September 30, 2021 from $888.6 million for the three months ended September 30, 2020, partially offset by a decrease in the yield on interest earning assets by 68 basis points from 5.40% for the three months ended September 30, 2020 to 4.72% for the three months ended September 30, 2021. In addition to the decrease in interest rates in response to the COVID-19 pandemic and its impact on the economy and interest rate environment that decreased the yield on interest earning assets, the decrease in the yield on interest earning assets is also attributed to the over-weighting of the amount of low yielding other interest-earning assets relative to total interest-earning assets due to the yet to be deployed funds raised in the second-step conversion.

Interest expense decreased by $1.0 million, or 46.1%, to $1.2 million for the three months ended September 30, 2021 from $2.2 million for the three months ended September 30, 2020 due to a decrease in average interest bearing liabilities of  $50.6 million, or 8.5%, to $547.9 million for the three months ended September 30, 2021 from $598.6 million for the three months ended September 30, 2020 and a decrease in the cost of interest bearing liabilities by 61 basis points from 1.47% for the three months ended September 30, 2020 to 0.86% for the three months ended September 30, 2021.

The decrease in the cost of interest bearing liabilities was also partially due to a shift to non-interest bearing demand deposits and interest bearing demand deposits from interest bearing certificates of deposits and savings and club accounts. In this regard, the average balances of non-interest bearing demand deposits increased by $92.9 million, or 49.2%, to $281.5 million for the three months ended September 30, 2021 from $188.6 million for the three months ended September 30, 2020 and the average balances of interest bearing demand deposits increased by $17.0 million, or 17.0%, to $117.3 million for the three months ended September 30, 2021 from $100.3 million for the three months ended September 30, 2020.

During this same time period, the average balances of certificates of deposits decreased by $63.2 million, or 17.2%, to $305.1 million for the three months ended September 30, 2021 from $368.2 million for the three months ended September 30, 2020 and the average balances of savings and club accounts decreased by $4.5 million, or 4.4%, to $97.6 million for the three months ended September 30, 2021 from $102.1 million for the three months ended September 30, 2020. Net interest margin decreased by 15 basis points, or 3.4%, during the three months ended September 30, 2021 to 4.26% compared to 4.41% during the three months ended September 30, 2020.

Provision for Loan Losses.  Management recorded a loan loss provision of $3.6 million for the three months ended September 30, 2021 compared to a loan loss provision of $229,000 for the three months ended September 30, 2020. We charged-off a total of $3.6 million and $7,000 during the three months ended September 30, 2021 and September 30, 2020, respectively.

The provision recorded for the three months ended September 30, 2021 was primarily attributed to the previously disclosed charge-off of $3.6 million during the three months ended September 30, 2021 regarding a non-residential bridge loan secured by real estate with a balance of $3.6 million. The loan is secured by commercial real estate located in Greenwich, Connecticut and guaranteed by the two borrowers. The loan was originated in 2016 as a two-year bridge loan and, upon the borrower’s failure to satisfy the loan at the maturity date, the loan was accelerated and a foreclosure action was instituted. The loan remains in foreclosure but is subject to Connecticut’s continuing foreclosure backlog. The property securing the loan is subject to a parking easement and based on a recently updated appraisal showing the property’s value with the parking easement to be zero, the Company has determined to write off the $3.6 million loan as a non-cash charge against the allowance for loan losses.

The Company intends to aggressively seek recovery of all amounts due from the personal guarantors of the loan. However, the recovery process is uncertain and might take an extended period of time to resolve this matter. In the event the Company is successful against the guarantors, any recovery received would be added back to the allowance for loan losses and an analysis will be performed at that time to determine the appropriateness of recognizing the recovery into income.

The provision recorded for the three months ended September 30, 2020 was primarily attributed to the perceived potential credit risk associated with the COVID-19 pandemic, although no specific or probable losses were identified at that time. Although the COVID-19 pandemic and the resulting recession has impacted the local economy, we have not experienced any significant deterioration of our borrowers’ ability to keep current in accordance with the terms of their obligations.

We also charged-off $3,000 and $7,000 during the three months ended September 30, 2021 and September 30, 2020, respectively, against various unpaid overdrafts in our demand deposit accounts. We recorded recoveries of  $151,000 and $1,000 during the three months ended September 30, 2021 and September 30, 2020, respectively.

Based on a review of the loans that were in the loan portfolio at September 30, 2021, management believes that the allowance is maintained at a level that represents its best estimate of inherent losses in the loan portfolio that were both probable and reasonably estimable.

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

Non-Interest Income

Non-interest income for the three months ended September 30, 2021 was $532,000 compared to non-interest income of $527,000 for the three months ended September 30, 2020. The increase in total non-interest income was primarily due to an increase of $130,000 in other loan fees and service charges, an increase of $27,000 in investment advisory fees, and a net loss of $2,000 on the sale of fixed assets that occurred during the three months ended September 30, 2020 compared to none during the three months ended September 30, 2021. These increases were partially offset by unrealized loss on equity securities of $154,000 during the three months ended September 30, 2021 compared to none during the three months ended September 30, 2020.

The increase in other loan fees and service charges was due to an increase of  $81,000 in other loan fees and loan servicing fees and an increase of $49,000 in ATM and debit card usage fees. The increase in investment advisory fees was due to an increase in commission income from Harbor West Wealth Management Group.

The unrealized loss on equity securities was primarily due to an increase in market interest rates that impacted the value of the equity securities.

Non-Interest Expense

Non-interest expense increased by $839,000, or 13.9%, to $6.9 million for the three months ended September 30, 2021 from $6.0 million for the three months ended September 30, 2020. The increase resulted primarily from increases of $889,000 in salaries and employee benefits, $37,000 in equipment expense, $15,000 in other operating expense, $9,000 in advertising expense, and $9,000 in occupancy expense, partially offset by decreases of $54,000 in outside data processing expense, $50,000 in impairment loss on goodwill, and $16,000 in real estate owned expense.

Salaries and employee benefits increased by $889,000, or 28.1%, to $4.1 million for the three months ended September 30, 2021 from $3.2 million for the three months ended September 30, 2020 primarily due to an increase in number of full time equivalent personnel, an increase in bonuses paid to loan production personnel as loan originations increased, and an increase in employee stock ownership plan (“ESOP”) compensation cost as the ESOP purchased additional shares of Company common stock using funds loaned from the Company as part of the second-step conversion offering. These increases were partially offset by an increase in loan origination expenses related to loan origination fees due to an increase in loan originations.

Equipment expense increased by $37,000, or 19.3%, to $229,000 for the three months ended September 30, 2021 from $192,000 for the three months ended September 30, 2020 due to the purchases of additional equipment to support the Company’s operations.

Other non-interest expense increased by $15,000, or 0.9%, to $1.6 million for the three months ended September 30, 2021 from $1.6 million for the three months ended September 30, 2020 due mainly to increases of $84,000 in consulting services, $27,000 in audit and accounting fees, $18,000 in service contracts expense, $11,000 in directors compensation, and $9,000 in telephone expense, partially offset by decreases of $55,000 in legal fees, $51,000 in miscellaneous other non-interest expense, $13,000 in insurance expense, $8,000 in directors, officers and employee expense, $5,000 in office supplies, and $1,000 in recruitment expenses related to the hiring of personnel.

Advertising expense increased by $9,000, or 33.3%, to $36,000 for the three months ended September 30, 2021 from $27,000 for the three months ended September 30, 2020 due mainly to the resumption of advertising and promotional products.

Occupancy expense increased by $9,000, or 1.9%, to $489,000 for the three months ended September 30, 2021 from $480,000 for the three months ended September 30, 2020 primarily as a result of the cost of operating additional office space.

Outside data processing expense decreased by $54,000, or 12.0%, to $395,000 for the three months ended September 30, 2021 from $449,000 for the three months ended September 30, 2020 due to additional services required in 2020.

There was no goodwill impairment expense for the three months ended September 30, 2021 compared to goodwill impairment expense of $50,000 for the three months ended September 30, 2020. The goodwill was recorded in connection with the acquisition of Harbor West Financial Planning Wealth Management Group in 2007, which is operated as a division of Northeast Community Bank. The goodwill impairment was caused primarily by the expected decrease in revenue from this division due to a decrease in clients and the resulting decrease in assets under management.

Real estate owned expense decreased by $16,000, or 47.1%, to $18,000 for the three months ended September 30, 2021 from $34,000 for the three months ended September 30, 2020 due to a reduction in operating expenses to maintain the one real estate owned property.

Income Taxes.  We recorded income tax expense of  $265,000 and $956,000 for the three months ended September 30, 2021 and 2020, respectively. For the three months ended September 30, 2021, we had approximately $185,000 in tax exempt income, compared to approximately $166,000 in tax exempt income for the three months ended September 30, 2020. Our effective income tax rates were 26.6% and 23.4% for the three months ended September 30, 2021 and 2020, respectively.

Results of Operations for the Nine Months Ended September 30, 2021 and 2020

Financial Highlights

Net income for the nine months ended September 30, 2021 was $7.7 million compared to net income of $8.9 million for the nine months ended September 30, 2020. Net income for the nine months ended September 30, 2021 was lower than net income for the nine months ended September 30, 2020 primarily due to an increase in the provision for loan losses expense, an increase in non-interest expense, and a decrease in non-interest income. These were partially offset by an increase in the net interest income and a decrease in income tax expense.

Net Interest Income

Net interest income totaled $31.6 million for the nine months ended September 30, 2021, as compared to $28.8 million for the nine months ended September 30, 2020. The increase in net interest income of $2.9 million, or 10.0%, was primarily due to the decrease in interest expense that exceeded a decrease in interest income. In a manner consistent with the decrease in interest rates in response to the COVID-19 pandemic, our cost of interest bearing liabilities decreased much greater than our yield on interest earning assets as our interest bearing liabilities repriced much faster to lower interest rates than our yield on interest earning assets.

Interest and dividend income decreased by $1.4 million, or 3.8%, to $35.6 million for the nine months ended September 30, 2021 from $37.0 million for the nine months ended September 30, 2020 due to a decrease in the yield on interest earning assets by 65 basis points from 5.64% for the nine months ended September 30, 2020 to 4.99% for the nine months ended September 30, 2021, partially offset by an increase in the average balance of interest earning assets of

$76.4 million, or 8.7%, to $951.0 million for the nine months ended September 30, 2021 from $874.6 million for the nine months ended September 30, 2020.

Interest expense decreased by $4.3 million, or 52.1%, to $3.9 million for the nine months ended September 30, 2021 from $8.2 million for the nine months ended September 30, 2020 due to a decrease in average interest bearing liabilities of  $52.3 million, or 8.5%, to $563.8 million for the nine months ended September 30, 2021 from $616.0 million for the nine months ended September 30, 2020 and a decrease in the cost of interest bearing liabilities by 85 basis points from 1.78% for the nine months ended September 30, 2020 to 0.93% for the nine months ended September 30, 2021.

The decrease in the cost of interest bearing liabilities was also partially due to a shift to non-interest bearing demand deposits and interest bearing demand deposits from interest bearing certificates of deposits and savings and club accounts. In this regard, the average balances of non-interest bearing demand deposits increased by $85.0 million, or 52.4%, to $247.3 million for the nine months ended September 30, 2021 from $162.3 million for the nine months ended September 30, 2020 and the average balances of interest bearing demand deposits increased by $6.6 million, or 6.2%, to $113.4 million for the nine months ended September 30, 2021 from $106.7 million for the nine months ended September 30, 2020.

During this same time period, the average balances of certificates of deposits decreased by $58.8 million, or 15.4%, to $322.0 million for the nine months ended September 30, 2021 from $380.8 million for the nine months ended September 30, 2020 and the average balances of savings and club accounts decreased by $1.7 million, or 1.7%, to $100.4 million for the nine months ended September 30, 2021 from $102.1 million for the nine months ended September 30, 2020. Net interest margin increased by 5 basis points, or 1.1%, during the nine months ended September 30, 2021 to 4.44% compared to 4.39% during the nine months ended September 30, 2020.

Provision for Loan Losses.  Management recorded a loan loss provision of $3.6 million for the nine months ended September 30, 2021 compared to a loan loss provision of $762,000 for the nine months ended September 30, 2020.

The provision recorded for the nine months ended September 30, 2021 was primarily attributed to the previously disclosed charge-off of $3.6 million during the nine months ended September 30, 2021 regarding a non-residential bridge loan secured by real estate with a balance of $3.6 million. The loan is secured by commercial real estate located in Greenwich, Connecticut and guaranteed by the two borrowers. The loan was originated in 2016 as a two-year bridge loan and, upon the borrower’s failure to satisfy the loan at the maturity date, the loan was accelerated and a foreclosure action was instituted. The loan remains in foreclosure but is subject to Connecticut’s continuing foreclosure backlog. The property securing the loan is subject to a parking easement and based on a recently updated appraisal showing the property’s value with the parking easement to be zero, the Company has determined to write off the $3.6 million loan as a non-cash charge against the allowance for loan losses.

The Company intends to aggressively seek recovery of all amounts due from the personal guarantors of the loan. However, the recovery process is uncertain and might take an extended period of time to resolve this matter. In the event the Company is successful against the guarantors, any recovery received would be added back to the allowance for loan losses and an analysis will be performed at that time to determine the appropriateness of recognizing the recovery into income.

The provision recorded for the nine months ended September 30, 2020 was primarily attributed to the perceived potential credit risk associated with the COVID-19 pandemic, although no specific or probable losses were identified at that time. Although the COVID-19 pandemic and the resulting recession has impacted the local economy, we have not experienced any significant deterioration of our borrowers’ ability to keep current in accordance with the terms of their obligations.

We also charged-off $23,000 and $10,000 during the nine months ended September 30, 2021 and September 30, 2020, respectively, against various unpaid overdrafts in our demand deposit accounts. We recorded recoveries of  $160,000 and $25,000 during the nine months ended September 30, 2021 and September 30, 2020, respectively.

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

Non-Interest Income

Non-interest income for the nine months ended September 30, 2021 was $1.8 million compared to non-interest income of $2.0 million for the nine months ended September 30, 2020. The decrease in total non-interest income was primarily due to an unrealized loss of $215,000 in our equity securities in the 2021 period compared to an unrealized gain of $299,000 in the comparable period in 2020, a decrease of $120,000 in other non-interest income, and a decrease of $10,000 in bank owned life insurance income. These were partially offset by an increase of $374,000 in other loan fees and service charges, an increase of $63,000 in investment advisory fees, and a net gain of $7,000 on the sale of fixed assets in the 2021 period compared to a net loss of $2,000 on the sale of fixed assets in the 2020 period.

The unrealized loss on equity securities was primarily due to an increase in market interest rates that impacted the value of the equity securities. The decrease in other non-interest income was due to a gain of $125,000 in 2020 as a result of an independent third party successful bid on a sheriff foreclosure sale on a mixed-use property securing a delinquent real estate mortgage loan.

The increase in other loan fees and service charges was due to an increase of $208,000 in other loan fees and loan servicing fees and an increase of $174,000 in ATM and debit card usage fees, partially offset by a decrease of $7,000 in deposit account fees. The increase in investment advisory fees was due to an increase in commission and advisory fee income from Harbor West Wealth Management Group.

Non-Interest Expense

Non-interest expense increased by $1.3 million, or 7.3%, to $19.7 million for the nine months ended September 30, 2021 from $18.4 million for the nine months ended September 30, 2020. The increase resulted primarily from increases of $1.2 million in salaries and employee benefits, $210,000 in other operating expense, $114,000 in equipment expense, and $98,000 in occupancy expense, partially offset by decreases of $90,000 in real estate owned expense, $80,000 in outside data processing expense, $61,000 in advertising expense, and $50,000 in impairment loss on goodwill.

Salaries and employee benefits increased by $1.2 million, or 11.9%, to $11.2 million for the nine months ended September 30, 2021 from $10.0 million for the nine months ended September 30, 2020 primarily due to an increase in number of full time equivalent personnel, an increase in bonuses paid to loan production personnel as loan originations increased, and an increase in employee stock ownership plan (“ESOP”) compensation cost as the Company ESOP purchased additional shares of Company common stock using funds loaned from the Company as part of the second-step conversion offering. These increases were partially offset by an increase in loan origination expenses related to loan origination fees due to an increase in loan originations.

Other non-interest expense increased by $210,000, or 4.5%, to $4.9 million for the nine months ended September 30, 2021 from $4.6 million for the nine months ended September 30, 2020 due mainly to increases of $301,000 in consulting services, $103,000 in audit and accounting fees, $31,000 in service contracts expense, $22,000 in telephone expense, and $9,000 in directors compensation, partially offset by decreases of $124,000 in legal fees, $83,000 in miscellaneous other non-interest expense, $33,000 in insurance expense, $14,000 in directors, officers and employee expense, and $3,000 in recruitment expenses related to the hiring of personnel.

Equipment expense increased by $114,000, or 18.9%, to $718,000 for the nine months ended September 30, 2021 from $604,000 for the nine months ended September 30, 2020 due to the purchases of additional equipment.

Occupancy expense increased by $98,000, or 6.8%, to $1.5 million for the nine months ended September 30, 2021 from $1.4 million for the nine months ended September 30, 2020 primarily as a result of the cost of operating additional office space.

Real estate owned expense decreased by $90,000, or 51.4%, to $85,000 for the nine months ended September 30, 2021 from $175,000 for the nine months ended September 30, 2020 due to a write-down of $56,000 during the 2020 period on the one real estate owned property and a reduction in operating expenses to maintain the one real estate owned property.

Outside data processing expense decreased by $80,000, or 6.2%, to $1.2 million for the nine months ended September 30, 2021 from $1.3 million for the nine months ended September 30, 2020 due to additional services required in 2020, among other things, to enable employees to work remotely.

Advertising expense decreased by $61,000, or 42.4%, to $83,000 for the nine months ended September 30, 2021 from $144,000 for the nine months ended September 30, 2020 due mainly to the curtailment of advertising and promotional products in light of the COVID-19 pandemic.

There was no goodwill impairment expense for the nine months ended September 30, 2021 compared to goodwill impairment expense of $50,000 for the nine months ended September 30, 2020. The goodwill was recorded in connection with the acquisition of Harbor West Financial Planning Wealth Management Group in 2007, which is operated as a division of Northeast Community Bank. The goodwill impairment was caused primarily by the expected decrease in revenue from this division due to a decrease in clients and the resulting decrease in assets under management.

Income Taxes.  We recorded income tax expense of  $2.4 million and $2.7 million for the nine months ended September 30, 2021 and 2020, respectively. For the nine months ended September 30, 2021, we had approximately $522,000 in tax exempt income, compared to approximately $337,000 in tax exempt income for the nine months ended September 30, 2020. Our effective income tax rates were 23.6% and 23.4% for the nine months ended September 30, 2021 and 2020, respectively.

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

	Three Months Ended September 30,
	2021			2020
	Average	Interest and	Yield/	Average	Interest and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost

Loans receivable	$862,796	$11,935	5.53%	$807,465	$11,882	5.89%
Securities(1)	27,208	104	1.53	20,190	102	2.02
Other interest-earning assets	134,680	53	0.16	60,974	15	0.10
Total interest-earning assets	1,024,684	12,092	4.72	888,629	11,999	5.40
Allowance for loan losses	(5,181)			(5,167)
Non-interest-earning assets	73,990			65,773
Total assets	$1,093,493			$949,235

Interest bearing demand	$117,329	$183	0.62%	$100,287	$151	0.60%
Savings and club accounts	97,556	48	0.20	102,065	84	0.33
Certificates of deposit	305,057	764	1.00	368,220	1,772	1.92
Interest-bearing deposits	519,942	995	0.77	570,572	2,007	1.41
Borrowed money	$28,000	187	2.67	28,000	187	2.67
Interest-bearing liabilities	547,942	1,182	0.86	598,572	2,194	1.47
Non-interest-bearing demand	281,499			188,616
Other non-interest-bearing liabilities	41,992			12,336
Total liabilities	871,433			799,524
Equity	222,060			149,711
Total liabilities and equity	$1,093,493			$949,235
Net interest income/interest spread		$10,910	3.86%		$9,805	3.93%
Net interest margin			4.26%			4.41%
Net interest-earning assets	$476,742			$290,057
Average interest-earning assets to interest-bearing liabilities	187.01%			148.46%

	Nine Months Ended September 30,
	2021			2020
	Average	Interest and	Yield/	Average	Interest and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost

Loans receivable	$843,850	$35,237	5.57%	$793,002	$36,323	6.11%
Securities(1)	22,636	277	1.63	20,519	325	2.11
Other interest-earning assets	84,465	74	0.12	61,044	346	0.76
Total interest-earning assets	950,951	35,588	4.99	874,565	36,994	5.64
Allowance for loan losses	(5,125)			(4,891)
Non-interest-earning assets	71,449			67,146
Total assets	$1,017,275			$936,820

Interest bearing demand	$113,370	$503	0.59%	$106,721	$615	0.77%
Savings and club accounts	100,431	174	0.23	102,130	542	0.71
Certificates of deposit	321,956	2,713	1.12	380,777	6,535	2.29
Interest-bearing deposits	535,757	3,390	0.84	589,628	7,692	1.74
Borrowed money	$28,000	555	2.64	26,391	536	2.71
Interest-bearing liabilities	563,757	3,945	0.93	616,019	8,228	1.78
Non-interest-bearing demand	247,258			162,278
Other non-interest-bearing liabilities	26,762			11,595
Total liabilities	837,777			789,892
Equity	179,498			146,928
Total liabilities and equity	$1,017,275			$936,820

Net interest income/interest spread		$31,643	4.06%		$28,766	3.86%
Net interest margin			4.44%			4.39%
Net interest-earning assets	$387,194			$258,546
Average interest-earning assets to interest-bearing liabilities	168.68%			141.97%
(1)	Cash on deposit at Federal Home Loan Bank or Federal Reserve Board.

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

	Three Months Ended 9/30/2021
	Compared to
	Three Months Ended 9/30/2020
	Increase (Decrease)
	Due to
	Volume	Rate	Total

	(Dollars in thousands)
Interest income:
Loans receivable	$3,068	$(3,015)	$53
Securities	118	(116)	2
Other interest-earning assets	25	13	38
Total	$3,211	$(3,118)	$93
Interest expense:
Interest bearing demand deposit	$26	$6	$32
Savings accounts	(4)	(32)	(36)
Certificates of deposits	(266)	(742)	(1,008)
Borrowed money	—	—	—
Total	(244)	(768)	(1,012)
Net change in net interest income	$3,455	$(2,350)	$1,105

	Nine Months Ended 9/30/2021
	Compared to
	Nine Months Ended 9/30/2020
	Increase (Decrease)
	Due to
	Volume	Rate	Total

	(Dollars in thousands)
Interest income:
Loans receivable	$3,142	$(4,228)	$(1,086)
Securities	47	(95)	(48)
Other interest-earning assets	159	(431)	(272)
Total	$3,348	$(4,754)	$(1,406)
Interest expense:
Interest bearing demand deposit	$57	$(169)	$(112)
Savings accounts	(9)	(359)	(368)
Certificates of deposits	(890)	(2,932)	(3,822)
Borrowed money	38	(19)	19
Total	(804)	(3,479)	(4,283)
Net change in net interest income	$4,152	$(1,275)	$2,877

Asset Quality

The following table sets forth information with respect to our non-performing assets at the dates indicated.

	September 30,	December 31,
	2021	2020

	(Dollars in thousands)
Non-accrual loans:
Residential real estate loans:
Multifamily	$—	$—
Mixed-use	—	—
Total residential real estate loans	—	—
Non-residential real estate loans	—	3,572
Construction loans	—	—
Commercial and industrial loans	—	—
Consumer loans	—	—
Total non-accrual loans	—	3,572
Accruing loans past due 90 days or more:
Residential real estate loans:
Multifamily	—	—
Total residential real estate loans	—	—
Non-residential real estate loans	—	—
Construction loans	—	—
Commercial and industrial loans	—	—
Consumer loans	—	—
Total accruing loans past due 90 days or more	—	—
Total non-performing loans	—	3,572
Real estate owned	1,996	1,996
Total non-performing assets	$1,996	$5,568
Total non-performing loans to total loans	—%	0.43%
Total non-performing assets to total assets	0.18%	0.58%

During the nine months ended September 30, 2021, non-performing assets decreased by $3.6 million, or 64.2%, to $2.0 million from $5.6 million as of December 31, 2020. The decrease in non-performing assets was primarily due to the previously disclosed charge-off of $3.6 million on a non-accrual, non-residential bridge loan during 2021.

We had no non-performing loans at September 30, 2021 compared to one non-performing loan at December 31, 2020. For the nine months ended September 30, 2021 and September 30, 2020, gross interest income of $171,000 and $192,000, respectively, would have been recorded had the non-accrual loans at the end of the period been on accrual status throughout the period. During the nine months ended September 30, 2021, we did not collect any interest income from the loans that were in non-accrual status in 2020.

From time to time, as part of our loss mitigation strategy, we may renegotiate the loan terms based on the economic or legal reasons related to the borrower’s financial difficulties. There were no new TDRs during the nine months ended September 30, 2021 or 2020 or during the year ended December 31, 2020. TDRs may be considered to be non-performing and if so are placed on non-accrual, except for those that have established a sufficient performance history (generally a minimum of six consecutive months of performance) under the terms of the restructured loan.

At September 30, 2021, five loans with aggregate balances of  $2.7 million were considered TDRs but were performing in accordance with their restructured terms for the requisite period of time (generally at least six consecutive months) to be returned to accrual status. At December 31, 2020, five loans with aggregate balances of  $2.8 million were considered TDRs but were performing in accordance with their restructured terms for the requisite period of time.

Impaired loans at September 30, 2021 totaled $740,000 and consisted of two non-residential mortgage loans. There was a charge-off of $3.6 million on an impaired, non-accrual, non-residential bridge loan during the nine months ended September 30, 2021. The two impaired loans are performing according to their loan terms.

The following table sets forth an analysis of the activity in the allowance for loan losses for the periods indicated:

	September 30,	December 31,
	2021	2020

	(In Thousands)
Allowance at beginning of period	$5,088	$4,611
Provision for loan losses	3,610	814
Charge-offs:
Residential real estate loans:
One- to four-family	—	—
Multifamily	—	—
Mixed-use	—	—
Total residential real estate loans	—	—
Non-residential real estate loans	3,593	65
Construction loans	—	—
Commercial and industrial loans	—	271
Consumer loans	23	28
Total charge-offs	3,616	364
Recoveries:
Residential real estate loans:
One- to four-family	—	—
Multifamily	150	—
Mixed-use	2	—
Total residential real estate loans	152	—
Non-residential real estate loans	—	9
Construction loans	—	—
Commercial and industrial loans	—	15
Consumer loans	8	3
Total recoveries	160	27
Allowance at end of period	$5,242	$5,088
Total loans outstanding	$909,466	$824,708
Average loans outstanding	843,850	797,735
Ratio of allowance to non-performing loans	—%	142.44%
Ratio of allowance to total loans	0.58%	0.62%
Ratio of net charge-offs to average loans	0.55%	0.04%
Non-performing loans	$—	$3,572
Net charge-offs (charge-offs less recoveries)	3,456	337

The allowance for loan losses increased by $154,000 to $5.2 million at September 30, 2021 from $5.1 million at December 31, 2020. The increase in the allowances for loan losses was due primarily to the increase in the provision for loan losses, which reflected the increase in the charge-off levels and an increase in the construction loan and commercial and industrial loan portfolio, partially offset by the reduction of the non-performing asset levels and a decrease in the residential, multifamily, mixed-use and non-residential mortgage loan portfolio.

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

Our Cash Liquidity ratio, On Balance Sheet Liquidity ratio, and On Balance Sheet Liquidity & Borrowing Capacity ratio averaged 11.9%, 14.7%, and 21.2%, respectively, for the nine months ended September 30, 2021 compared to 8.9%, 11.3%, and 19.9%, respectively, for the year ended December 31, 2020. We adjust our liquidity levels to fund deposit outflows, pay real estate taxes on real estate loans, repay our borrowings, and to fund loan commitments. We also adjust liquidity as appropriate to meet asset and liability management objectives. However, during the existing low interest rate environment, we have strategically allowed these metrics to fall below the minimum thresholds at times to provide for the effective management of extension risk and other interest rate risks.

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

Our primary investing activities are the origination of construction loans, commercial and industrial loans, multifamily loans, and to a lesser extent, mixed-use real estate loans and other loans. For the nine months ended September 30, 2021 and 2020, our loan originations totaled $486.0 million and $248.5 million, respectively. Cash received from the sales, calls, maturities and pay-downs on securities totaled $4.3 million and $1.3 million for the nine months ended September 30, 2021 and 2020, respectively. We purchased securities totaling $15.3 million during the nine months ended September 30, 2021. We did not purchase any securities during the nine months ended September 30, 2020.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of New York to provide advances. As a member of the Federal Home Loan Bank of New York, we are required to own capital stock in the Federal Home Loan Bank of New York and are authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to credit-worthiness have been met. We had an available borrowing limit of $39.0 million and $49.4 million from the Federal Home Loan Bank of New York as of September 30, 2021 and December 31, 2020, respectively. There were $28.0 million of Federal Home Loan Bank advances at September 30, 2021 and December 31, 2020.

In addition, we have a borrowing agreement with ACBB to provide short-term borrowings of $8.0 million at September 30, 2021 and December 31, 2020. There were no outstanding borrowings with ACBB at September 30, 2021 and December 31, 2020.

At September 30, 2021, we had unfunded commitments on construction loans of $373.9 million, outstanding commitments to originate loans of $259.4 million, unfunded commitments under lines of credit of $138.8 million, and unfunded standby letters of credit of $6.9 million. At September 30, 2021, certificates of deposit scheduled to mature in less than one year totaled $190.4 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In the event a significant portion of our deposits are not retained by us, we will have to utilize other funding sources, such as various types of sourced deposits, and/or Federal Home Loan Bank advances, in order to maintain our level of assets. Alternatively, we could reduce our level of liquid assets, such as our cash and cash equivalents. In addition, the cost of such deposits may be significantly higher or lower depending on market interest rates at the time of renewal.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its stockholders and for the repurchase, if any, of its shares of common stock. At September 30, 2021, the Company had liquid assets of $43.3 million and $5.2 million in loan participations originated by the Bank which are held by the Company.

Off-Balance Sheet Arrangements

For the nine months ended September 30, 2021, we did not engage in any off-balance sheet transactions reasonably likely to have a material adverse effect on our financial condition, results of operations or cash-flows.

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

Our objective is to manage our interest rate risk by determining whether a given movement in interest rates affects our net interest income and the market value of our portfolio equity in a positive or negative way and to execute strategies to maintain interest rate risk within established limits. The results at September 30, 2021 indicate the level of risk within the parameters of our model. Our management believes that the September 30, 2021 results indicate a profile that reflects interest rate risk exposures in both rising and declining rate environments for both net interest income and economic value.

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

If the results produce quantifiable interest rate risk exposure beyond our limits, then the testing will have served as a monitoring mechanism to allow us to initiate asset/liability strategies designed to reduce and therefore mitigate interest rate risk. The table below sets forth an approximation of our interest rate risk exposure. The simulation uses projected repricing of assets and liabilities at September 30, 2021. The income simulation analysis presented represents a one-year impact of the interest scenario assuming a static balance sheet. Various assumptions are made regarding the prepayment speed and optionality of loans, investment securities and deposits, which are based on analysis and market information. The assumptions regarding optionality, such as prepayments of loans and the effective lives and repricing of non-maturity deposit products, are documented periodically through evaluation of current market conditions and historical correlations to our specific asset and liability products under varying interest rate scenarios.

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

The table below sets forth, as of September 30, 2021, NorthEast Community Bank’s net portfolio value, the estimated changes in our net portfolio value and net interest income that would result from the designated instantaneous parallel changes in market interest rates.

	Twelve Month
	Net Interest Income	Net Portfolio Value
	Percent		Percent
Change in Interest Rates (Basis Points)	of Change	Estimated NPV	of Change
+200	31.56%	$272,043	8.45%
+100	15.73	262,263	4.55
0	—	250,838	—
-100	(4.36)%	245,348	(2.19)%

As of September 30, 2021, based on the scenarios above, net interest income would increase by approximately 15.73% to 31.56%, over a one-year time horizon in a rising interest rate environment. One-year net interest income would decrease by approximately 4.36% in a declining interest rate environment over the same period.

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

Overall, our September 30, 2021 results indicate that we are adequately positioned with an acceptable net interest income and economic value at risk and that all interest rate risk results continue to be within our policy guidelines.

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

During the quarter ended September 30, 2021, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

The Company is involved in various legal actions and claims arising in the normal course of business. In the opinion of management, these legal actions and claims are not expected to have a material adverse impact on the Company’s financial condition.

Item 1A. Risk Factors

For information regarding the Company’s risk factors, refer to the “Risk Factors” in the Company’s prospectus filed with the Securities and Exchange Commission pursuant to Rule 424(b)(3) on May 24, 2021. As of September 30, 2021, the risk factors of the Company have not changed materially from those disclosed in the prospectus.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

See Exhibit Index.

EXHIBIT INDEX

Exhibit No.	Description

3.1

Articles of Incorporation of NorthEast Community Bancorp, Inc. (Incorporated by reference to Exhibit 3.1 to NorthEast Community Bancorp, Inc.’s Registration Statement on Form S-1 (Registration No. 333-253982))

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

31.2 32.0 101.0

Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of NorthEast Community Bancorp, Inc.

Certification of Chief Executive Officer and Chief Financial Officer of NorthEast Community Bancorp, Inc. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

The following materials from the Company’s Quarterly Report to Stockholders on Form 10-Q for the quarter ended September 30, 2021, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholder’s Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

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

Date: November 12, 2021

NORTHEAST COMMUNITY BANCORP, INC.

By:	/s/ Kenneth A. Martinek
Name:	Kenneth A. Martinek
Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Donald S. Hom
Name:	Donald S. Hom
Title:	Executive Vice President and Chief Financial Officer
(Principal Financial and Chief Accounting Officer)