Form 10-K
period 2021-12-31
NorthEast Community Bancorp, Inc./MD/
filed 2022-03-30
CIK 1847398

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 001-40589

NORTHEAST COMMUNITY BANCORP, INC.

(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	86-3173858 (I.R.S. Employer Identification No)

325 Hamilton Avenue, White Plains, New York (Address of principal executive offices)	10601 (Zip Code)

(914) 684-2500

(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common stock, par value $0.01 per share	NECB	The Nasdaq Stock Market LLC

Securities Registered Pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files):  ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of, “large accelerated filer,” “accelerated filer,” and “smaller reporting company,” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller Reporting Company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒ Yes ☐ No

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐ Yes ☒ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

As of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, there was no public market for the registrant’s common stock. The registrant’s common stock began trading on the Nasdaq Capital Market on July 13, 2021.

The number of shares outstanding of the registrant’s common stock as of March 30, 2022 was 16,377,936.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2022 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

NORTHEAST COMMUNITY BANCORP, INC. AND SUBSIDIARIES

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements, which can be identified by the use of words such as “believes,” “expects,” “anticipates,” “estimates” or similar expressions. Forward-looking statements include, but are not limited to:

●	statements of our beliefs, goals, intentions and expectations;
●	statements regarding our business plans, prospects, growth and operating strategies;
●	statements regarding the quality of our loan and investment portfolios; and
●	estimates of our risks and future costs and benefits.

These forward-looking statements are based on current beliefs and expectations of our management and are subject to significant risks and uncertainties. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. Actual results may differ materially from those contemplated by the forward-looking statements due to, among others, the following factors:

●	general economic conditions, either nationally or in our market area, that are worse than expected;
●	changes in the interest rate environment that reduce our interest margins, reduce the fair value of financial instruments or reduce the demand for our loan products;
●	increased competitive pressures among financial services companies;
●	changes in consumer spending, borrowing and savings habits;
●	changes in the quality and composition of our loan or investment portfolios;
●	changes in real estate market values in our market area;
●	a decrease in new construction in our primary market area;
●	decreased demand for loan products, deposit flows, competition, or decreased demand for financial services in our market area;
●	major catastrophes such as earthquakes, floods or other natural or human disasters and infectious disease outbreaks, including the current coronavirus (COVID-19) pandemic, the related disruption to local, regional and global economic activity and financial markets, and the impact that any of the foregoing may have on us and our customers and other constituencies;
●	legislative or regulatory changes that adversely affect our business or changes in the monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board;
●	technological changes that may be more difficult or expensive than expected;
●	success or consummation of new business initiatives may be more difficult or expensive than expected;
●	the inability to successfully integrate acquired businesses and financial institutions into our business operations;
●	adverse changes in the securities markets;

i

●	our inability to enter new markets successfully and capitalize on growth opportunities;
●	changes in estimates of the adequacy of the allowance for loan losses;
●	a failure or breach of our operational or security systems or infrastructure, including cyberattacks;
●	the inability of third party service providers to perform; and
●	changes in accounting policies and practices, as may be adopted by bank regulatory agencies or the Financial Accounting Standards Board.

Any of the forward-looking statements that we make in this report and in other public statements we make may later prove incorrect because of inaccurate assumptions, the factors illustrated above or other factors that we cannot foresee. Consequently, no forward-looking statement can be guaranteed. Except as required by applicable law or regulation, we do not undertake, and we specifically disclaim any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

Further information on other factors that could affect us are included in the section captioned “Item 1A: Risk Factors.”

ii

PART I

ITEM 1.BUSINESS

General

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

The Bank is headquartered in White Plains, New York. The Bank was founded in 1934 and is a community oriented financial institution dedicated to serving the financial services needs of individuals and businesses within its market area. The Bank currently conducts business through its ten branch offices located in Bronx, New York, Orange, Rockland and Westchester Counties in New York and Essex, Middlesex and Norfolk Counties in Massachusetts and three loan production offices located in White Plains, New York, New City, New York and Danvers, Massachusetts.

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

Our executive offices are located at 325 Hamilton Avenue, White Plains, New York 10601 and our telephone number is (914) 684-2500. Our website address is www.necb.com. Information on our website should not be considered a part of this report.

Throughout this report, references to “we,” “us” or “our” refer to the Company or the Bank, or both, as the context indicates.

Market Area

We are headquartered in White Plains, New York, which is located in Westchester County, and we operate through our main and annex offices in White Plains, two full-service branch offices in the New York City borough of Manhattan (New York County), one full-service branch office in the New York City borough of the Bronx (Bronx County), two full-service branch offices in Rockland County, New York, two full-service branch offices in Orange County, New York, and three full-service branches in Danvers (Essex County), Framingham (Middlesex County) and

Quincy (Norfolk County), Massachusetts, and loan production offices in White Plains, New York, New City, New York and Danvers, Massachusetts. We generate deposits through our main office and ten branch offices. We conduct lending activities primarily in the State of New York, the Commonwealth of Massachusetts, and, to a lesser extent, in New Jersey. We also have a limited number of loans in Connecticut, New Hampshire, and Pennsylvania, states in which we no longer originate loans.

Our construction loans originated in Orange, Rockland and Sullivan Counties in New York and Brooklyn (Kings County) are almost exclusively located within homogeneous communities that demonstrate significant population growth concentrated in well-defined existing, and newer expanding, communities. Construction loans originated in Bronx County are located in high demand, high absorption areas. These communities are substantially different from New York State and nationwide economic fluctuations and are considered to be high absorption areas, i.e., where the demand for rental or purchase properties is far greater than available supply.

With respect to the markets in which we primarily originate non-construction loans, our market area includes a population base with a broad cross section of wealth, employment and ethnicity. We operate in markets that generally have experienced relatively slow demographic growth, a characteristic typical of mature urban markets located throughout the Northeast region. New York County is a relatively affluent market, reflecting the influence of Wall Street along with the presence of a broad spectrum of Fortune 500 companies. Comparatively, Bronx County is home to a broad socioeconomic spectrum, with a significant portion of the respective populations employed in relatively low and moderate wage blue collar jobs. Westchester and neighboring counties are affluent markets, serving as desired suburban locations for commuting into New York City and White Plains as well as reflecting growth of higher paying jobs in the counties.

The counties of Massachusetts in which the Danvers, Framingham, and Quincy offices currently operate include a mixture of rural, suburban and urban markets. The economies of these areas were historically based on manufacturing, but, similar to many areas of the country, the underpinnings of these economies are now more service oriented, with employment spread across many economic sectors including service, finance, health-care, technology, real estate and government.

While our New York and Massachusetts markets have different economic characteristics, our customer base in these states tends to be similar and is comprised mostly of owners of low to moderate income apartment buildings or non-residential real estate in low to moderate income areas.

We periodically evaluate our network of banking offices to optimize the penetration in our market area. Our business strategy currently includes opening new branches in and around our market area.

Competition

We face significant competition for the attraction of deposits and origination of loans. Our most direct competition for deposits and loans has historically come from the numerous national, regional and local community financial institutions operating in our market area, including a number of independent banks and credit unions, in addition to other financial service companies, such as brokerage firms and other similar entities. In addition, we face competition for investors’ funds from money market funds and other corporate and government securities. Competition for loans also comes from the increasing number of non-depository financial service companies entering the commercial real estate or construction lending market, such as financial technology companies, securities companies and specialty finance companies.

We believe that our long-standing presence in our market areas in New York and Massachusetts, and our personal service philosophy enhance our ability to compete favorably in attracting and retaining individual and business customers. We actively solicit deposit-related customers and compete for deposits by offering customers personal attention, professional service and competitive interest rates.

Lending Activities

We originate loans primarily for investment purposes. The largest segment of our loan portfolio is construction loans followed by commercial and industrial loans. We also originate multifamily, mixed-use and non-residential real estate loans. We consider our lending territory to be the New York State/New York City Metropolitan area and the Massachusetts/Boston Metropolitan area. We also originate a limited number of loans in New Jersey. Although we no longer originate loans in Connecticut, New Hampshire and Pennsylvania, we also have a limited number of loans in these three states. At December 31, 2021, $872.6 million, or 89.7% of our portfolio was secured by loans in the New York State/New York Metropolitan Area, $49.9 million, or 5.1% of our portfolio was secured by loans in the Massachusetts/Boston Metropolitan Area and $50.3 million, or 5.2% of our portfolio was secured by loans in Connecticut, New Hampshire, New Jersey, and Pennsylvania.

Construction Loans.  In 2012, we entered the Massachusetts construction market by originating construction loans secured by the construction of multifamily and single family properties as an accommodation to maintain and/or develop relationships with our deposit and loan customers. In the same manner, during the latter part of 2013 we entered the New York construction market by originating construction loans secured by the construction of multifamily and residential condominium properties located in New York State, primarily in Bronx, Orange, Rockland and Sullivan Counties in New York.

We primarily make construction loans to borrowers and developers that we know or that are referred to us by existing customers for construction in high absorption, homogeneous communities. The demand for housing (whether for rent or for purchase) is far greater in these high absorption communities than the available supply. This lack of balance between supply and demand leads to available units being under contracts of sale or leases signed very soon after certificates of occupancy are received by the building owners. Generally, in homogeneous communities, units that are under construction have purchase contracts before they are complete.

We will make construction loans on condominium buildings, containing between two to more than 250 units or for single family homes and single family housing developments of as many as 400 homes, in each case in high absorption and/or homogeneous areas. For such loans, we do not offer permanent financing. We do not originate land acquisition and development loans unless the land is ready to build with all permits in place or construction is “as of right.”

Construction loans are typically for 18 to 36 month terms, pay interest only during that period, and are indexed to the prime rate plus a margin. All construction loans are underwritten on an “as is” basis and an “as completed” basis and must meet our normal loan to value ratio requirements. In addition, if construction loans are for condominiums, as a backstop, the project will be underwritten as if they will be rental properties.

We generally require the borrower to contribute between 40 to 50% of the total raw land acquisition cost. If an existing structure is to be demolished, the loan to value ratio will be limited to 60% of the improved land value alone. To ensure sufficient construction funds are available for a project, we may elect to finance up to 100% of the construction costs, which includes a 10% contingency, in an amount not to exceed 70% of the “as complete” appraised value. We also require the borrower to submit various construction documentations, including but not necessarily limited to cost estimates, property surveys, approved building plans and specifications, and approved building permits. We require our borrowers to fund an interest reserve in advance. As a project progresses and the borrower requests funds to continue the project, we require an engineer consultant to inspect the project to verify that the work has been completed prior to disbursing the funds sought. We also obtain a title continuation update to confirm that no liens have been placed on the project. Inspections for the purpose of funding/advancing proceeds are conducted by one of our employees as well as by a third-party construction inspector approved by us.

Construction loans in Orange, Rockland and Sullivan Counties consist primarily of loans to construct contemporary town-house style condominium buildings and complexes containing from four to 250 units. Construction loans in Bronx County consist primarily of loans to construct affordable rental apartment buildings containing between ten and 50 or more apartments. Most buildings are granted real estate tax abatements under New York City’s 421-A program due to the affordable nature of the apartments in the buildings. Our average construction loan ranges from $3.0 million to $7.0 million on buildings and complexes ranging from 20 to 40 units.

We typically grant separate land and construction loans and occasionally site development loans secured by the project. At December 31, 2021, if we were to count land, construction and development loans as separate loans, our construction loan portfolio consisted of 538 loans totaling $1.2 billion in committed amount, comprising of outstanding disbursed balance of $683.8 million and undisbursed loans in process of $436.9 million. At December 31, 2021, the construction loan portfolio was comprised primarily of 525 New York construction loans with $1.1 billion in committed amount, comprising of outstanding disbursed balance of $665.0 million and undisbursed loans in process of $422.7 million.

At December 31, 2021, if we were to combine land, construction and development loans as one loan on a project, our construction loan portfolio consisted of 302 loans totaling $1.2 billion in committed amount, comprising of outstanding disbursed balance of $683.8 million and undisbursed loans in process of $436.9 million. At December 31, 2021, the construction loan portfolio was comprised primarily of 294 New York construction loans with $1.1 billion in committed amount, comprising of outstanding disbursed balances of $665.0 million and undisbursed loans in process of $422.7 million.

All construction loans were performing according to their terms at December 31, 2021. If we were to combine land, construction and development loans as one loan on a project, the average size in our construction loan portfolio was $3.9 million in committed amount, comprising of outstanding disbursed balances of $2.3 million and undisbursed loans in process of $1.4 million at December 31, 2021

Our largest outstanding construction loan had a balance of $13.6 million and was performing in accordance with its terms at December 31, 2021. This loan is secured by a mixed-use building located in the Bronx, New York. Our largest committed construction loan had a total commitment of $43.6 million of which 50.0% of the commitment has been sold to another financial institution thereby reducing our committed portion to $21.8 million. Our portion of this construction loan had an outstanding balance of $6.0 million and was performing in accordance with its terms at December 31, 2021. This loan is secured by the development of a 160,000 square foot class A office building located in Monsey, New York.

At December 31, 2021, our largest outstanding construction loan relationship with one borrower was comprised of three construction loans with outstanding balances totaling $10.7 million with no available loans in process. This relationship also had four commercial and industrial lines of credit totaling $16.5 million with an outstanding balance of $10.5 million at December 31, 2021, one multi-family mortgage loan with an outstanding balance of $921,000 at December 31, 2021, and five stand-by letters of credit totaling $855,000 with no outstanding balance at December 31, 2021. All of these loans were performing in accordance with their terms at December 31, 2021.

Commercial and Industrial Loans.  We provide credit to commercial and industrial businesses that are located within our market area. We also provide commercial and industrial loans to real estate developers in the New York Metropolitan Area. Pursuant to our lending policy, we generally limit the aggregate of all loans and lines of credit (including unused commitments) to any one borrower to no more than 10% of our Tier 1 Capital. It is our policy to require a guaranty of all owners of the borrower who own 20% or more of the business and we impose collateral requirements on our commercial and industrial loans.

Interest rates and payments on our commercial and industrial loans are typically indexed to the prime rate as published in the Wall Street Journal and adjusted as the prime rate changes. At December 31, 2021, the average balance of loans in our commercial and industrial loan portfolio was $669,000.

At December 31, 2021, the largest outstanding commercial and industrial loan had a balance of $21.2 million with no remaining available line of credit. The loan is secured by an office and warehouse complex located in Totowa, New Jersey. The largest outstanding commercial and industrial line of credit relationship with one borrower was comprised of three lines of credit totaling $30.0 million, with outstanding balances totaling $2.6 million and remaining available lines of credit totaling $27.4 million. However, pursuant to the terms of the governing loan documents, the borrower cannot at any one time have more than $10 million outstanding in the aggregate with respect to all three lines of credit.

All the aforementioned commercial and industrial loans were performing according to their terms at December 31, 2021.

Multifamily and Mixed-Use Real Estate Loans.  We offer adjustable-rate mortgage loans secured by multifamily and mixed-use real estate. These loans are comprised primarily of loans on moderate income apartment buildings located in our lending territory and include, loans on cooperative apartment buildings (in the New York area), and loans for Section 8 multifamily housing. In New York, most of the apartment buildings that we lend on are rent-stabilized. Mixed-use real estate loans are secured by properties that are intended for both residential and business use. We also originate multifamily and mixed-use real estate loans in Massachusetts and, on a limited basis, in New Jersey. We also have a limited number of multifamily and mixed-use real estate loans in Connecticut, New Hampshire, and Pennsylvania.

We also offer construction/renovation loans on multifamily and mixed-use rental properties in high absorption areas, dependent on vacancy rates in relation to borough or town averages. In recent years, we have de-emphasized multifamily and mixed-use real estate lending as we have focused more on construction lending.

We have been originating multifamily and mixed-use real estate loans in the New York State/New York Metropolitan Area for 88 years. In the New York State/New York Metropolitan Area, our ability to continue to grow our portfolio is dependent on the continuation of our relationships with mortgage brokers, as the multifamily and mixed-use real estate loan market is primarily broker driven. We have longstanding relationships with mortgage brokers in the New York market area, who are familiar with our lending practices and our underwriting standards. We also deal directly with building owners throughout our lending area. At December 31, 2021, multifamily and mixed-use real estate loans to borrowers in the New York State/New York Metropolitan Area totaled $73.4 million.

In the Massachusetts/Boston Metropolitan Area, where we have also originated such loans, the primary source of mortgage loan originations are from personal contacts by our loan officers, referrals from existing customers and advertising. We generally retain for our portfolio all of the loans that we originate in Massachusetts. At December 31, 2021, multifamily and mixed-use real estate loans to borrowers in the Massachusetts/Boston Metropolitan Area totaled $26.8 million.

We originate a variety of adjustable-rate and balloon multifamily and mixed-use real estate loans. The adjustable-rate loans have fixed rates for a period of one, two, three and five years and then adjust every one, two, three or five years thereafter, based on the terms of the loan. Maturities on these loans can be up to 15 years, and typically they amortize over a 20 to 30-year period. Interest rates on our adjustable-rate loans are adjusted to a rate that equals the applicable one-, two-, three- or five-year Federal Home Loan Bank (“FHLB”) of New York or FHLB of Boston advance rate plus a margin. The balloon loans have a maximum maturity of five years. The lifetime interest rate cap is five percentage points over the initial interest rate of the loan (four percentage points for loans with one-, two- and three-year terms). The typical multifamily or mixed-use real estate loan refinances within the first five-year period and, in doing so, generates prepayment penalties ranging from one to five points of the outstanding loan balance. Under our loan-refinancing program, borrowers who are current under the terms and conditions of their contractual obligations can apply to refinance their existing loans to the rates and terms then offered on new loans after the payment of their contractual prepayment penalties.

In making multifamily and mixed-use real estate loans, we primarily consider the net operating income generated by the real estate to support the debt service, the financial resources, income level and managerial expertise of the borrower, the marketability of the property and our lending experience with the borrower. We typically require a personal guarantee of the borrower. We rate the property underlying the loan as Class A, B or C. Our current policy is to require a minimum debt service coverage ratio (the ratio of earnings after subtracting all operating expenses to debt service payments) of between 1.25x and 1.40x depending on the rating of the underlying property. The average multifamily loan debt-service coverage is 2.81x and the average loan-to-value ratio of our multifamily real estate loans is 35.9%. The average mixed-use real estate loan debt-service coverage is 2.60x and the average loan-to-value ratio of our mixed-use real estate loans is 29.6%. On multifamily and mixed-use real estate loans, our current policy is to finance up to 75% of the lesser of the appraised value or purchase price of the property securing the loan on purchases and refinances of Class A and B properties and up to 65% of the lesser of the appraised value or purchase price for properties that are rated Class C. Properties securing multifamily and mixed-use real estate loans are appraised by independent appraisers, inspected by us and generally require Phase 1 environmental surveys.

The majority of the multifamily real estate loans in our portfolio are secured by ten unit to 100 unit apartment buildings. At December 31, 2021, the majority of our mixed-use real estate loans are secured by properties that are at least 85% residential.

Loans secured by multifamily and mixed-use real estate generally have larger balances and involve a greater degree of risk than one- to four-family residential mortgage loans. Of primary concern in multifamily residential and mixed-use real estate lending is the borrower’s credit-worthiness and the feasibility and cash flow potential of the project. Payments on loans secured by income producing properties often depend on successful operation and management of the properties. As a result, repayment of such loans may be subject, to a greater extent than residential real estate loans, to adverse conditions in the real estate market or the economy. In reaching a decision on whether to make a multifamily residential or mixed-use real estate loan, we consider the net operating income of the property, the borrower’s expertise, credit history and profitability, and the value of the underlying property.

On December 31, 2021, the largest outstanding multifamily real estate loan had a balance of $8.8 million and was performing according to its terms at December 31, 2021. This loan is secured by a 218 unit apartment complex located in Philadelphia, Pennsylvania.

The largest mixed-use real estate loan had a balance of $2.6 million and was performing according to its terms at December 31, 2021. This loan is secured by four mixed-use buildings with 11 apartment units and five commercial units located in Brooklyn, New York. As of December 31, 2021, the average loan size in our multifamily and mixed-use portfolio was approximately $698,000.

Non-Residential Real Estate Loans.  Our non-residential real estate loans are generally secured by office buildings, medical facilities and retail shopping centers that are primarily located within our lending area.

At December 31, 2021, our non-residential real estate loan portfolio was comprised mainly of $41.9 million of loans secured by properties in the New York State/New York Metropolitan Area, $5.7 million of loans secured by properties in the Massachusetts/Boston Metropolitan Area, and $2.4 million of loans secured by properties in Connecticut, New Jersey, and Pennsylvania.

We have de-emphasized the origination of non-residential real estate loans in recent years as we began increasing our origination of construction loans.

Our non-residential real estate loans are structured in a manner similar to our multifamily and mixed-use real estate loans, typically at a fixed rate of interest for three to five years and then a rate that adjusts every three to five years over the term of the loan, which is typically 15 years. Interest rates and payments on these loans generally are based on the one-, two-, three- or five-year FHLB of New York or FHLB of Boston advance rate plus a margin. The lifetime interest rate cap is five percentage points over the initial interest rate of the loan (four percentage points for loans with one-, two- and three-year terms). Loans are secured by first mortgages that generally do not exceed 75% of the property’s appraised value. Properties securing non-residential real estate loans are appraised by independent appraisers and inspected by us.

We also charge prepayment penalties, with five points of the outstanding loan balance generally being charged on loans that refinance in the first year of the mortgage, scaling down to one point on loans that refinance in year five. These loans are typically repaid or the term extended before maturity, in which case a new rate is negotiated to meet market conditions and an extension of the loan is executed for a new term with a new amortization schedule. Our non-residential real estate loans tend to refinance within the first five-year period.

Our assessment of credit risk and our underwriting standards and procedures for non-residential real estate loans are similar to those applicable to our multifamily and mixed-use real estate loans. In reaching a decision on whether to make a non-residential real estate loan, we consider the net operating income of the property, the borrower’s expertise, credit history and profitability and the value of the underlying property. In addition, with respect to rental properties, we will also consider the term of the lease and the credit quality of the tenants. We have generally required that the properties securing non-residential real estate loans have debt service coverage ratios (the ratio of earnings after subtracting all operating expenses to debt service payments) of between 1.25x and 1.40x. The average non-residential loan debt-service coverage ratio is 2.17x and the average loan-to-value ratio of our non-residential loans is 44.6%. Phase 1 environmental surveys are required for most loans and property inspections are required for all loans.

At December 31, 2021, we had $50.0 million in non-residential real estate loans outstanding, or 5.1% of total loans. At December 31, 2021, the largest outstanding non-residential real estate loan had an outstanding balance of $10.0 million. This loan is secured by a 16-acre site, which is listed on the national and state registries for historic places. The property consists of 12 buildings totaling approximately 160,000 square feet, including a large central convent, chapel, elementary school, high school, administrative building and other ancillary structures located in White Plains, New York. This loan was performing according to its terms at December 31, 2021. At December 31, 2021, this loan was also the largest outstanding non-residential real estate loan relationship with one borrower and was performing in accordance with its terms. As of December 31, 2021, the average balance of loans in our non-residential loan portfolio was $960,000.

Consumer Loans.  We offer personal loans, loans secured by savings accounts or certificates of deposit (share loans), and overdraft protection for checking accounts which is linked to statement savings accounts and has the ability to transfer funds from the statement savings account to the checking account when needed to cover overdrafts. At December 31, 2021, our portfolio of consumer loans was $269,000, or 0.03% of total loans.

Consumer loans may entail greater risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by assets that depreciate rapidly. In such cases, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and the remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections depend on the borrower’s continuing financial stability, and therefore are more likely to be adversely affected by job loss, divorce, illness, or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws may limit the amount which can be recovered on such loans.

Originations, Purchase, Participations and Sales of Loans.  Loan originations come from a number of sources. The primary source of loan originations are our in-house loan officers and referrals from customers and, to a lesser extent, mortgage loan brokers and local realtors. Historically, we have primarily originated our own loans and retained them in our portfolio.

While in the past we purchased a limited number of participations from one financial institution that also serves high absorption areas in Brooklyn, New York, we currently have only one such participation loan in our portfolio. At December 31, 2021, the participation loan totaled $1.5 million and was performing according to its terms. We also purchased whole loans from one financial institution during 2021. At December 31, 2021, these whole purchased loans totaled $3.1 million and were performing according to their terms.

We occasionally sell participations interests in construction loans we have originated in high absorption areas to other community banks in order to maintain compliance with our loans-to-one borrower limits. We have also historically sold participation interests in our construction loans to the Company and we may continue to do so in the future. At December 31, 2021, the Company held $4.5 million in participation interests in construction loans originated by the Bank. Through our loan participations, we and the other participating lenders generally share ratably in cash flows and points and fees and gains or losses that may result from a borrower’s noncompliance with the contractual terms of the loan.

Loan Approval Procedures and Authority.  Our lending activities follow written, non-discriminatory underwriting standards and loan origination procedures established by our board of directors and management.

All construction, multifamily, mixed use and nonresidential real estate loans and commercial and industrial loans must be approved by a unanimous vote of the members of the Loan Committee, which is composed of the Chairman and Chief Executive Officer, President and Chief Operating Officer and Chief Financial Officer.

At each monthly meeting of the board of directors, the board reviews all commitments issued, regardless of size.

Loans to One Borrower.  Pursuant to New York law and federal banking regulations, the aggregate amount of loans that the Bank is permitted to make to any one borrower or a group of related borrowers is generally limited to 15% of its capital, surplus fund and undivided profits (25% if the amount in excess of 15% is secured by “readily marketable collateral”). At December 31, 2021, based on the 15% limitation, the Bank’s loans-to-one-borrower limit was approximately $29.4 million. On the same date, the Bank had no borrowers with outstanding balances in excess of this amount.

Loan Commitments.  We issue commitments for adjustable-rate mortgage loans conditioned upon the occurrence of certain events. Commitments to originate mortgage loans are legally binding agreements to lend to our customers and generally expire in 60 days.

Delinquencies.  When a borrower fails to make a required loan payment, we take a number of steps to have the borrower cure the delinquency and restore the loan to current status. We make initial contact with the borrower toward the end of the month when the payment is due and then again when loan becomes ten to 15 days past due. If payment is not received by the 30th day of delinquency, additional letters are sent and phone calls are made to the customer. When the loan becomes 60 days past due and if the borrower is unresponsive, we generally commence foreclosure proceedings against any real property that secures the loan or attempt to repossess any personal property that secures a commercial and industrial or consumer loan. If a foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before the foreclosure sale, the property securing the loan generally is sold at foreclosure. We may consider loan workout arrangements with certain borrowers under certain circumstances. Management informs the board of directors on a monthly basis of the amount of loans delinquent more than 30 days, all loans in foreclosure and all foreclosed and repossessed property that we own.

Due to the impact of COVID-19 on our borrowers, we granted eligible loan deferrals on 196 existing loans with outstanding balances of $190.9 million (at the time payment deferral was requested) under the Coronavirus Aid, Relief and Economic Security (the “CARES Act”). Generally, these deferrals included the deferral of principal and interest payments for a period of three months, although interest income continued to accrue. As of December 31, 2021, one loan with an aggregate balance of $79,000 remains on deferral under the CARES Act. As of February 1, 2022, the loan was returned to normal payment status.

Investment Activities

We have legal authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies and of state and municipal governments, municipal securities, deposits at the Federal Home Loan Bank of New York and certificates of deposit of federally insured institutions.

At December 31, 2021, our investment portfolio consisted primarily of mutual funds, residential mortgage-backed securities issued by Fannie Mae, Freddie Mac, and Ginnie Mae with stated final maturities of 10 years or more, and municipal securities with maturities of three years or more.

Our investment portfolio is primarily viewed as a source of liquidity. Our investment management policy is designed to provide adequate liquidity to meet any reasonable deposit outflows and any anticipated increase in the loan portfolio through conversion of secondary reserves to cash and to provide safety of principal and interest through investment in securities under limitations and restrictions prescribed in banking regulations. Consistent with liquidity and safety requirements, our policy is designed to generate a significant amount of stable income and to provide collateral for advances and repurchase agreements. The policy is also designed to serve as a counter-cyclical balance to earnings in that the investment portfolio will absorb funds when loan demand is low and will infuse funds when loan demand is high.

Deposit Activities and Other Sources of Funds

General.  Deposits, borrowings and loan repayments are the major sources of our funds for lending and other investment activities. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and market conditions.

Deposit Accounts.  The vast majority of our depositors are residents of the States of New York and Massachusetts. Deposits are obtained primarily from customers residing in or working in the communities in which our branches are located, and we rely on our long-standing relationships with our customers to retain these deposits. We also obtain deposits from our commercial and industrial and construction loan customers. These deposits tend to be a stable source of funds. We offer of a broad selection of deposit instruments, including checking accounts, money market accounts, regular savings accounts, non-interest bearing demand accounts (such as checking accounts and certificates of deposits. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit, and the interest rate among other factors. In determining the terms of our deposit accounts, we consider the rates offered by our competition, profitability to us, matching deposit and loan products and customer preferences and concerns. We generally review our deposit mix and pricing weekly. Our current strategy is to offer competitive rates, but not be the market leader in every type and maturity.

In addition, we utilize brokered, listing service and military deposits, which represent a viable and cost effective addition to our deposit gathering and maintenance strategy, often at a lower “all-in” cost when compared to our retail branch network. This strategy allows us to very effectively match the maturity of these deposits to the term of our construction loans, which make up a majority of the loans in our loan portfolio.

Borrowings.  We may utilize advances from the Federal Home Loan Bank of New York to supplement our supply of lendable funds and to meet deposit withdrawal requirements. The Federal Home Loan Bank functions as a central reserve bank providing credit for member financial institutions. As a member, we are required to own capital stock in the Federal Home Loan Bank of New York and are authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally securities that are obligations of, or guaranteed by, the United States), provided certain standards related to credit-worthiness have been met. Advances are made under several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the Federal Home Loan Bank’s assessment of the institution’s credit-worthiness. Under its current credit policies, the Federal Home Loan Bank generally limits advances to 25% of a member’s assets, and short-term borrowings of less than one year may not exceed 10% of the institution’s assets. The Federal Home Loan Bank determines specific lines of credit for each member institution. We had approximately $28.0 million of Federal Home Loan Bank advances outstanding at December 31, 2021. At December 31, 2021, we had the ability to borrow an additional $29.4 million from the Federal Home Loan Bank of New York. In addition, as of December 31, 2021, we had $8.0 million of available credit from Atlantic Community Bankers Bank.

Investment Advisory and Financial Planning Activities

Harbor West Wealth Management Group, a division of the Bank, performs a wide range of financial planning and investment advisory services based on the needs of a diversified client base including, but not limited to: wealth management based on a clients’ time dimension, risk aversion/tolerance, value system and specific needs; transition planning from one career to another, especially the transition to retirement; conducting risk assessment and management on issues related to various kinds of insurance-covered contingencies; and providing assistance relating to the ultimate disposition of assets. Investment advisory and financial planning services are offered through a networking arrangement with a registered broker-dealer and investment advisor.

Regulation and Supervision

General

The Bank is a New York-chartered savings bank. The Bank’s deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation (the “FDIC”). The Bank is subject to extensive regulation by the New York State Department of Financial Services, as its chartering agency, and by the FDIC, as its primary federal regulator. The Bank is required to file reports with, and is periodically examined by, the FDIC and the New York State Department of Financial Services concerning its activities and financial condition, and must obtain regulatory approvals prior to entering into certain transactions, including, but not limited to, mergers with or acquisitions of other financial institutions. The Bank is a member of the Federal Home Loan Bank of New York.

The regulation and supervision of the Bank establish a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of depositors and borrowers and, for purposes of the FDIC, the protection of the insurance fund. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes.

The Bank has elected to be deemed a “savings association” under the Home Owners’ Loan Act, as amended. As a result, the Company is a savings and loan holding company and is required to comply with the rules and regulations of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) applicable to savings and loan holding companies. The Company is required to file certain reports with the Federal Reserve Board and is subject to examination by and the enforcement authority of the Federal Reserve Board. The Company is also subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.

Any change in applicable laws or regulations, whether by the New York State Department of Financial Services, the FDIC, the Federal Reserve Board, the State of New York or Congress, could have a material adverse impact on the operations and financial performance of the Company and the Bank. In addition, the Company and the Bank will be affected by the monetary and fiscal policies of various agencies of the United States Government, including the Federal Reserve Board. In view of changing conditions in the national economy and in the money markets, it is impossible for management to accurately predict future changes in monetary policy or the effect of such changes on the business or financial condition of the Company and the Bank.

Set forth below is a brief description of material regulatory requirements that are applicable to the Bank and the Company. The description is limited to certain material aspects of the statutes and regulations addressed, and is not intended to be a complete description of such statutes and regulations and their effects on the Bank and the Company.

COVID-19

Interagency Statement on Loan Modifications.  On March 22, 2020, the federal banking agencies issued an interagency statement to provide additional guidance to financial institutions who are working with borrowers affected by the coronavirus (“COVID-19”). The statement provided that agencies will not criticize institutions for working with borrowers and will not direct supervised institutions to automatically categorize all COVID-19 related loan modifications as troubled debt restructurings (“TDRs”). The agencies have confirmed with staff of the Financial Accounting Standards Board that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief, are not TDRs. This includes short-term (e.g., six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented.

The statement further provided that working with borrowers that are current on existing loans, either individually or as part of a program for creditworthy borrowers who are experiencing short-term financial or operational problems as a result of COVID-19, generally would not be considered TDRs. For modification programs designed to provide temporary relief for current borrowers affected by COVID-19, financial institutions may presume that borrowers that are current on payments are not experiencing financial difficulties at the time of the modification for purposes of determining TDR status, and thus no further TDR analysis is required for each loan modification in the program.

The statement indicated that the agencies’ examiners will exercise judgment in reviewing loan modifications, including TDRs, and will not automatically adversely risk rate credits that are affected by COVID-19, including those considered TDRs.

In addition, the statement noted that efforts to work with borrowers of one- to-four family residential mortgages, where the loans are prudently underwritten, and not past due or carried on non-accrual status, will not result in the loans being considered restructured or modified for the purposes of their risk-based capital rules. With regard to loans not otherwise reportable as past due, financial institutions are not expected to designate loans with deferrals granted due to COVID-19 as past due because of the deferral.

The Coronavirus Aid, Relief and Economic Security Act.  The CARES Act, which became law on March 27, 2020, provided over $2 trillion to combat COVID-19 and stimulate the economy. The law had several provisions relevant to financial institutions, including:

●	Allowing institutions not to characterize loan modifications relating to the COVID-19 pandemic as a troubled debt restructuring and also allowing them to suspend the corresponding impairment determination for accounting purposes.
●	An option to delay the implementation of the accounting standard for current expected credit losses (CECL) until the earlier of December 31, 2020 or when the President declares that the coronavirus emergency is terminated.
●	The ability of a borrower of a federally backed mortgage loan (VA, FHA, USDA, Freddie and Fannie) experiencing financial hardship due, directly or indirectly, to the COVID-19 pandemic to request forbearance from paying their mortgage by submitting a request to the borrower’s servicer affirming their financial hardship during the COVID-19 emergency. Such a forbearance will be granted for up to 180 days, which can be extended for an additional 180-day period upon the request of the borrower. During that time, no fees, penalties or interest beyond the amounts scheduled or calculated as if the borrower made all contractual payments on time and in full under the mortgage contract will accrue on the borrower’s account. Except for vacant or abandoned property, the servicer of a federally backed mortgage is prohibited from taking any foreclosure action, including any eviction or sale action, for not less than the 60-day period beginning March 18, 2020.
●	The ability of a borrower of a multi-family federally backed mortgage loan that was current as of February 1, 2020, to submit a request for forbearance to the borrower’s servicer affirming that the borrower is experiencing financial hardship during the COVID-19 emergency. A forbearance will be granted for up to 30 days, which can be extended for up to two additional 30-day periods upon the request of the borrower. During the time of the forbearance, the multi-family borrower cannot evict or initiate the eviction of a tenant or charge any late fees, penalties or other charges to a tenant for late payment of rent. Additionally, a multi-family borrower that receives a forbearance may not require a tenant to vacate a dwelling unit before a date that is 30 days after the date on which the borrower provides the tenant notice to vacate and may not issue a notice to vacate until after the expiration of the forbearance.

Coronavirus Response and Relief Supplemental Appropriations Act of 2021.  On December 27, 2020, the Coronavirus Response and Relief Supplemental Appropriations Act of 2021 was signed into law, which also contains provisions that could directly impact financial institutions, including extending the time that insured depository institutions and depository institution holding companies have to comply with the current expected credit losses (“CECL”) accounting standard and extending the authority granted to banks under the CARES Act to elect to temporarily suspend the requirements under U.S. GAAP applicable to troubled debt restructurings for loan modifications related to the COVID-19 pandemic for any loan that was not more than 30 days past due as of December 31, 2019. The act directs financial regulators to support community development financial institutions and minority depository institutions and directs Congress to re-appropriate $429 billion in unobligated CARES Act funds. The PPP, which was originally established under the CARES Act, was also extended under the Coronavirus Response and Relief Supplemental Appropriations Act of 2021.

Bank Regulation

New York Banking Law.  The Bank derives its lending, investment, and other authority primarily from the applicable provisions of New York State banking law and the regulations of the New York State Department of Financial Services, as limited by FDIC regulations. Under these laws and regulations, banks, including the Bank, may invest in real estate mortgages, consumer and commercial loans, certain types of debt securities (including certain corporate debt securities, and obligations of federal, state, and local governments and agencies), certain types of corporate equity securities, and certain other assets.

Under New York State banking law, New York State-chartered stock form savings banks and commercial banks may declare and pay dividends out of their net profits, unless there is an impairment of capital. Approval of the Superintendent is required if the total of all dividends declared by the bank in a calendar year would exceed the total of its net profits for that year combined with its retained net profits for the preceding two years, less prior dividends paid.

New York State banking law gives the Superintendent authority to issue an order to a New York State-chartered banking institution to appear and explain an apparent violation of law, to discontinue unauthorized or unsafe practices, and to keep prescribed books and accounts. Upon a finding by the New York State Department of Financial Services that any director, trustee, or officer of any banking organization has violated any law, or has continued unauthorized or unsafe practices in conducting the business of the banking organization after having been notified by the Superintendent to discontinue such practices, such director, trustee, or officer may be removed from office after notice and an opportunity to be heard. The Superintendent also has authority to appoint a conservator or a receiver for a savings or commercial bank under certain circumstances.

Capital Requirements.  Federal regulations require FDIC-insured depository institutions to meet several minimum capital standards: a common equity Tier 1 capital to risk-based assets ratio of 4.5%, a Tier 1 capital to risk-based assets ratio of 6.0%, a total capital to risk-based assets ratio of 8%, and a Tier 1 capital to average assets leverage ratio of 4%.

For purposes of the regulatory capital requirements, common equity Tier 1 capital is generally defined as common stockholders’ equity and retained earnings. Tier 1 capital is generally defined as common equity Tier 1 and additional Tier 1 capital. Additional Tier 1 capital includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus, meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in Tier 2 capital is the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions that made such an election regarding the treatment of accumulated other comprehensive income (“AOCI”), up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Institutions that have not exercised the AOCI opt-out have AOCI incorporated into common equity Tier 1 capital (including unrealized gains and losses on available-for-sale-securities). The Bank exercised the opt-out and therefore does not include AOCI in its regulatory capital determinations. Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations.

In determining the amount of risk-weighted assets for purposes of calculating risk-based capital ratios, all assets, including certain off-balance sheet assets (such as recourse obligations, direct credit substitutes, residual interests) are multiplied by a risk weight factor assigned by the regulations based on the risks believed inherent in the type of asset. Higher levels of capital are required for asset categories believed to present greater risk. For example, a risk weight of 0% is assigned to cash and U.S. government securities, a risk weight of 50% is generally assigned to prudently underwritten first lien one- to four-family residential mortgages, a risk weight of 100% is assigned to commercial and consumer loans, a risk weight of 150% is assigned to certain past due loans and a risk weight of between 0% to 600% is assigned to permissible equity interests, depending on certain specified factors.

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted asset above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement began being phased in starting on January 1, 2016 at 0.625% of risk-weighted assets and increased each year until fully implemented at 2.5% on January 1, 2019. At December 31, 2021, the Bank exceeded the fully phased in regulatory requirement for the capital conservation buffer.

The Economic Growth, Regulatory Relief, and Consumer Protection Act enacted in May 2018 required the federal banking agencies, including the FDIC, to establish for banks with assets of less than $10 billion of assets a community bank leverage ratio (the ratio of a bank’s tangible equity capital to average total consolidated assets) of 8 to 10%. A qualifying community bank with capital meeting the specified requirements (including off balance sheet exposures of 25% or less of total assets and trading assets and liabilities of 5% or less of total assets) and electing to follow the alternative framework is considered to meet all applicable regulatory capital requirements including the risk-based requirements. The community bank leverage ratio was established at 9%, effective January 1, 2020. A qualifying bank may opt in and out of the community bank leverage ratio framework on its quarterly call report. A bank that ceases to meet any qualifying criteria is provided with a two-quarter grace period to comply with the community bank leverage ratio requirements or the general capital regulations by the federal regulators. In addition, Section 4012 of the CARES Act required that the community bank leverage ratio be temporarily lowered to 8%. The federal regulators issued a rule making the lower ratio effective April 23, 2020. The rules also established a two-quarter grace period for a qualifying community bank whose leverage ratio falls below the 8% community bank leverage ratio requirement so long as the bank maintains a leverage ratio of 7% or greater. Another rule was issued providing for the transition back to the 9% community bank leverage ratio, increasing the ratio to 8.5% for calendar year 2021 and to 9% thereafter. As of December 31, 2021, the Bank had not elected the community bank leverage ratio alternative reporting framework.

The Federal Deposit Insurance Corporation Improvement Act required each federal banking agency to revise its risk-based capital standards for insured institutions to ensure that those standards take adequate account of interest-rate risk, concentration of credit risk, and the risk of nontraditional activities, as well as to reflect the actual performance and expected risk of loss on multifamily residential loans. The FDIC, along with the other federal banking agencies, adopted a regulation providing that the agencies will take into account the exposure of a bank’s capital and economic value to changes in interest rate risk in assessing a bank’s capital adequacy. The FDIC also has authority to establish individual minimum capital requirements in appropriate cases upon determination that an institution’s capital level is, or is likely to become, inadequate in light of the particular circumstances.

Standards for Safety and Soundness.  As required by statute, the federal banking agencies adopted final regulations and Interagency Guidelines Establishing Standards for Safety and Soundness to implement safety and soundness standards. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The guidelines address internal controls and information systems, the internal audit system, credit underwriting, loan documentation, interest rate exposure, asset growth, asset quality, earnings and compensation, fees and benefits. The agencies have also established standards for safeguarding customer information. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard.

Investments and Activities.  Under federal law, all state-chartered banks insured by the FDIC have generally been limited to activities as principal and equity investments of the type and in the amount authorized for national banks, notwithstanding state law. The Federal Deposit Insurance Corporation Improvement Act and the FDIC permit exceptions to these limitations. For example, state-chartered banks may, with FDIC approval, continue to exercise grandfathered state authority to invest in common or preferred stocks listed on a national securities exchange and in the shares of an investment company registered under federal law. The maximum permissible investment is 100% of Tier 1 capital, as specified by the FDIC’s regulations, or the maximum amount permitted by New York State banking law, whichever is less. Such grandfathering authority may be terminated upon the FDIC’s determination that such investments pose a safety and soundness risk to the Bank or if the Bank converts its charter or undergoes a change in control In addition, the FDIC is authorized to permit such institutions to engage in other state authorized activities or investments (other than non-subsidiary equity investments) that meet all applicable capital requirements if it is determined that such activities or investments do not pose a significant risk to the Deposit Insurance Fund.

Interstate Banking and Branching.  Federal law permits well capitalized and well managed bank and savings and loan holding companies to acquire banks in any state, subject to Federal Reserve Board approval, certain concentration limits and other specified conditions. Interstate mergers of banks are also authorized, subject to regulatory approval and other specified conditions. In addition, amendments made by the Dodd-Frank Act to permit banks to establish de novo branches on an interstate basis to the extent that branching is authorized by the law of the host state for the banks chartered by that state.

Prompt Corrective Regulatory Action.  Federal law requires, among other things, that federal bank regulatory authorities take “prompt corrective action” with respect to banks that do not meet minimum capital requirements. For these purposes, the law establishes five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.

The FDIC has adopted regulations to implement the prompt corrective action legislation. An institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a leverage ratio of 5.0% or greater and a common equity Tier 1 ratio of 6.5% or greater. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, a leverage ratio of 4.0% or greater and a common equity Tier 1 ratio of 4.5% or greater. An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a leverage ratio of less than 4.0% or a common equity Tier 1 ratio of less than 4.5%. An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a leverage ratio of less than 3.0% or a common equity Tier 1 ratio of less than 3.0%. An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0%. As of December 31, 2021, the Bank was a “well capitalized” institution under FDIC regulations.

At each successive lower capital category, an insured depository institution is subject to more restrictions and prohibitions, including restrictions on growth, restrictions on interest rates paid on deposits, restrictions or prohibitions on the payment of dividends, and restrictions on the acceptance of brokered deposits. Furthermore, if an insured depository institution is classified in one of the undercapitalized categories, it is required to submit a capital restoration plan to the appropriate federal banking agency, and the holding company must guarantee the performance of that plan. Based upon its capital levels, a bank that is classified as well-capitalized, adequately capitalized, or undercapitalized may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition, or an unsafe or unsound practice, warrants such treatment. An undercapitalized bank’s compliance with a capital restoration plan is required to be guaranteed by any company that controls the undercapitalized institution in an amount equal to the lesser of 5.0% of the institution’s total assets when deemed undercapitalized or the amount necessary to achieve the status of adequately capitalized. If an “undercapitalized” bank fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.” “Significantly undercapitalized” banks must comply with one or more of a number of additional restrictions, including but not limited to an order by the FDIC to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets, cease receipt of deposits from correspondent banks or dismiss directors or officers, and restrictions on interest rates paid on deposits, compensation of executive officers and capital distributions by the parent holding company. “Critically undercapitalized” institutions are subject to additional measures including, subject to a narrow exception, the appointment of a receiver or conservator within 270 days after it obtains such status.

The previously referenced law establishing a “community bank leverage ratio” adjusted the referenced categories for qualifying institutions that opt into the alternative framework for regulatory capital requirements. Institutions that exceed the community bank leverage ratio are considered to have met the capital ratio requirements to be “well capitalized” for the agencies’ prompt corrective rules.

Transaction with Affiliates and Regulation W of the Federal Reserve Regulations.  Transactions between banks and their affiliates are governed by federal law. An affiliate of a bank is any company or entity that controls, is controlled by or is under common control with the bank. In a holding company context, the parent bank or savings and loan holding company and any companies which are controlled by such parent holding company are affiliates of the bank (although subsidiaries of the bank itself, except financial subsidiaries, are generally not considered affiliates). Generally, Section 23A of the Federal Reserve Act and the Federal Reserve Board’s Regulation W limit the extent to which the bank or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10.0% of such institution’s capital stock and surplus, and with all such transactions with all affiliates to an amount equal to 20.0% of such institution’s capital stock and surplus. Section 23B applies to “covered transactions” as well as to certain other transactions and requires that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a non-affiliate. The term “covered transaction” includes the making of loans to, purchase of assets from, and issuance of a guarantee to an affiliate, and other similar transactions. Section 23B transactions also include the provision of services and the sale of assets by a bank to an affiliate. In addition, loans or other extensions of credit by the financial institution to the affiliate are required to be collateralized in accordance with the requirements set forth in Section 23A of the Federal Reserve Act.

Sections 22(h) and (g) of the Federal Reserve Act place restrictions on loans to a bank’s insiders, i.e., executive officers, directors and principal stockholders. Under Section 22(h) of the Federal Reserve Act, loans to a director, an executive officer and to a greater than 10.0% stockholder of a financial institution, and certain of their affiliated interests, together with all other outstanding loans to such persons and affiliated interests, may not exceed specified limits. Section 22(h) of the Federal Reserve Act also requires that loans to directors, executive officers and principal stockholders be made on terms and conditions substantially the same as offered in comparable transactions to persons who are not insiders and also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a financial institution to insiders cannot exceed the institution’s unimpaired capital and surplus. Section 22(g) of the Federal Reserve Act places additional restrictions on loans to executive officers.

Enforcement.  The FDIC has extensive enforcement authority over insured state-chartered savings banks, including the Bank. The enforcement authority includes, among other things, the ability to assess civil money penalties, issue cease and desist orders and remove directors and officers. In general, these enforcement actions may be initiated in response to violations of laws and regulations, breaches of fiduciary duty and unsafe or unsound practices.

Federal Insurance of Deposit Accounts.  The Bank is a member of the Deposit Insurance Fund, which is administered by the FDIC. Deposit accounts in the Bank are insured up to a maximum of  $250,000 for each separately insured depositor.

The FDIC imposes an assessment for deposit insurance on all depository institutions. Under the FDIC’s risk-based assessment system, insured institutions are assigned to risk categories based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s assessment rate depends upon the category to which it is assigned and certain adjustments specified by FDIC regulations, with less risky institutions paying lower rates. Assessment rates (inclusive of possible adjustments) for most banks with less than $10 billion of assets currently range from 1 1∕2 to 30 basis points of each institution’s total assets less tangible capital. The FDIC may increase or decrease the scale uniformly, except that no adjustment can deviate more than two basis points from the base scale without notice and comment rulemaking. The FDIC’s current system represents a change, required by the Dodd-Frank Act, from its prior practice of basing the assessment on an institution’s volume of deposits.

The Dodd-Frank Act increased the minimum target Deposit Insurance Fund ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits. The FDIC was required to seek to achieve the 1.35% ratio by September 30, 2020. Insured institutions with assets of $10 billion or more were supposed to fund the increase. The FDIC indicated in November 2018 that the 1.35% ratio was exceeded. Insured institutions of less than $10 billion of assets received credits for the portion of their assessments that contributed to raising the reserve ratio between 1.15% and 1.35% effective when the fund rate achieves 1.38%. The Dodd-Frank Act eliminated the 1.5% maximum fund ratio, instead leaving it to the discretion of the FDIC and the FDIC has exercised that discretion by establishing a long range fund ratio of 2%.

The FDIC has authority to increase insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank. Future insurance assessment rates cannot be predicted.

Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule order or regulatory condition imposed in writing. We do not know of any practice, condition or violation that might lead to termination of deposit insurance.

Privacy Regulations.  FDIC regulations generally require that the Bank disclose its privacy policy, including identifying with whom it shares a customer’s “non-public personal information,” to customers at the time of establishing the customer relationship and annually thereafter. In addition, the Bank is required to provide its customers with the ability to “opt-out” of having their personal information shared with unaffiliated third parties and not to disclose account numbers or access codes to non-affiliated third parties for marketing purposes. The Bank currently has a privacy protection policy in place and believes that such policy is in compliance with the regulations.

Community Reinvestment Act.  Under the Community Reinvestment Act, or CRA, as implemented by FDIC regulations, a non-member bank has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA does require the FDIC, in connection with its examination of a non-member bank, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution, including applications to acquire branches and other financial institutions. The CRA requires the FDIC to provide a written evaluation of an institution’s CRA performance utilizing a four-tiered descriptive rating system. The Bank’s latest FDIC CRA rating was “Satisfactory”.

The Bank is also subject to provisions of the New York State banking law which imposes continuing and affirmative obligations upon banking institutions organized in New York State to serve the credit needs of its local community (the “NYCRA”) which are substantially similar to those imposed by the federal CRA. Pursuant to the NYCRA, a bank must file copies of all federal CRA reports with the New York State Department of Financial Services. The NYCRA requires the New York State Department of Financial Services to make a written assessment of a bank’s compliance with the NYCRA every 24 to 36 months, utilizing a four-tiered rating system and make such assessment available to the public. The NYCRA also requires the Superintendent to consider a bank’s NYCRA rating when reviewing a bank’s application to engage in certain transactions, including mergers, asset purchases and the establishment of branch offices or automated teller machines, and provides that such assessment may serve as a basis for the denial of any such application. The Bank’s latest NYCRA rating was “Outstanding”.

Consumer Protection and Fair Lending Regulations.  New York savings banks are subject to a variety of federal statutes and regulations that are intended to protect consumers and prohibit discrimination in the granting of credit. These statutes and regulations provide for a range of sanctions for non-compliance with their terms, including imposition of administrative fines and remedial orders, and referral to the Attorney General for prosecution of a civil action for actual and punitive damages and injunctive relief. Certain of these statutes authorize private individual and class action lawsuits and the award of actual, statutory and punitive damages and attorneys’ fees for certain types of violations.

USA PATRIOT Act.  The Bank is subject to the USA PATRIOT Act, which gave federal agencies additional powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. By way of amendments to the Bank Secrecy Act, Title III of the USA PATRIOT Act provided measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents, and parties registered under the Commodity Exchange Act.

Other Regulations. Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates. Loan operations are also subject to state and federal laws applicable to credit transactions, such as the:

●	Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;
●	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;
●	Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies; and
●	Rules and regulations of the various federal and state agencies charged with the responsibility of implementing such federal and state laws.

The deposit operations of the Bank also are subject to, among others, the:

●	Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;
●	Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check; and
●	Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

Federal Reserve System. The Federal Reserve Act authorizes the Federal Reserve Board to require depository associations to maintain noninterest-earning reserves against their transaction accounts (primarily negotiable order of withdrawal and regular checking accounts). The amounts are adjusted annually and, for 2019, the regulations provided that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $127.5 million; and a 10% reserve ratio is applied above $127.5 million. The first $16.9 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) were exempted from the reserve requirements. The Bank complied with the foregoing requirements during 2019. On March 15, 2020, the Federal Reserve Board reduced reserve requirement to 0% effective as of March 26, 2020, which eliminated reserve requirements for all depository institutions.

Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. At December 31, 2021, the Bank had a maximum borrowing capacity from the Federal Home Loan Bank of New York of $57.4 million comprising of $29.4 million in available borrowings and $28.0 million in outstanding borrowings. The Bank, as a member of the Federal Home Loan Bank of New York, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank. The Bank was in compliance with requirements for the Federal Home Loan Bank of New York with an investment of $1.5 million at December 31, 2021.

Holding Company Regulation

As a savings and loan holding company, the Company is subject to Federal Reserve Board regulations, examinations, supervision, reporting requirements and regulations regarding its activities. Among other things, this authority permits the Federal Reserve Board to restrict or prohibit activities that are determined to be a serious risk to the Bank.

Pursuant to federal law and regulations and policy, a savings and loan holding company such as the Company may generally engage in the activities permitted for financial holding companies under Section 4(k) of the Bank Holding Company Act and certain other activities that have been authorized for savings and loan holding companies by regulation.

Federal law prohibits a savings and loan holding company from, directly or indirectly or through one or more subsidiaries, acquiring more than 5% of the voting stock of another savings association, or savings and loan holding company thereof, without prior written approval of the Federal Reserve Board or from acquiring or retaining, with certain exceptions, more than 5% of a non-subsidiary holding company or savings association. A savings and loan holding company is also prohibited from acquiring more than 5% of a company engaged in activities other than those authorized by federal law or acquiring or retaining control of a depository institution that is not insured by the FDIC. In evaluating applications by holding companies to acquire savings associations, the Federal Reserve Board must consider the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance funds the convenience and needs of the community and competitive factors.

The Federal Reserve Board is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings associations in more than one state, except: (i) the approval of interstate supervisory acquisitions by savings and loan holding companies; and (ii) the acquisition of a savings association in another state if the laws of the state of the target savings association specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

Capital Requirements.  The Company is subject to the Federal Reserve Board’s capital adequacy guidelines for savings and loan holding companies (on a consolidated basis) which have historically been similar to, though less stringent than, those of the FDIC for the Bank. The Dodd-Frank Act, however, required the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. Consolidated regulatory capital requirements identical to those applicable to the subsidiary banks apply to savings and loan holding companies; as is the case with institutions themselves, the capital conservation buffer was phased in between 2016 and 2019. However, the Federal Reserve Board has provided a “small bank holding company” exception to its consolidated capital requirements, and legislation and the related issuance of regulations by the Federal Reserve Board has increased the threshold for the exception to $3.0 billion. As a result, the Company is not be subject to the capital requirement until such time as its consolidated assets exceed $3.0 billion.

Source of Strength.  The Dodd-Frank Act also extends the “source of strength” doctrine to savings and loan holding companies. The regulatory agencies must promulgate regulations implementing the “source of strength” policy that holding companies act as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.

Dividends and Stock Repurchases.  The Federal Reserve Board has the power to prohibit dividends by savings and loan holding companies if their actions constitute unsafe or unsound practices. The Federal Reserve Board has issued a policy statement on the payment of cash dividends by bank and savings and loan holding companies, which expresses the Federal Reserve Board’s view that a holding company should pay cash dividends only to the extent that the company’s net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the company’s capital needs, asset quality and overall financial condition. The Federal Reserve Board also indicated that it would be inappropriate for a holding company experiencing serious financial problems to borrow funds to pay dividends. Under the prompt corrective action regulations, the Federal Reserve Board may prohibit a bank or savings and holding company from paying any dividends if the holding company’s bank subsidiary is classified as “undercapitalized.”

Federal Reserve Board policy also provides that a holding company should inform the Federal Reserve Board supervisory staff prior to redeeming or repurchasing common stock or perpetual preferred stock if the holding company is experiencing financial weaknesses or if the repurchase or redemption would result in a net reduction, as of the end of a quarter, in the amount of such equity instruments outstanding compared with the beginning of the quarter in which the redemption or repurchase occurred.

Acquisition of the Company.  Under the Federal Change in Bank Control Act, a notice must be submitted to the Federal Reserve Board if any person (including a company), or group acting in concert, seeks to acquire direct or indirect “control” of a savings and loan holding company or savings association. Under certain circumstances, a change of control may occur, and prior notice is required, upon the acquisition of 10% or more of the outstanding voting stock of the company or institution, unless the Federal Reserve Board has found that the acquisition will not result in a change of control. Under the Change in Control Act, the Federal Reserve Board generally has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effects of the acquisition. Any company that acquires control would then be subject to regulation as a savings and loan holding company.

Federal Securities Laws. The Company’s common stock is registered with the Securities and Exchange Commission and, as a result, the Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.

Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 is intended to improve corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. We have policies, procedures and systems designed to comply with these regulations, and we review and document such policies, procedures and systems to ensure continued compliance with these regulations.

Change in Control Regulations. Under the Change in Bank Control Act, no person, or group of persons acting in concert, may acquire control of a savings and loan holding company such as the Company unless the Federal Reserve Board has been given 60 days’ prior written notice and not disapproved the proposed acquisition. The Federal Reserve Board considers several factors in evaluating a notice, including the financial and managerial resources of the acquirer and competitive effects. Control, as defined under the applicable regulations, means the power, directly or indirectly, to direct the management or policies of the company or to vote 25% or more of any class of voting securities of the company. Acquisition of more than 10% of any class of a savings and loan holding company’s voting securities constitutes a rebuttable presumption of control under certain circumstances, including where, as in the case of the Company, the issuer has registered securities under Section 12 of the Securities Exchange Act of 1934.

In addition, federal regulations provide that no company may acquire control of a savings and loan holding company without the prior approval of the Federal Reserve Board. Any company that acquires such control becomes a “savings and loan holding company” subject to registration, examination and regulation by the Federal Reserve Board.

Emerging Growth Company Status

The Company is an emerging growth company and, for so long as it continues to be an emerging growth company, the Company may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including, but not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As an emerging growth company, the Company is not subject to Section 404(b) of the Sarbanes-Oxley Act of 2002, which would require that our independent auditors review and attest as to the effectiveness of our internal control over financial reporting. We have also elected to use the extended transition period to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. Such an election is irrevocable during the period a company is an emerging growth company. Accordingly, our financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards.

The Company will cease to be an emerging growth company upon the earliest of: (i) the end of the fiscal year following the fifth anniversary of the completion of the Company’s second-step conversion and offering, which occurred on July 12, 2021; (ii) the first fiscal year after our annual gross revenues are $1.07 billion (adjusted for inflation) or more; (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities; or (iv) the end of any fiscal year in which the market value of our common stock held by non-affiliates exceeded $700 million at the end of the second quarter of that fiscal year.

Personnel

At December 31, 2021, we had 128 full-time employees and five part-time employees, none of whom are represented by a collective bargaining unit. We believe our relationship with our employees is good.

Subsidiaries

The Company’s only direct subsidiary is the Bank. The Bank maintains the following subsidiaries:

New England Commercial Properties LLC, a New York limited liability company and wholly owned subsidiary of the Bank, was formed in October 2007 to facilitate the purchase or lease of real property by the Bank. New England Commercial Properties, LLC currently owns one foreclosed property located in Pennsylvania.

NECB Financial Services Group, LLC, a New York limited liability company and wholly owned subsidiary of the Bank, was formed in the third quarter of 2012 as a complement to Harbor West Wealth Management Group to sell life insurance and fixed rate annuities. NECB Financial Services Group, LLC is licensed in the States of New York and Connecticut.

72 West Eckerson LLC, a New York limited liability company and wholly owned subsidiary of the Bank, was formed in April 2015 to facilitate the purchase or lease of real property by the Bank and currently owns the Bank branch locations in Spring Valley, New York and Monroe, New York.

166 Route 59 Realty LLC, a New York limited liability company and wholly owned subsidiary of the Bank, was formed in April 2021 to facilitate the purchase or lease of real property by the Bank and currently owns the Bank branch located in Airmont, New York.

3 Winterton Realty LLC, a New York limited liability company and wholly owned subsidiary of the Bank, was formed in October 2021 to facilitate the purchase of real property by the Bank and currently owns the property for a proposed Bank branch located in Bloomingburg, New York.

Executive Officers

Our executive officers are elected annually by the board of directors and serve at the board’s discretion. The following individuals currently serve as our executive officers and will serve in the same positions following the conversion and offering:

Name	Position
Kenneth A. Martinek	Chairman and Chief Executive Officer
Jose M. Collazo	President and Chief Operating Officer
Donald S. Hom	Executive Vice President and Chief Financial Officer

Below is information regarding our executive officer who is not also a director. Mr. Hom has held his current position for the period indicated below. Age presented is as of December 31, 2021.

Donald S. Hom joined the Company and the Bank in 2007, serving as Chief Financial Officer since 2013. Prior to joining the Company and the Bank, Mr. Hom served for 23 years as a bank examiner and financial analyst for a Federal banking regulatory agency and six years as the chief executive officer of a New Jersey community bank. Age 67.

Item 1A.RISK FACTORS

Investing in the Company’s common stock involves risks. The investor should carefully consider the following risk factors before deciding to make an investment decision regarding the Company’s stock. The risk factors may cause future earnings to be lower or the financial condition to be less favorable than expected. In addition, other risks that the Company is not aware of, or which are not believed to be material, may cause earnings to be lower, or may deteriorate the financial condition of the Company. Consideration should also be given to the other information in this Annual Report on Form 10-K, as well as in the documents incorporated by reference into this Form 10-K.

Risks Related to COVID-19 Pandemic and Associated Economic Slowdown

The widespread outbreak of the novel coronavirus (“COVID-19”) has, and will likely continue to adversely affect, our business, financial condition, and results of operations.

The COVID-19 pandemic is negatively impacting economic and commercial activity and financial markets, both globally and within the United States. In our market area, stay-at-home orders and travel restrictions — and similar orders imposed across the United States to restrict the spread of COVID-19 —  resulted in significant business and operational disruptions, including business closures, supply chain disruptions, and mass layoffs and furloughs. Local jurisdictions have subsequently lifted stay-at-home orders and moved to phased reopening of businesses, although capacity restrictions and health and safety recommendations that encourage continued physical distancing and working remotely have limited the ability of businesses to return to pre-pandemic levels of activity.

We have implemented business continuity plans and continue to provide financial services to clients, while taking health and safety measures such as transitioning most in-person customer transactions to our drive-thru facilities, limiting access to the interior of our facilities, frequent cleaning of our facilities, and using a remote workforce where possible. Despite these safeguards, we may nonetheless experience business disruptions.

Due to the impact of COVID-19 on our borrowers, during the years ended December 31, 2021 and 2020, we granted loan deferrals of principal and interest in accordance with regulatory guidance for 196 loans totaling $190.9 million (at the time payment deferral was requested) under the CARES Act. Generally, these modifications included the deferral of principal and interest payments for a period of three months, although interest income continued to accrue. The extent to which COVID-19 will continue to negatively affect our business is unknown and will depend on the spread of the virus, the overall severity of the disease, the duration of the pandemic, the actions undertaken by national, state and local governments and health officials to contain the virus or treat its effects, the effectiveness of the COVID-19 vaccine program, and how quickly and to what extent economic conditions improve and normal business and operating conditions resume. The longer the pandemic persists, the more material the ultimate effects are likely to be. As of December 31, 2021, we had one loan still on deferral status in the aggregate amount of $79,000, which represented 0.01% of our loan portfolio. As of February 1, 2022, the loan was returned to normal payment status.

The continued spread of COVID-19 and the efforts to contain the virus, including travel restrictions, could, among other things: (1) cause changes in consumer and business spending, borrowing and savings habits, which may affect the demand for loans and other products and services we offer, as well as the creditworthiness of potential and current borrowers; (2) cause our borrowers to be unable to meet existing payment obligations, particularly those borrowers that may be disproportionately affected by business shut downs and travel restrictions, resulting in increases in loan delinquencies, problem assets, and foreclosures; (3) cause the value of collateral for loans, especially real estate, to decline in value; (4) reduce the availability and productivity of our employees; (5) require us to increase our allowance for loan losses; (6) cause our vendors and counterparties to be unable to meet existing obligations to us; (7) negatively impact the business and operations of third party service providers that perform critical services for our business; (8) impede our ability to close real estate loans, if appraisers and title companies are unable to perform their functions; (9) cause the value of our securities portfolio to decline; and/or (10) cause the net worth and liquidity of loan guarantors to decline, impairing their ability to honor commitments to us. Additionally, as the result of the decline in the Federal Reserve Board’s target federal funds rate to near 0%, the yield on our assets may continue to decline to a greater extent than the decline in our cost of interest-bearing liabilities, reducing our net interest margin and spread and reducing net income.

Any one or a combination of the above events could have a material, adverse effect on our business, financial condition, and results of operations.

Risks Related to Our Lending Activities

Our emphasis on construction lending involves risks that could adversely affect our financial condition and results of operations.

In recent years, we have shifted our loan originations to focus primarily on construction loans, while continuing to originate a limited number of commercial and industrial loans, multifamily, mixed-use and non-residential real estate loans. We expect this focus to continue given the needs of the communities we serve in the New York Metropolitan Area. Our construction loan portfolio has increased to $683.8 million, net of loans-in-process of $436.9 million, or 70.3% of total loans, at December 31, 2021 from $251.0 million, net of loans-in-process of $145.8 million, or 39.8% of total loans, at December 31, 2016. As a result, our credit risk profile may be higher than traditional community banks that have higher concentrations of one- to four-family residential loans and other real estate-based loans.

Construction lending involves additional risks when compared to one- to four-family residential real estate lending because funds are advanced upon the security of the project, which is of uncertain value prior to its completion. Because of the uncertainties inherent in estimating construction costs, as well as the market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. This type of lending also typically involves higher loan principal amounts and is often concentrated with a small number of builders. These loans often involve the disbursement of substantial funds with repayment substantially dependent on the success of the ultimate project and the ability of the borrower to sell or lease the property or obtain permanent take-out financing, rather than the ability of the borrower or guarantor to repay principal and interest. For construction loans we originate, we require our borrowers to fund an interest reserve account in advance.

Our portfolio of multifamily residential, mixed-use and non-residential real estate lending could expose us to increased lending risks.

At December 31, 2021, $163.2 million, or 16.8%, of our loan portfolio consisted of multifamily, mixed-use and non-residential real estate loans. As a result, our credit risk profile is generally higher than traditional thrift institutions that have higher concentrations of one- to four-family residential loans.

Loans secured by multifamily and mixed-use and non-residential real estate generally expose a lender to greater risk of non-payment and loss than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property and the income stream of the underlying property, which can be significantly affected by conditions in the real estate markets or in the economy. For example, if the cash flows from the borrower’s project is reduced as a result of leases not being obtained or renewed, the borrower’s ability to repay the loan may be impaired. In addition, such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans. Accordingly, an adverse development with respect to one loan or one credit relationship can expose us to greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan. We seek to minimize these risks through our underwriting policies, which require such loans to be qualified on the basis of the property’s net income and debt service ratio; however, there is no assurance that our underwriting policies will protect us from credit-related losses.

Further, if we foreclose on a multifamily, mixed-use or non-residential real estate loan, our holding period for the collateral may be longer than for one- to four-family residential mortgage loans because there are fewer potential purchasers of the collateral, which can result in substantial holding costs. In addition, vacancies, deferred maintenance, repairs and market stigma can result in prospective buyers expecting sale price concessions to offset their real or perceived economic losses for the time it takes them to return the property to profitability.

Imposition of limits by the bank regulators on construction and multifamily, mixed-use and nonresidential real estate lending activities could curtail our growth and adversely affect our earnings.

In 2006, the Office of the Comptroller of the Currency, the FDIC and the Board of Governors of the Federal Reserve System (collectively, the “Agencies”) issued joint guidance entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” (the “CRE Guidance”). Although the CRE Guidance did not establish specific lending limits, it provides that a bank’s commercial real estate lending exposure could receive increased supervisory scrutiny where total non-owner-occupied commercial real estate loans, including loans secured by apartment buildings, investor commercial real estate, and construction and land loans, represent 300% or more of an institution’s total risk-based capital, and the outstanding balance of the commercial real estate loan portfolio has increased by 50% or more during the preceding 36 months. Construction loans represented 349% of the Bank’s total risk-based capital at December 31, 2021, and our multifamily, mixed-use and nonresidential real estate loan portfolio represented 83% of the Bank’s total risk-based capital on that same date.

In December 2015, the Agencies released a new statement on prudent risk management for commercial real estate lending (the “2015 Statement”). In the 2015 Statement, the Agencies, among other things, indicate the intent to continue “to pay special attention” to commercial real estate lending activities and concentrations going forward. If the FDIC, our primary federal regulator, were to impose restrictions on the amount of such loans we can hold in our portfolio or require us to implement additional compliance measures, for reasons noted above or otherwise, our earnings would be adversely affected as would our earnings per share.

We monitor our concentration limits with respect to our construction, multifamily, mixed-use and non-residential real estate loans closely and have implemented various risk management practices to manage our exposure for such loans. See “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Management of Credit Risk.”

Our portfolio of commercial and industrial loans may expose us to increased lending risks.

At December 31, 2021, $118.4 million, or 12.2%, of our loan portfolio consisted of commercial and industrial loans. Commercial and industrial loans generally expose a lender to a greater risk of loss than one- to four-family residential loans. Repayment of commercial and industrial loans generally is dependent, in large part, on sufficient income from the business to cover operating expenses and debt service. The offering will allow us to increase our loans-to-one borrower limit, which may result in larger loans being originated. In addition, to the extent that borrowers have more than one commercial loan outstanding, an adverse development with respect to one loan or one credit relationship could expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential real estate loan.

Further, unlike residential mortgages or multifamily, mixed-use and non-residential real estate loans, commercial and industrial loans may be secured by collateral other than real estate, such as inventory and accounts receivable, the value of which may be more difficult to appraise and may be more susceptible to fluctuation in value at default. We seek to minimize the risks involved in commercial and industrial lending: by underwriting such loans on the basis of the cash flows produced by the business; by requiring that such loans be collateralized by various business assets, including inventory, equipment, and accounts receivable, among others; and by requiring personal guarantees, whenever possible. However, the capacity of a borrower to repay a commercial and industrial loan is substantially dependent on the degree to which his or her business is successful. In addition, the collateral underlying such loans may depreciate over time, may not be conducive to appraisal, or may fluctuate in value, based upon the business’ results.

If our allowance for loan losses is not sufficient to cover actual loan losses, our results of operations would be negatively affected.

In determining the amount of the allowance for loan losses, we analyze, among other things, our loss and delinquency experience by portfolio segments, the debt service ratios and loan-to-value ratios of each segment of our portfolio, and the effect of existing economic conditions. In addition, we make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. If the actual results are different from our estimates, or our analyses are inaccurate, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, which would require additions to our allowance and would decrease our net income. Our emphasis on loan growth, as well as any future credit deterioration, will require us to increase our allowance further in the future.

In addition, our banking regulators periodically review our allowance for loan losses and could require us to increase our provision for loan losses. Any increase in our allowance for loan losses or loan charge-offs resulting from these regulatory reviews may have a material adverse effect on our results of operations and financial condition.

The geographic concentration of our loan portfolio and lending activities makes us vulnerable to a downturn in our primary market area.

Our loan portfolio is concentrated in construction loans and multifamily, mixed-use and non-residential real estate loans primarily located in the New York Metropolitan Area, including the Mid-Hudson Region, and the Boston Metropolitan Area. Our construction loans are primarily located in Orange, Rockland and Sullivan Counties in New York and Brooklyn (Kings County). The construction loans are almost exclusively located within homogeneous communities that demonstrate significant population growth concentrated in well-defined existing, and newer expanding, communities. Construction loans originated in Bronx County are also located in high demand, high absorption areas.

At December 31, 2021, $640.7 million, or 93.7% of our construction loan portfolio and 65.9% of our loan portfolio, represented loans made in high absorption areas of these five counties of New York. This may make us vulnerable to a downturn in the local economy and real estate markets and to a decrease in new construction in these counties. Adverse conditions in the local economy such as unemployment, recession, a catastrophic event or other factors beyond our control could impact the ability of our borrowers to repay their loans, which could impact our net interest income. Decreases in local real estate values caused by economic conditions, changes in tax laws or other events could adversely affect the value of the property used as collateral for our loans, which could cause us to realize a loss in the event of a foreclosure. Further, deterioration in local economic conditions could necessitate an increase in our provision for loan losses and a resulting reduction to our earnings and capital.

Economic conditions could result in increases in our level of non-performing loans and/or reduce demand for our products and services, which could have an adverse effect on our results of operations.

Deteriorating economic conditions could affect the markets in which we do business, the value of our loans and investment securities, and our ongoing operations, costs and profitability. Further, declines in real estate values and new construction and elevated unemployment levels may result in higher loan delinquencies, increases in our non-performing and classified assets and a decline in demand for our products and services. These events may cause us to incur losses and may adversely affect our financial condition and results of operations. To the extent that we must work through the resolution of assets, economic problems may cause us to incur losses and adversely affect our capital, liquidity, and financial condition.

Strong competition within our market area may limit our growth and profitability.

Competition is intense within the banking and financial services industry, particularly in our New York and Massachusetts markets. Our construction loans are primarily originated in high absorption areas within Bronx, Kings, Orange, Rockland and Sullivan Counties in New York. Competition for constructions loans in these high absorption areas comes from commercial banks, savings institutions and credit unions operating in the Metropolitan New York area and nationwide. Competition for construction loans also comes from the increasing number of non-depository financial service companies entering the commercial real estate or construction lending market, such as financial technology companies, securities companies and specialty finance companies. We also originate non-construction loans, including multi-family, commercial and industrial loans, throughout our primary lending markets in New York and Massachusetts. Competition for non-construction loans comes from the numerous national, regional and local community financial institutions operating in our market area, including a number of independent banks and credit unions, in addition to other financial service companies, such as brokerage firms and other similar entities. In addition, we also face competition for investors’ funds from money market funds and other corporate and government securities. Many of these competitors have substantially greater resources, higher lending limits and offer services that we do not or cannot provide. This competition could make it difficult for us to originate new loans and attract new deposits. While we believe that our long-standing presence in our market areas in New York and Massachusetts, and our personal service philosophy enhance our ability to compete favorably in attracting and retaining individual and business customers, price competition for loans may result in originating fewer loans, or earning less on our loans and price competition for deposits may result in a reduction of our deposit base of paying more on deposits.

Risks Related to Our Operations

Our reliance on brokered deposits, military deposits and deposits from listing services could adversely affect our liquidity and operating results.

Among other sources of funds, we rely on brokered deposits as well as military deposits and deposits obtained from listing services to provide funds with which to make loans and provide other liquidity needed. At December 31, 2021, brokered deposits, military deposits and deposits obtained through listing services totaled $77.2 million, or 8.3% of total deposits, of which brokered deposits represents $44.6 million or 4.8% of total deposits.

Generally, these deposits may not be as stable as other types of deposits. In the future, these depositors may not replace their deposits with us as they mature, or we may have to pay a higher rate of interest to keep those deposits or to replace them with other deposits or sources of funds. Not being able to maintain or replace these deposits as they mature could affect our liquidity. Paying higher deposit rates to maintain or replace these types of deposits could adversely affect our net interest margin and operating results.

We face a risk of non-compliance and enforcement action with the Bank Secrecy Act and other anti-money laundering statutes and regulations.

The federal Bank Secrecy Act, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “PATRIOT Act”) and other laws and regulations require financial institutions, among other duties, to institute and maintain effective anti-money laundering programs and file suspicious activity and currency transaction reports as appropriate. The federal Financial Crimes Enforcement Network, established by the U.S. Treasury Department to administer the Bank Secrecy Act, is authorized to impose significant civil money penalties for violations of those requirements and have engaged in coordinated enforcement efforts with the individual federal banking regulators, as well as the U.S. Department of Justice, Drug Enforcement Administration and Internal Revenue Service. Federal and state bank regulators also are focused on compliance with Bank Secrecy Act and anti-money laundering regulations. If our policies, procedures and systems are deemed deficient or the policies, procedures and systems of the financial institutions that we may acquire in the future are deficient, we would be subject to liability, including fines and regulatory actions such as restrictions on our ability to pay dividends and inability to obtain regulatory approvals to proceed with certain aspects of our business plan, including acquisitions, which would negatively impact our business, financial condition and results of operations. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us.

Because the nature of the financial services business involves a high volume of transactions, we face significant operational risks.

We rely on the ability of our employees and systems to process a high number of transactions. Operational risk is the risk of loss resulting from our operations, including but not limited to, the risk of fraud by employees or third parties, the execution of unauthorized transactions by employees, errors relating to transaction processing and technology, breaches of our internal control systems and compliance requirements, and ineffective business continuation and disaster recovery policies and procedures. Insurance coverage may not be available for such losses, or where available, such losses may exceed insurance limits. This risk of loss also includes the potential legal actions that could arise as a result of an operational deficiency or as a result of non-compliance with applicable regulations, adverse business decisions or their implementation, and customer attrition due to potential negative publicity. A breakdown in our internal control systems, improper operation of our systems or improper employee actions could result in material financial loss to us, the imposition of regulatory action, and damage to our reputation.

The implementation of the Current Expected Credit Loss accounting standard could require us to increase our allowance for credit losses and may have a material adverse effect on our financial condition and results of operations.

In June 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 replaces the incurred loss model with an expected loss model, which is referred to as the current expected credit loss model, or CECL. ASU 2016-13. We previously elected to defer the adoption of ASU 2016-13 until December 31, 2020, as permitted by the CARES Act, and based on legislation enacted in December 2020 which extended certain provision of the CARES Act, we elected to extend adopting of CECL until January 1, 2023 in accordance with the recent legislation. This standard requires earlier recognition of expected credit losses on loans and certain other instruments, compared to the incurred loss model. The change to the CECL framework requires us to greatly increase the data we must collect and review to determine the appropriate level of the allowance for credit losses. The adoption of CECL may result in greater volatility in the level of the allowance for credit losses, depending on various factors and assumptions applied in the model, such as the forecasted economic conditions in the foreseeable future and loan payment behaviors. Any increase in the allowance for credit losses, or expenses incurred to determine the appropriate level of the allowance for credit losses, may have an adverse effect on our financial condition and results of operations.

Risks Related to Our Growth Strategy

The building of market share through our branch office strategy, and our ability to achieve profitability on new branch offices, may increase our expenses and negatively affect our earnings.

We believe there are branch expansion opportunities within our primary market area and adjacent markets, and will seek to grow our lending and deposit base by adding branches to our existing ten-branch network. There are considerable costs involved in opening branch offices, especially in light of the capabilities needed to compete in today’s environment. Moreover, new branch offices generally require a period of time to generate sufficient revenues to offset their costs, especially in areas in which we do not have an established presence. Accordingly, new branch offices could negatively impact our earnings and may do so for some period of time. Our investments in new branches, and the related personnel required to operate such branches, take time to earn returns and can be expected to negatively impact our earnings for the foreseeable future. The profitability of our expansion strategy will depend on whether the income that we generate from the new branch offices will offset the increased expenses resulting from establishing and operating these branch offices.

Risks Related to Our Business and Industry Generally

Changes in interest rates may hurt our profits and asset values and our strategies for managing interest rate risk may not be effective.

We are subject to significant interest rate risk as a financial institution. During the past several years, it has been the policy of the Federal Reserve Board to maintain interest rates at historically low levels. As a result, recent market rates on the loans we have originated and the yields on securities we have purchased have been at relatively low levels. Accordingly, if market interest rates change, our net interest income may be adversely affected and may decrease, which may have an adverse effect on our future profitability. Changes in the general level of interest rates can affect our net interest income by affecting the difference between the weighted-average yield earned on our interest-earning assets and the weighted-average rate paid on our interest-bearing liabilities, or interest rate spread, and the average life of our interest-earning assets and interest-bearing liabilities. Changes in interest rates also can affect: (1) our ability to originate loans; (2) the value of our interest-earning assets and our ability to realize gains from the sale of such assets; (3) our ability to obtain and retain deposits in competition with other available investment alternatives; and (4) the ability of our borrowers to repay their loans, particularly adjustable or variable-rate loans. Interest rates are highly sensitive to many factors, including government monetary policies, domestic and international economic and political conditions and other factors beyond our control.

Economic, social and political conditions or civil unrest in the United States may affect the markets in which we operate, our customers, our ability to provide customer service, and could have a material adverse impact on our business, results of operations, or financial condition.

Our business may be adversely affected by instability, disruption or destruction in the markets in which we operate, regardless of cause, including war, terrorism, riot, civil insurrection or social unrest, and natural or man-made disasters, including storm or other events beyond our control, such as the COVID-19 pandemic, which resulted in the imposition of related public health measures and travel restrictions, and civil unrest. Such events can increase levels of political and economic unpredictability, result in property damage and business closures within in our markets and increase the volatility of the financial markets. Any of these effects could have a material and adverse impact on our business and results of operations. These events also pose significant risks to our personnel and to physical facilities, transportation and operations, which could adversely affect our financial results.

Increasing scrutiny and evolving expectations from customers, regulators, investors, and other stakeholders with respect to our environmental, social and governance practices may impose additional costs on us or expose us to new or additional risks.

     Companies are facing increasing scrutiny from customers, regulators, investors, and other stakeholders related to their environmental, social and governance (“ESG”) practices and disclosure.  Investor advocacy groups, investment funds and influential investors are also increasingly focused on these practices, especially as they relate to the environment, health and safety, diversity, labor conditions and human rights.  Increased ESG related compliance costs could result in increases to our overall operational costs.  Failure to adapt to or comply with regulatory requirements or investor or stakeholder expectations and standards could negatively impact our reputation, ability to do business with certain partners, and our stock price.  New government regulations could also result in new or more stringent forms of ESG oversight and expanding mandatory and voluntary reporting, diligence, and disclosure.

We depend on our management team to implement our business strategy and execute successful operations and we could be harmed by the loss of their services.

We depend upon the services of the members of our senior management team who direct our strategy and operations. Our executive officers and lending personnel possess expertise in our markets and key business relationships, and the loss of any one of them could be difficult to replace. Our loss of one or more of these persons, or our inability to hire additional qualified personnel, could impact our ability to implement our business strategy and could have a material adverse effect on our results of operations and our ability to compete in our markets.

We are a community bank and our ability to maintain our reputation is critical to the success of our business. The failure to do so may adversely affect our performance.

We are a community bank and our reputation is one of the most valuable assets of our business. A key component of our business strategy is to rely on our reputation for customer service and knowledge of local markets to expand our presence by capturing new business opportunities from existing and prospective customers in our market area and contiguous areas. As such, we strive to conduct our business in an honorable manner that enhances our reputation. This is done, in part, by recruiting, hiring and retaining employees who share our core values of being an integral part of the communities we serve, delivering superior service to our customers and caring about our customers and communities. If our reputation is negatively affected by the actions of our employees, by our inability to conduct our operations in a manner that is appealing to current or prospective customers or otherwise, our business and operating results may be materially adversely affected.

We are dependent on our information technology and telecommunications systems and third-party service providers; systems failures, interruptions and cybersecurity breaches could have a material adverse effect on us.

Our business is dependent on the successful and uninterrupted functioning of our information technology and telecommunications systems and third-party service providers. The failure of these systems, or the termination of a third-party software license or service agreement on which any of these systems is based, could interrupt our operations. Because our information technology and telecommunications systems interface with and depend on third-party systems, we could experience service denials if demand for such services exceeds capacity or such third-party systems fail or experience interruptions. If significant, sustained or repeated, a system failure or service denial could compromise our ability to operate effectively, damage our reputation, result in a loss of customer business, and/or subject us to additional regulatory scrutiny and possible financial liability, any of which could have a material adverse effect on us.

Our third-party service providers may be vulnerable to unauthorized access, computer viruses, phishing schemes and other security breaches. We likely will expend additional resources to protect against the threat of such security breaches and computer viruses, or to alleviate problems caused by such security breaches or viruses. To the extent that the activities of our third-party service providers or the activities of our customers involve the storage and transmission of confidential information, security breaches and viruses could expose us to claims, regulatory scrutiny, litigation costs and other possible liabilities.

Security breaches and cybersecurity threats could compromise our information and expose us to liability, which would cause our business and reputation to suffer.

In the ordinary course of our business, we collect and store sensitive data, including our proprietary business information and that of our customers, suppliers and business partners, as well as personally identifiable information about our customers and employees. The secure processing, maintenance and transmission of this information is critical to our operations and business strategy. We, our customers, and other financial institutions with which we interact, are subject to ongoing, continuous attempts to penetrate key systems by individual hackers, organized criminals, and in some cases, state-sponsored organizations. While we have established policies and procedures to prevent or limit the impact of cyber-attacks, there can be no assurance that such events will not occur or will be adequately addressed if they do. In addition, we also outsource certain cybersecurity functions, such as penetration testing, to third party service providers, and the failure of these service providers to adequately perform such functions could increase our exposure to security breaches and cybersecurity threats. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other malicious code and cyber-attacks that could have an impact on information security. Any such breach or attacks could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such unauthorized access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, and regulatory penalties; disrupt our operations and the services we provide to customers; damage our reputation; and cause a loss of confidence in our products and services, all of which could adversely affect our financial condition and results of operations.

We must keep pace with technological change to remain competitive.

Financial products and services have become increasingly technology-driven. Our ability to meet the needs of our customers competitively, and in a cost-efficient manner, is dependent on the ability to keep pace with technological advances and to invest in new technology as it becomes available, as well as related essential personnel. In addition, technology has lowered barriers to entry into the financial services market and made it possible for financial technology companies and other non-bank entities to offer financial products and services traditionally provided by banks. The ability to keep pace with technological change is important, and the failure to do so, due to cost, proficiency or otherwise, could have a material adverse impact on our business and therefore on our financial condition and results of operations.

Acts of terrorism and other external events could impact our business.

Financial institutions have been, and continue to be, targets of terrorist threats aimed at compromising operating and communication systems. Such events could cause significant damage, impact the stability of our facilities and result in additional expenses, impair the ability of our borrowers to repay their loans, reduce the value of collateral securing repayment of our loans, and result in the loss of revenue. The occurrence of any such event could have a material adverse effect on our business, operations and financial condition.

Regulation of the financial services industry is intense, and we may be adversely affected by changes in laws and regulations.

The Bank is subject to extensive regulation, supervision and examination by the FDIC and the New York State Department of Financial Services. In addition, the Company is subject to extensive regulation, supervision and examination by the Federal Reserve Board and the New York State Department of Financial Services. Such regulation, supervision and examination govern the activities in which we may engage, and are intended primarily for the protection of the deposit insurance fund and the Bank’s depositors and not for the protection of our stockholders. Federal and state regulatory agencies have the ability to take supervisory actions against financial institutions that have experienced increased loan losses and exhibit underwriting or other compliance weaknesses. These actions include the entering into of formal or informal written agreements and cease and desist orders that may place certain limitations on their operations. If we were to become subject to a regulatory action, such action could negatively impact our ability to execute our business plan, and result in operational restrictions, as well as our ability to grow, pay dividends, repurchase stock or engage in mergers and acquisitions. See “Item 1: Business — Regulation and Supervision — Bank Regulation  — Capital Requirements” for a discussion of regulatory capital requirements.

We are an emerging growth company, and any decision on our part to comply only with certain reduced reporting and disclosure requirements applicable to emerging growth companies could make our common stock less attractive to investors.

The Company is an emerging growth company and, for so long as it continues to be an emerging growth company, the Company may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including, but not limited to, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As an emerging growth company, the Company also is not subject to Section 404(b) of the Sarbanes-Oxley Act of 2002, which would require that its independent auditors review and attest as to the effectiveness of its internal control over financial reporting. We have also elected to use the extended transition period to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. Accordingly, our financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards. Investors may find our common stock less attractive if we choose to rely on these exemptions. If some investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock and the price of our common stock may be more volatile.

ITEM 1B.UNRESOLVED STAFF COMMENTS

None.

ITEM 2.PROPERTIES

At December 31, 2021, we conducted business through our administrative headquarters located in White Plains, New York and through our ten branch offices located in Bronx, New York, Rockland, Orange and Westchester Counties in New York and Essex, Middlesex and Norfolk Counties in Massachusetts and three loan production offices located in White Plains and New City, New York and Danvers, Massachusetts. We also have a wealth management office in Westport, Connecticut. At December 31, 2021, we leased six of our offices, and the total net book value of our land, buildings, furniture, fixtures and equipment was $23.9 million.

ITEM 3.LEGAL PROCEEDINGS

From time to time, the Company and the Bank are involved in routine legal proceedings in the ordinary course of business. At December 31, 2021, such routine legal proceedings, in the aggregate, are believed by management to be immaterial to our financial condition, results of operations and cash flows.

ITEM 4.MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The common stock of the Company is traded on the Nasdaq Capital Market under the ticker symbol “NECB.”

Holders

The number of shareholders of record of the Company at March 30, 2022 was 342.

Dividends

The Company has historically paid a quarterly cash dividend to stockholders and, since the completion of its second-step conversion on July 12, 2021, has declared a quarterly cash dividend of $0.06 per share. The Company presently intends to continue to pay regular cash dividends on a quarterly basis. However, in determining the amount of any future dividends, the board of directors will take into account the Company’s financial condition and results of operations, tax considerations, capital requirements and alternative uses for capital, industry standards, and economic conditions. The Company cannot guarantee that it will pay continue to pay dividends or that, if paid, it will not reduce or eliminate dividends in the future.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Share Repurchases

Under current federal regulations, subject to limited exceptions, the Company may not repurchase shares of our common stock during the first year following the completion of its second-step conversion offering, which was completed on July 12, 2021. The Company did not repurchase any shares of its common stock during the quarter or fiscal year ended December 31, 2021.

ITEM 6.[RESERVED]

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis reflects our consolidated financial statements and other relevant statistical data, and is intended to enhance your understanding of our financial condition and results of operations. The information in this section has been derived from the audited consolidated financial statements of the Company that appear beginning on page F-1 of this report.

Executive Summary

Our results of operations depend primarily on our net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets, consisting primarily of loans, investment securities, mortgage-backed securities and other interest-earning assets (primarily cash and cash equivalents), and the interest we pay on our interest-bearing liabilities, consisting of money market accounts, statement savings accounts, individual retirement accounts and certificates of deposit. Our results of operations also are affected by our provisions for loan losses, non-interest income and non-interest expense. Non-interest income currently consists primarily of loan fees, service charges, and earnings on bank owned life insurance. Non-interest expense currently consists primarily of salaries and employee benefits, deposit insurance premiums, directors’ fees, occupancy and equipment, data processing and professional fees. Our results of operations also may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities.

Business Strategy

Growing our assets with a continued focus on the origination of construction loans.

At December 31, 2021, $640.7 million, or 65.9%, of our total loan portfolio, net of loans in process, consisted of construction loans primarily located in high absorption areas in the New York Metropolitan Area. There continues to be a significant need for construction financing within the high absorption, homogeneous communities served by the Bank and we intend to continue to support the growth of these communities through the financing of condominium and apartment construction loans within the communities.

Maintaining strong asset quality and managing credit risk.

Strong asset quality is a key to the long-term financial success of any financial institution. We have been successful in maintaining strong asset quality in recent years. Our ratio of non-performing assets to total assets was 0.16%, 0.58% and 0.64% at December 31, 2021, 2020 and 2019, respectively. We attribute this credit quality to a conservative credit culture and an effective credit risk management environment. We have an experienced team of credit professionals, well-defined and implemented credit policies and procedures, what we believe to be conservative loan underwriting criteria, and active credit monitoring policies and procedures. Our senior management team also spends substantial time conducting construction site visits and visiting regularly with community leaders and borrowers in our high absorption communities, which enables us to understand the needs of our communities and to stay informed as to matters affecting those communities.

Continuing to grow our non-interest bearing deposit accounts through the maintenance of low customer fees and charges.

We believe that as a community bank we should maintain the fees and charges we charge our customers as low as possible. By doing so, we have been able to attract and retain food service and other businesses as customers of the Bank and at the same time increase the amount of our non-interest bearing business accounts. We intend to continue this strategy following the conversion.

Expanding our franchise through de novo branching or branch acquisitions.

As the communities we serve continue to grow and expand into new areas, we believe there will be branch expansion opportunities within our market area and in the newly developing communities expanding outward from existing high absorption, homogeneous communities where our branches are currently located. To this end, we currently expect to open a new branch office in Sullivan County, New York during the second quarter of 2022. We intend to explore additional opportunities as they arise to expand our branch network.

Expanding our employee base, infrastructure and technology, as necessary, to support future growth.

We have already made significant investments in our infrastructure, technology and employee base to support the growth in our construction portfolio and the increased compliance responsibilities due to such growth, including experienced Bank Secrecy Act professionals. The additional capital being raised in the offering will provide us with additional resources to attract and retain the necessary talent and continue to enhance our infrastructure and technology to support our growth following the conversion.

Implement a stockholder-focused strategy for management of our capital.

We recognize that a strong capital position is essential to achieving our long-term objective of building stockholder value, and we believe that our capital position will support our future growth and expansion, and will give us flexibility to pursue other capital management strategies to enhance stockholder value.

Critical Accounting Policies

In the preparation of our consolidated financial statements, we have adopted various accounting policies that govern the application of U.S. generally accepted accounting principles (“GAAP”) and to general practices within the banking industry. Our significant accounting policies are described in note one to the consolidated financial statements included in this report.

Certain accounting policies involve significant judgments and assumptions by us that have a material impact on the carrying value of certain assets and liabilities. We consider these accounting policies, which are discussed below, to be critical accounting policies. The judgments and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Actual results could differ from these judgments and estimates under different conditions, resulting in a change that could have a material impact on the carrying values of our assets and liabilities and our results of operations.

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

The allowance consists of general reserves. If an impairment is identified, we charge off the impaired portion immediately. A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.

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

The general component of the allowance calculation is also based on the loss factors that reflect our historical charge-off experience adjusted for current economic conditions applied to loan groups with similar characteristics or classifications in the current portfolio. To help ensure that risk ratings are accurate and reflect the present and future capacity of borrowers to repay a loan as agreed, we have a proprietary structured loan rating process which allows for a periodic review of our loan portfolio and the early identification of potential impaired loans. These proprietary systems, depending on the type of loan, take into consideration factors such as project location, loan duration, loan to value or loan to cost, property condition, borrower experience, guarantor strength, tenant concentration, projected debt-service coverage, absorption rate, sponsor’s experience, and as well as other factors.

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

Based on management’s comprehensive analysis of the loan portfolio, management believes the allowance for loan losses is appropriate as of December 31, 2021.

Balance Sheet Analysis

General

Total assets increased by $256.8 million, or 26.5%, to $1.2 billion at December 31, 2021, from $968.2 million at December 31, 2020. The increase in assets was primarily due to increases in net loans of $148.4 million, cash and cash equivalents of $83.1 million, investment securities held-to-maturity of $10.5 million, investment in equity securities of $9.6 million, and premises and equipment of $5.2 million.

Cash and cash equivalents increased by $83.1 million, or 120.1%, to $152.3 million at December 31, 2021 from $69.2 million at December 31, 2020. The increase in cash was primarily attributable to an increase in deposits of $155.5 million coupled with an increase in stockholders’ equity primarily due to the completion of the second-step conversion offering that increased stockholders’ equity by $88.4 million, net of conversion costs. These sources of funds were deployed via an increase in loans of $148.4 million, an increase in investment securities held-to-maturity of $10.5 million, an increase in equity securities of $9.6 million, an increase in property and equipment of $5.2 million due primarily to the purchase of property for a new branch office, and cash dividends of $2.3 million.

Equity securities increased by $9.6 million, or 93.0%, to $19.9 million at December 31, 2021 from $10.3 million at December 31, 2020. The increase in equity securities was primarily attributable to the purchase of equity securities totaling $10.0 million, partially offset by market depreciation of $389,000.

Securities held-to-maturity increased by $10.5 million, or 142.2%, to $17.9 million at December 31, 2021 from $7.4 million at December 31, 2020. The increase was primarily due to purchases of investment securities totaling $15.3 million, partially offset by maturities and pay-downs of $4.8 million.

Loans, net of the allowance for loan losses, increased by $148.4 million, or 18.1%, to $968.1 million at December 31, 2021 from $819.7 million at December 31, 2020. The increase in loans, net of the allowance for loan losses, was primarily due to loan originations of $727.3 million, consisting primarily of $603.4 million in construction loans with respect to which approximately 36.8% of the funds were disbursed at loan closings and the remaining funds to be disbursed over the terms of the construction loans.

Loan originations resulted in a net increase of $138.0 million in construction loans, $27.8 million in commercial and industrial loans, $1.3 million in mixed-use loans, and $1.0 million in one- to four-family loans. The increases in our loan portfolio were partially offset by decreases in non-residential loans of $13.7 million and multi-family loans of $6.1 million, coupled with normal pay-downs and principal reductions.

Premises and equipment increased by $5.2 million, or 28.0%, to $23.9 million at December 31, 2021 from $18.7 million at December 31, 2020 due to the acquisition of property for a new branch site located in Monsey, New York.

Foreclosed real estate was $2.0 million at both December 31, 2021 and December 31, 2020.

Right of use assets — operating decreased by $530,000, or 17.1%, to $2.6 million at December 31, 2021 from $3.1 million at December 31, 2020, primarily due to amortization.

Other assets decreased by $377,000, or 7.5%, to $4.7 million at December 31, 2021 from $5.1 million at December 31, 2020 due to a decrease in tax assets of $708,000 and a decrease in suspense accounts of $55,000, partially offset by an increase in prepaid expense of $365,000.

Total deposits increased by $155.5 million, or 20.1%, to $927.2 million at December 31, 2021 from $771.7 million at December 31, 2020. The increase was primarily due to an increase in non-interest bearing demand deposits of $109.5 million, or 49.5%, an increase in savings account balances of $83.2 million, or 81.8%, and an increase in NOW/money market accounts of $17.5 million, or 17.3%, from December 31, 2020 to December 31, 2021. These increases were partially offset by a decrease in certificates of deposit of $54.7 million, or 15.7%, from December 31, 2020 to December 31, 2021.

Federal Home Loan Bank advances were $28.0 million at both December 31, 2021 and December 31, 2020.

Advance payments by borrowers for taxes and insurance decreased by $374,000, or 16.6%, to $1.9 million at December 31, 2021 from $2.3 million at December 31, 2020 due primarily to the reduction in the commercial real estate loan portfolio.

Lease liability – operating decreased by $511,000, or 16.4%, to $2.6 million at December 31, 2021 from $3.1 million at December 31, 2020, primarily due to amortization.

Accounts payable and accrued expenses increased by $4.7 million, or 52.9%, to $13.5 million at December 31, 2021 from $8.8 million at December 31, 2020 due primarily to an increase in suspense accounts for loan closings of $2.7 million, an increase in deferred compensation of $496,000, an increase in dividend declared but not paid of $782,000, and an increase in accrued expenses of $692,000.

Stockholders’ equity increased by $97.6 million, or 63.4% to $251.4 million at December 31, 2021, from $153.8 million at December 31, 2020. The increase in stockholders’ equity was primarily a result of the completion of the second-step conversion offering which increased stockholders’ equity by $88.4 million, net of conversion costs, coupled with a $7.0 million from the retirement of treasury shares, offset by the $7.8 million cost related to the implementation of an employee stock ownership plan in connection with the second-step conversion.

The increase in stockholders’ equity was also due to net income of $11.9 million for the year ended December 31, 2021 and a reduction of $931,000 in unearned employee stock ownership plan shares, partially offset by dividends paid/declared of $2.9 million and $46,000 in other comprehensive income.

Loans

Our loan portfolio consists primarily of construction loans, commercial and industrial loans, multifamily and mixed-use residential real estate loans and non-residential real estate loans. We also have a limited amount of one- to four-family residential real estate loans, which we no longer originate, and consumer loans, which we originate on a very limited basis.

The following table shows the loan portfolio at the dates indicated:

	2021		2020
	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Residential real estate loans:
One- to four-family	$7,189	0.74	$6,170	0.75%
Multifamily	84,425	8.68	90,506	10.97
Mixed-use	28,744	2.95	30,508	3.70
Total residential real estate loans	120,358	12.37	127,184	15.42
Non-residential real estate loans	50,016	5.14	60,665	7.36
Construction loans	683,830	70.29	545,788	66.18
Commercial and industrial loans	118,378	12.17	90,577	10.98
Consumer loans	269	0.03	494	0.06
Total loans	972,851	100.00%	824,708	100.00%
Allowance for losses	(5,242)		(5,088)
Deferred loan costs, net	484		113
Loans, net	$968,093		$819,733

Loan Maturity.  The following table sets forth certain information at December 31, 2021 regarding the dollar amount of loan principal repayments becoming due during the periods indicated. The tables do not include any estimate of prepayments which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

				Non-
	One- to			Residential		Commercial
	Four-	Multi-	Mixed-	Real		and		Total
December 31, 2021	Family	Family	Use	Estate	Construction	Industrial	Consumer	Loans

	(Dollars in thousands)
Amounts due in:
One year or less	$—	$9,498	$1,030	$12,787	$406,854	$90,993	$258	$521,420
More than 1-5 years	2,304	27,642	10,867	21,238	266,456	24,717	11	353,235
More than 5-15 years	1,191	43,255	15,803	15,858	10,520	2,668	—	89,295
More than 15 years	3,694	4,030	1,044	133	—	—	—	8,901
Total	$7,189	$84,425	$28,744	$50,016	$683,830	$118,378	$269	$972,851

The following table sets forth all loans at December 31, 2021 that are due after December 31, 2022 and have either fixed interest rates or floating or adjustable interest rates:

		Floating or	Total at
	Fixed Rates	Adjustable Rates	December 31, 2021

	(Dollars in thousands)
Residential real estate loans:
One- to four-family	$3,628	$3,561	$7,189
Multifamily	22,810	52,117	74,927
Mixed-use	4,233	23,481	27,714
Non-residential real estate loans	12,426	24,803	37,229
Construction loans	2,663	274,313	276,976
Commercial and industrial loans	4,298	23,087	27,385
Consumer loans	11	—	11
Total	$50,069	$401,362	$451,431

Securities

Our investment portfolio consists primarily of mutual funds, residential mortgage-backed securities issued by Fannie Mae, Freddie Mac, and Ginnie Mae primarily with stated final maturities of 10 years or more, and municipal securities with maturities of one year or more.

The following table sets forth the stated maturities and weighted average yields of investment securities at December 31, 2021. Weighted average yields on tax-exempt securities are presented on a tax equivalent basis using a combined federal and state marginal rate of 23.6%. Certain securities have adjustable interest rates and will reprice monthly, quarterly, semi-annually or annually within the various maturity ranges. Equity securities are not included in the table based on lack of a maturity date. The table presents contractual maturities for mortgage-backed securities and does not reflect repricing or the effect of prepayments.

			Due after One but within		Due after Five but within
	Due within One Year		Five Years		Ten Years		Due after Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average
December 31, 2021	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield

	(Dollars in thousands)
Securities available-for-sale:
Mortgage-backed securities	$—	—%	$1	2.29%	$—	—%	$—	—%	$1	2.29%
Total available-for-sale	$—	—%	$1	2.29%	$—	—%	$—	—%	$1	2.29%
Securities held-to-maturity:
Mortgage-backed securities	$1	2.11%	$18	2.27%	$12	1.90%	$4,379	1.85%	$4,410	1.86%
U.S. agency collateralized mortgage obligations		—	—	—	—	—	3,453	1.60	3,453	1.60
Municipal bonds	537	1.33	1,761	1.36	1,640	1.45	6,079	1.45	10,017	1.43
Total held-to-maturity	$538	1.33%	$1,779	1.37%	$1,652	1.45%	$13,911	1.61%	$17,880	1.57%
Total investment securities	$538	1.33%	$1,780	1.37%	$1,652	1.45%	$13,911	1.61%	$17,881	1.57%

Deposits

Deposits are a major source of our funds for lending and other investment purposes, and our deposits are provided primarily by individuals within our market area. In addition, we rely on brokered, listing and military deposits, which represent a viable and cost effective addition to our deposit gathering and maintenance strategy, often at a lower “all-in” cost when compared to our retail branch network. Use of these types of deposits allows us to match the maturity of these deposits to the term of our construction loans. The following table sets forth the deposits as a percentage of total deposits for the dates indicated:

	At December 31,
	2021			2020
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Percent	Rate	Balance	Percent	Rate

	(Dollars in thousands)
Demand deposits:
Non-interest bearing	$260,529	32.52%	—	$172,508	22.97%	—
NOW and money market	114,940	14.35%	0.53%	104,390	13.90%	0.50%
Total	375,469	46.87%	0.14%	276,898	36.86%	0.16%
Savings accounts	108,877	13.59%	0.63%	101,738	13.54%	0.33%
Certificates of deposit	316,690	39.54%	0.97%	372,535	49.59%	1.35%
Total	$801,036	100.00%	0.50%	$751,171	100.00%	0.72%

As of December 31, 2021 and 2020, the aggregate amount of uninsured deposits (deposits in amounts greater than or equal to $250,000, which is the maximum amount for federal deposit insurance) was $548.2 million and $381.9 million, respectively. In addition, as of December 31, 2021, the aggregate amount of all our uninsured certificates of deposit was $134.7 million. We have no deposits that are uninsured for any reason other than being in excess of the maximum amount for federal deposit insurance. The following table sets forth the portion of the Bank’s certificates of deposit, by account, that are in excess of the FDIC insurance limit, by remaining time until maturity, as of December 31, 2021:

At
December 31, 2021
(In thousands)
Maturity Period:
Three months or less	$7,830
Over three through six months	31,309
Over six through twelve months	33,020
Over twelve months	62,574
Total	$134,733

Average Balance Sheets

The following tables set forth average balance sheets, average yields and costs, and certain other information for the years indicated. No tax-equivalent yield adjustments have been made, as the effects would be immaterial. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances. The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense. Deferred loan fees totaled $484,000 and $113,000 for the years ended December 31, 2021 and 2020, respectively. Loan balances exclude loans held for sale.

	Year Ended December 31,
	2021			2020
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$866,518	$47,898	5.53%	$797,735	$48,202	6.04%
Securities	23,026	320	1.39	18,705	333	1.78
Federal Home Loan Bank stock	1,576	71	4.51	1,559	82	5.26
Other interest-earning assets	91,999	115	0.13	58,438	360	0.62
Total interest-earning assets	983,119	48,404	4.92	876,437	48,977	5.59
Allowance for Loan Losses	(5,154)			(4,965)
Noninterest-earning assets	72,855			67,494
Total assets	$1,050,820			$938,966

Interest-bearing liabilities:
Interest-bearing demand deposits	$114,940	$696	0.61%	$104,390	$768	0.74%
Savings and club accounts	108,877	328	0.30	101,738	626	0.62
Certificates of deposit	316,690	3,335	1.05	372,535	7,860	2.11
Interest-bearing deposits	540,507	4,359	0.81	578,663	9,254	1.60
Federal Home Loan Bank advances and other	28,000	742	2.65	26,811	723	2.70
Total interest-bearing liabilities	568,507	$5,101	0.90	605,474	$9,977	1.65
Noninterest-bearing demand deposits	260,529			172,508
Other noninterest-bearing liabilities	24,310			12,595
Total liabilities	853,346			790,577
Total shareholders’ equity	197,474			148,389
Total liabilities and shareholders’ equity	$1,050,820			$938,966
Net interest income		$43,303			$39,000
Net interest rate spread (1)			4.02%			3.94%
Net interest margin (3)			4.40%			4.45%
Net interest-earning assets (2)	$414,612			$270,963
Average interest-earning assets to interest-bearing liabilities	172.93%			144.75%
(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.

(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

Rate/Volume Analysis

The following table sets forth the effects of changing rates and volumes on our net interest income. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The total column represents the sum of the prior columns. or purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately based on the changes due to rate and the changes due to volume.

	Year Ended 12/31/2021
	Compared to
	Year Ended 12/31/2020
	Increase (Decrease)
	Due to
	Volume	Rate	Total

	(Dollars in thousands)
Interest income:
Loans receivable	$3,978	$(4,282)	$(304)
Securities	79	(103)	(24)
Other interest-earning assets	138	(383)	(245)
Total	$4,195	$(4,768)	$(573)
Interest expense:
Interest bearing demand deposit	$73	$(145)	$(72)
Savings accounts	41	(339)	(298)
Certificates of deposits	(1,042)	(3,483)	(4,525)
Borrowed money	32	(13)	19
Total	(896)	(3,980)	(4,876)
Net change in net interest income	$5,091	$(788)	$4,303

Results of Operations for the Years Ended December 31, 2021 and 2020

Financial Highlights

Net income for the year ended December 31, 2021 was $11.9 million compared to net income of $12.3 million for the year ended December 31, 2020. Net income for the year ended December 31, 2021 was lower than the year ended December 31, 2020 primarily due to an increase in provision for loan losses expense, an increase in non-interest expenses, a decrease in other income, and an increase in income tax expense. These were partially offset by an increase in net interest income.

Summary Income Statements

The following table sets forth the income summary for the periods indicated:

	Year Ended December 31,
			Change Fiscal 2021/2020
	2021	2020	$	%

	(Dollars in thousands)
Net interest income	$43,303	$39,000	$4,303	11.03%
Provision for loan losses	3,610	814	2,796	343.49%
Non-interest income	2,354	2,513	(159)	(6.33)%
Non-interest expenses	26,473	25,088	1,385	5.52%
Income tax expense	3,669	3,282	387	11.79%
Net income	$11,905	$12,329	$(424)	(3.44)%
Return on average assets	1.13%	1.31%
Return on average equity	6.03%	8.31%

Net Interest Income

Net interest income totaled $43.3 million for the year ended December 31, 2021, as compared to $39.0 million for the year ended December 31, 2020. The increase in net interest income of $4.3 million, or 11.0%, was primarily due to a decrease in interest expense that exceeded a decrease in interest income in a manner consistent with the decrease in interest rates during the third and fourth quarters of 2019 coupled with an additional 150 basis point cut in interest rates in March 2020 in response to the COVID-19 pandemic. In this regard, our cost of interest bearing liabilities decreased much greater than our yield on interest earning assets as our interest bearing liabilities repriced much faster to lower rates than our yield on interest earning assets.

Interest and dividend income decreased by $573,000, or 1.2%, due to a decrease in the yield on interest earning assets by 67 basis points from 5.59% for the year ended December 31, 2020 to 4.92% for the year ended December 31, 2021, partially offset by an increase in the average interest earning assets of $106.7 million, or 12.2%, from $876.4 million for the year ended December 31, 2020 to $983.1 million for the year ended December 31, 2021.

Interest expense decreased by $4.9 million, or 48.9%, due to a decrease in average interest bearing liabilities of $37.0 million, or 6.1%, from $605.5 million for the year ended December 31, 2020 to $568.5 million for the year ended December 31, 2021 and a decrease in the cost of interest bearing liabilities by 75 basis points from 1.65% to 0.90%. The decrease in the cost of interest bearing liabilities was also partially due to a shift to non-interest bearing demand deposits from interest bearing certificates of deposits as the average balances of non-interest bearing demand deposits increased by $88.0 million, or 51.0%, from $172.5 million for the year ended December 31, 2020 to $260.5 million for the year ended December 31, 2021 and the average balances of certificates of deposits decreased by $55.8 million, or 15.0% from $372.5 million for the year ended December 31, 2020 to $316.7 million for the year ended December 31, 2021. Net interest margin decreased by 5 basis points, or 1.0%, during the year ended December 31, 2021 to 4.40% compared to 4.45% at December 31, 2020.

Provision for Loan Losses.  A provision for loan losses of $3.6 million was recorded for the year ended December 31, 2021 as compared to $814,000 for the year ended December 31, 2020. During 2021, we charged-off a total of $3.6 million against one non-performing non-residential mortgage loan and various unpaid overdrafts in our demand deposit accounts. During 2020, we charged-off a total of $364,000 against one non-performing non-residential mortgage loan, one non-performing commercial and industrial loan, and various unpaid overdrafts in our demand deposit accounts. We recorded recoveries of $160,000 and $27,000 during the years ended December 31, 2021 and December 31, 2020, respectively.

The increase in provision level was primarily attributed to the charge-off of $3.6 million during the quarter ended September 30, 2021 relating to a non-residential bridge loan secured by real estate with a balance of $3.6 million. The loan is secured by commercial real estate located in Greenwich, Connecticut and guaranteed by the two borrowers. The loan was originated in 2016 as a two-year bridge loan and, upon the borrower’s failure to satisfy the loan at the maturity date, the loan was accelerated and a foreclosure action was instituted. The loan remains in foreclosure but is subject to Connecticut’s continuing foreclosure backlog. The property securing the loan is subject to a parking easement and based on a recently updated appraisal showing the property’s value with the parking easement to be zero, the Company determined to write off the $3.6 million loan as a non-cash charge against the allowance for loan losses.

The Company is aggressively seeking recovery of all amounts due from the personal guarantors of the loan. However, the recovery process is uncertain and may take an extended period of time to resolve this matter. In the event the Company is successful against the guarantors, any recovery received would be added back to the allowance for loan losses and an analysis would be performed at that time to determine the appropriateness of the recovery into income.

The provision recorded for the year ended December 31, 2020 was primarily attributable to the perceived potential credit risk associated with the COVID-19 pandemic, although no specific or probable losses were identified at that time. Although the COVID-19 pandemic and the resulting recession has impacted the local economy, we have not experienced any significant deterioration of our borrowers’ ability to keep current in accordance with the terms of their obligations. Based on a review of the loans that were in the loan portfolio at December 31, 2021, management believes that the allowance is maintained at a level that represents its best estimate of inherent losses in the loan portfolio that were both probable and reasonably estimable.

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

Non-Interest Income

The following table sets forth a summary of non-interest income for the periods indicated:

	Year Ended December 31,
	2021	2020

	(Dollars in thousands)
Other loan fees and service charges	$1,568	$1,045
Gain (loss) on disposition of equipment	7	(61)
Earnings on bank-owned life insurance	600	609
Investment advisory fees	514	425
Unrealized (loss) gain on equity securities	(389)	288
Other	54	207
Total	$2,354	$2,513

The decrease in total other income was primarily due to an unrealized loss of $389,000 in our equity securities in 2021 compared to an unrealized gain of $288,000 in 2020, a decrease of $153,000 in other non-interest income, and a decrease of $9,000 in bank owned life insurance income. These were partially offset by an increase of $523,000 in other loan fees and service charges, an increase of $89,000 in investment advisory fees, and a net gain of $7,000 on the sale of fixed assets in 2021 compared to a net loss of $61,000 on the sale of fixed assets in 2020.

The unrealized loss of $389,000 in our equity securities was primarily due to an increase in the medium to long-term interest rates. The decrease in other non-interest income was primarily due to a gain of $125,000 in the quarter ended March 31, 2020 on a foreclosure sale of a delinquent mortgage loan and a decrease in miscellaneous income from our branch operations.

The increase in other loan fees and service charges was due to increases of $240,000 in ATM and debit card usage fees, $167,000 in loan servicing fees, and $137,000 in loan fees, partially offset by decreases of $15,000 in safe deposit fees and $6,000 in deposit accounts fees.

The increase in investment advisory fees was due to an increase in fees generated by an increase in assets under management of Harbor West and an increase in commission income from Harbor West.

Non-Interest Expense

The following table sets forth an analysis of non-interest expense for the periods indicated:

	Year Ended December 31,
	2021	2020

	(Dollars in thousands)
Salaries and employee benefits	$14,996	$13,809
Occupancy expense	2,115	1,932
Equipment	993	917
Outside data processing	1,652	1,771
Advertising	139	168
Impairment loss on goodwill	—	98
Real estate owned expense	93	313
Other	6,485	6,080
Total	$26,473	$25,088

Non-interest expense increased by $1.4 million, or 5.5%, to $26.5 million for the year ended December 31, 2021 from $25.1 million for the year ended December 31, 2020. The increase resulted primarily from increases of $1.2 million in salaries and employee benefits, $405,000 in other operating expense, $183,000 in occupancy expense, and $76,000 in equipment expense, partially offset by decreases of $220,000 in real estate owned expense, $119,000 in outside data processing expense, $98,000 in impairment loss on goodwill, and $29,000 in advertising expense.

Salaries and employee benefits increased by $1.2 million, or 8.6%, to $15.0 million in 2021 from $13.8 million in 2020. The was due to the payment of bonuses to branch personnel in connection with the COVID-19 pandemic, an increase in bonuses paid to loan production personnel, and an increase in the number of full-time equivalent employees to 131 as of December 31, 2021 from 123 as of December 31, 2020. The increase in bonuses paid to loan production personnel was due to an increase in the construction loan portfolio. The increase in full-time equivalent employees was due to our efforts to expand our operations.

Other non-interest expense increased by $405,000, or 6.7%, to $6.5 million in 2021 from $6.1 million in 2020 due mainly to increases of $280,000 in consulting services, $137,000 in audit and accounting fees, $108,000 in service contracts expense, $27,000 in telephone expense, $24,000 in recruitment expenses related to the hiring of additional personnel, $20,000 in directors compensation, and $1,000 in office supplies, partially offset by decreases of $100,000 in miscellaneous other non-interest expense, $52,000 in legal fees, $26,000 in insurance expense, and $14,000 in directors, officers and employee expense. The decrease of $100,000 in miscellaneous other non-interest expense was due to a decrease of $218,000 in FDIC insurance premiums, partially offset by increases of $64,000 in dues and subscriptions expenses and $57,000 in various service charges.

Occupancy expense increased by $183,000, or 9.5%, to $2.1 million in 2021 from $1.9 million in 2020 primarily as a result of the cost of operating additional office space to accommodate our expansion. Equipment expense increased by $76,000, or 8.3%, to $993,000 in 2021 from $917,000 in 2020 due to an increase in the purchases of additional equipment.

Real estate owned expense decreased by $220,000, or 70.3%, to $93,000 in 2021 from $313,000 in 2020 due to the write down of $169,000 in the value of the one foreclosed property in 2020 and a reduction in operating expenses to maintain the one real estate owned property in 2021.

Outside data processing expense decreased by $119,000, or 6.7%, to $1.7 million in 2021 from $1.8 million in 2020 due to additional services required in 2020 to enable the company to expand and additional expense incurred to allow employees to work remotely.

There was no goodwill impairment expense of in 2021 compared to a goodwill impairment expense of $98,000 in 2020. The goodwill was recorded in connection with the acquisition of Harbor West Financial Planning Wealth Management Group in 2007, which is operated as a division of the Bank. The goodwill impairment in 2020 was caused primarily by the expected decrease in revenue from this division due to a decrease in clients and the resulting decrease in assets under management.

Advertising expense decreased by $29,000, or 17.3%, to $139,000 in 2021 from $168,000 in 2020 as we reduced advertising and promotional products in light of the COVID-19 pandemic.

Income Taxes.  The Company recorded income tax expense of $3.7 million and $3.3 million for the years ended December 31, 2021 and 2020, respectively. For the year ended December 31, 2021, the Company had approximately $711,000 in tax exempt income, compared to approximately $671,000 in tax exempt income for the year ended December 31, 2020. The Company’s effective income tax rates were 23.6% and 21.0% for the years ended December 31, 2021 and 2020, respectively.

Risk Management

Overview

Managing risk is an essential part of successfully managing a financial institution. Our most prominent risk exposures are credit risk, interest rate risk and market risk. Credit risk is the risk of not collecting the interest and/or the principal balance of a loan or investment when it is due. Interest rate risk is the potential reduction of interest income as a result of changes in interest rates. Market risk arises from fluctuations in interest rates that may result in changes in the values of financial instruments, such as available-for-sale securities that are accounted for at fair value. Other risks that we face are operational risk, liquidity risk and reputation risk. Operational risk includes risks related to fraud, regulatory compliance, processing errors, technology, and disaster recovery. Liquidity risk is the possible inability to fund obligations to depositors, lenders or borrowers. Reputation risk is the risk that negative publicity or press, whether true or not, could cause a decline in our customer base or revenue.

Management of Credit Risk

The objective of our credit risk management strategy is to quantify and manage credit risk and to limit the risk of loss resulting from an individual customer default. Our credit risk management strategy focuses on conservatism, an excellent knowledge of the communities we lend in, and significant levels of monitoring. Our lending practices include conservative exposure limits and underwriting, extensive documentation and collection standards. Our credit risk management strategy also emphasizes diversification at the borrower level as well as regular credit examinations, continuous site visits by executive management and management reviews of large credit exposures and credits that might experience deterioration of credit quality.

As part of its risk management process, the Bank conducts stress testing on its commercial real estate portfolio, performs a global cash flow analysis for loans associated with multiple properties and/or guarantors and also operates a loan review program for all real estate loans (including construction loans) with terms more than 12 months. In addition, we track our board approved limits for each commercial real estate category on a monthly basis.

Analysis of Non-Performing, Troubled Debt Restructurings and Classified Assets.

Classified Assets.  FDIC regulations and our Asset Classification Policy provide that loans and other assets considered to be of lesser quality be classified as “substandard,” “doubtful” or “loss” assets. An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified as “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. We classify an asset as “special mention” if the asset has a potential weakness that warrants management’s escalated level of attention. While such assets are not impaired, management has concluded that if the potential weakness in the asset is not addressed, the value of the asset may deteriorate, adversely affecting the repayment of the asset. Loans classified as impaired for financial reporting purposes are generally those loans classified as substandard or doubtful for regulatory reporting purposes.

An insured institution is required to establish allowances for loan losses in an amount deemed prudent by management for loans classified as substandard or doubtful, as well as for other problem loans. General allowances represent loss allowances which have been established to recognize the inherent losses associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as “loss,” it is required to charge off such amounts. An institution’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the FDIC.

The following table sets forth information with respect to our non-performing assets at the dates indicated.

	At December 31,
	2021	2020

	(Dollars in thousands)
Total non-accrual loans	—	3,572
Total accruing loans past due 90 days or more	—	—
Total non-performing loans	—	3,572
Real estate owned	1,996	1,996
Total non-performing assets	$1,996	$5,568
Total non-performing loans to total loans	—%	0.43%
Total non-performing assets to total assets	0.16%	0.58%

During the year ended December 31, 2021, non-performing assets decreased by $3.6 million, or 64.2%, to $2.0 million from $5.6 million as of December 31, 2020. The decrease in non-performing assets was primarily due to the previously disclosed charge-off of $3.6 million on a non-accrual, non-residential bridge loan during 2021.

We had no non-performing loans at December 31, 2021, as compared to one loan at December 31, 2020. For the years ended December 31, 2021 and 2020, gross interest income of $173,000 and $236,000, respectively, would have been recorded had the non-accrual loans at the end of the period been on accrual status throughout the period. In 2021, we collected no interest income from a loan that was in non-accrual status in 2021 and was charge-off in 2021. In 2020, we collected $85,000 in interest income from a loan that was in non-accrual status in 2019 and was satisfied in 2020.

From time to time, as part of our loss mitigation strategy, we may renegotiate the loan terms based on the economic or legal reasons related to the borrower’s financial difficulties. There were no new troubled debt restructurings (“TDRs”) during the years ended December 31, 2021 and December 31, 2020. TDRs may be considered to be non-performing and if so are placed on non-accrual, except for those that have established a sufficient performance history (generally a minimum of six consecutive months of performance) under the terms of the restructured loan.

At December 31, 2021, four loans with aggregate balances of $1.6 million were considered TDRs but were performing in accordance with their restructured terms for the requisite period of time (generally at least six consecutive months) to be returned to accrual status. At December 31, 2020, five loans with aggregate balances of $2.8 million were considered TDRs but were performing in accordance with their restructured terms for the requisite period of time to be returned to accrual status.

Impaired loans at December 31, 2021 totaled $746,000 and consisted of two non-residential mortgage loans. These two loans are performing according to their loan terms but we had charged-off $67,000 on one of the loans.

The following table summarizes classified and criticized assets of all portfolio types at the dates indicated:

	At December 31,
	2021	2020

	(In thousands)
Classified loans:
Substandard	$746	$3,722
Doubtful	—	—
Loss	—	—
Total classified loans	746	3,722
Special mention	—	301
Total criticized loans	$746	$4,023

On the basis of management’s review of our assets, we had no assets classified as special mention at December 31, 2021 compared to $301,000 classified as special mention at December 31, 2020. In addition, we classified $746,000 as classified as substandard at December 31, 2021 compared to $3.7 million at December 31, 2020. There were no assets classified as doubtful or loss at December 31, 2021 or 2020. The loan portfolio is reviewed on a regular basis to determine whether any loans require classification in accordance with applicable regulations. Not all classified assets constitute non-performing assets.

The decrease in special mention assets was due to the improvement of the borrower’s financial condition and substantial pay down of principal balance for one loan and the satisfaction of the other loan. The decrease in substandard assets was primarily due to the previously disclosed charge-off of $3.6 million on a non-accrual, non-residential bridge loan during 2021 and the satisfaction of a performing, non-residential loan with a balance of $150,000 during 2021, partially offset by the addition of two non-residential mortgage loans totaling $746,000 that were classified as impaired loans but has been performing and management decided to classified as substandard.

Delinquent Loans

The following table provides information about delinquencies in our loan portfolio at the dates indicated:

	At December 31,
	2021			2020
	Days Past Due			Days Past Due
	30 – 59	60 – 89	90 or more	30 – 59	60 – 89	90 or more

	(In thousands)
Residential real estate loans:
Mixed-use	$—	$—	$—	$—	$—	$—
Non-residential real estate loans	—	—	—	—	—	3,572
Total	$—	$—	$—	$—	$—	$3,572

Analysis and Determination of the Allowance for Loan Losses

Our allowance for loan losses is maintained at a level necessary to absorb loan losses which are both probable and reasonably estimable. Management, in determining the allowance for loan losses, considers the losses inherent in its loan portfolio and changes in the nature and volume of loan activities, along with the general economic and real estate market conditions. We utilize a two-tier approach: (1) identification of impaired loans; and (2) establishment of general valuation allowances on the remainder of our loan portfolio. We maintain a loan review system, which allows for a periodic review of our loan portfolio and the early identification of potential impaired loans. Such system takes into consideration, among other things, delinquency status, size of loans, type and market value of collateral and financial condition of the borrowers. Beginning in the fourth quarter of 2012, we discontinued the use of specific allowances. If an impairment is identified, we now charge off the impaired portion immediately. A loan evaluated for impairment is considered to be impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. All loans identified as impaired are evaluated independently. We do not aggregate such loans for evaluation purposes. Loan impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual status. Should full collection of principal be expected, cash collected on non-accrual loans can be recognized as interest income.

The general component consists of quantitative and qualitative factors and covers non-impaired loans. The quantitative factors are based on historical loss experience adjusted for qualitative factors. This actual loss experience is supplemented with other qualitative factors based on the risks present for each portfolio segment. These qualitative factors include consideration of the following:

●	Levels and trends in delinquencies and impaired loans;
●	Levels and trends in charge-offs and recoveries;
●	Trends in volume and terms of loans;
●	Effects of any changes in risk selection and underwriting standards;
●	Changes in the value of underlying collateral for collateral-dependent loans
●	Other changes in lending policies, procedures and practices;
●	Experience, ability and depth of lending management and other relevant staff;
●	National and local economic trends and conditions;
●	Industry conditions; and
●	Effects of changes in credit concentrations.

The allowance is increased through provisions charged against current earnings, and offset by recoveries of previously charged-off loans. Loans which are determined to be uncollectible are charged against the allowance. Management uses available information to recognize probable and reasonably estimable loan losses, but future loss provisions may be necessary based on changing economic conditions. The allowance for loan losses as of December 31, 2021 and 2020 was maintained at a level that represents management’s best estimate of losses inherent in the loan portfolio. In addition, the FDIC and the New York State Department of Financial Services, as an integral part of their examination process, periodically review our allowance for loan losses and could require us to increase our allowance for loan losses.

Each quarter, management evaluates the total balance of the allowance for loan losses based on several factors that are not loan specific, but are reflective of the inherent losses in the loan portfolio. This process includes, but is not limited to, a periodic review of loan collectability in light of historical experience, the nature and volume of loan activity, conditions that may affect the ability of the borrower to repay, underlying value of collateral, if applicable, and economic conditions in our market areas. First, we group loans by delinquency status. All loans 90 days or more delinquent and all loans classified as substandard or doubtful are evaluated individually, based primarily on the value of the collateral securing the loan. Loans are segregated by type and delinquency status and a loss allowance is established by using loss experience data and management’s judgment concerning other matters it considers significant. The allowance is allocated to each category of loan based on the results of the above analysis.

This analysis process is inherently subjective, as it requires us to make estimates that are susceptible to revisions as more information becomes available. Although we believe that we have established the allowance at a level to absorb probable and estimable losses, additions may be necessary if economic or other conditions in the future differ from the current environment.

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated:

	At December 31,
	2021			2020
		% of Allowance	% of Loans in		% of Allowance	% of Loans in
		Amount to Total	Category to Total		Amount to Total	Category to Total
	Amount	Allowance	Loans	Amount	Allowance	Loans

	(Dollars in thousands)
Residential real estate loans:
One- to four-family	$17	0.32%	0.74%	$16	0.32%	0.75%
Multifamily	481	9.18	8.68	602	11.83	10.93
Mixed-use	73	1.39	2.95	89	1.75	3.62
Non-residential real estate loans	381	7.27	5.14	519	10.20	6.87
Construction loans	3,143	59.96	70.29	3,068	60.30	66.70
Commercial and industrial	973	18.56	12.17	774	15.21	11.07
Consumer loans	10	0.19	0.03	20	0.39	0.06
Total general allowance	$5,078	96.87%	100.00%	$5,088	100.00%	100.00%
Unallocated	164	3.13	—	—	—	—
Total allowance for loan losses	$5,242	100.00%	100.00%	$5,088	100.00%	100.00%

The following table sets forth an analysis of the activity in the allowance for loan losses for the periods indicated:

	At or For the Year Ended December 31,
	2021	2020

	(Dollars in thousands)
Total loans net of deferred fees	$972,851	$824,708
Average loans outstanding	866,518	797,735

Allowance at beginning of period	$5,088	$4,611

Net charge-offs:
Residential real estate loans:
One- to four-family	—	—
Multifamily	(150)	(3)
Mixed-use	—	—
Total residential real estate loans	(150)	(3)
Non-residential real estate loans	3,591	56
Construction loans	—	—
Commercial and industrial loans	—	256
Consumer loans	15	28
Total net charge-offs	3,456	337

Provision for loan losses	3,610	814
Allowance at end of period	$5,242	$5,088

Average loan outstanding:
Residential real estate loans:
One- to four-family	5,490	7,478
Multifamily	84,748	90,720
Mixed-use	28,263	29,438
Total residential real estate loans	118,501	127,636
Non-residential real estate loans	52,094	60,152
Construction loans	602,585	523,112
Commercial and industrial loans	93,101	86,405
Consumer loans	237	430
Total	866,518	797,735

Net charge-offs as a percentage of average loans outstanding
Residential real estate loans:
One- to four-family	—%	—%
Multifamily	(0.18)	—
Mixed-use	—	—
Total residential real estate loans	(0.13)	(0.00)
Non-residential real estate loans	6.89	0.09
Construction loans	—	—
Commercial and industrial loans	—	0.30
Consumer loans	6.33	6.51
Total net charge-offs	0.40%	0.04%

Credit Quality Ratios:
As a percentage of year-end loans, net of unearned income:
Allowance for loan loss	0.54%	0.62%
Nonaccrual loans	—%	0.43%
Nonperforming loans	—%	0.43%
Allowance for loan losses to nonaccrual loans	—%	142.44%
Allowance for loan losses to nonperforming loans	—%	142.44%

The allowance for loan losses increased by $154,000 to $5.2 million at December 31, 2021 from $5.1 million at December 31, 2020. The increase in the allowances for loan losses was due primarily to the increase in the provision for loan losses, which reflected the increase in the charge-off levels which had an unfavorable impact on the historical loss factors and an increase in the construction loan, commercial and industrial loan, and residential loan portfolio, partially offset by the reduction of the non-performing asset levels and a decrease in the multifamily, mixed-use, and non-residential mortgage loan portfolio. We had recoveries totaling $160,000 in 2021.

The increase on provision for loan loss recorded were primarily attributed to the previously disclosed charge-off of $3.6 million in 2021 of a non-residential bridge loan secured by real estate with a balance of $3.6 million. The loan is secured by commercial real estate located in Greenwich, Connecticut and guaranteed by the two borrowers. The loan was originated in 2016 as a two-year bridge loan and, upon the borrower’s failure to satisfy the loan at the maturity date, the loan was accelerated and a foreclosure action was instituted. The loan remains in foreclosure but is subject to Connecticut’s continuing foreclosure backlog. The property securing the loan is subject to a parking easement and based on a recently updated appraisal showing the property’s value with the parking easement to be zero, the Company has determined to write off the $3.6 million loan as a non-cash charge against the allowance for loan losses. The Company intends to aggressively seek recovery of all amounts due from the personal guarantors of the loan. However, the recovery process is uncertain and might take an extended period of time to resolve this matter. In the event the Company is successful against the guarantors, any recovery received would be added back to the allowance for loan losses and an analysis will be performed at that time to determine the appropriateness of recognizing the recovery into income.

Additionally the provision expenses recorded for commercial and industrial loan and construction loan segments were primarily due to increased loan balances, and the credit provision recorded for residential real estate loan segment was due to decreased loan balance.

The historical loss percentage factor for multifamily and mixed-use loans declined while the historical loss percentage factor for non-residential, commercial and industrial, and consumer loans increased. The historical loss percentage factor declined because one single loan charge off of $246,000 in 2016 for multifamily loans and one single loan charge off of $103,000 in 2016 for mixed-use loans were out the historical loss look back period, and therefore were not included in the historical loss rate calculation at December 31, 2021. The historical loss percentage factor for non-residential loans increased due to decreased average loan balances over the years. The historical loss percentage factor for commercial and industrial and consumer loans increased due to the average loan charge offs increased slightly in recent years. Other adjustments in provision for loan loss include movements in the qualitative factors as risks in each respective segment change.

Loans evaluated collectively totaled $971.2 million at December 31, 2021 compared to $818.2 million at December 31, 2020. Loans evaluated individually totaled $1.6 million at December 31, 2021 compared to $6.5 million at December 31, 2020.

Interest Rate Risk Management

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

Our objective is to manage our interest rate risk by determining whether a given movement in interest rates affects our net interest income and the market value of our portfolio equity in a positive or negative way and to execute strategies to maintain interest rate risk within established limits. The results at December 31, 2021 indicate the level of risk within the parameters of our model. Our management believes that the December 31, 2021 results indicate a profile that reflects interest rate risk exposures in both rising and declining rate environments for both net interest income and economic value.

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

These two perspectives give rise to income simulation and economic value simulation, each of which presents a unique picture of our risk of any movement in interest rates. Income simulation identifies the timing and magnitude of changes in income resulting from changes in prevailing interest rates over a short-term time horizon (usually one or two years). Economic value simulation reflects the interest rate sensitivity of assets and liabilities in a more comprehensive fashion, reflecting all future time periods. It can identify the quantity of interest rate risk as a function of the changes in the economic values of assets and liabilities, and the corresponding change in the economic value of equity of the Bank. Both types of simulation assist in identifying, measuring, monitoring and controlling interest rate risk and are employed by management to ensure that variations in interest rate risk exposure will be maintained within policy guidelines.

We produce these simulation reports and discuss them with our management Asset and Liability Committee on a quarterly basis. The simulation reports compare baseline (no interest rate change) to the results of an interest rate shock, to illustrate the specific impact of the interest rate scenario tested on income and equity. The model, which incorporates asset and liability rate information, simulates the effect of various interest rate movements on income and equity value. The reports identify and measure our interest rate risk exposure present in our current asset/liability structure. Management considers both a static (current position) and dynamic (forecast changes in volume) analysis as well as non-parallel and gradual changes in interest rates and the yield curve in assessing interest rate exposures.

If the results produce quantifiable interest rate risk exposure beyond our limits, then the testing will have served as a monitoring mechanism to allow us to initiate asset/liability strategies designed to reduce and therefore mitigate interest rate risk. The table below sets forth an approximation of our interest rate risk exposure. The simulation uses projected repricing of assets and liabilities at December 31, 2021. The income simulation analysis presented represents a one-year impact of the interest scenario assuming a static balance sheet. Various assumptions are made regarding the prepayment speed and optionality of loans, investment securities and deposits, which are based on analysis and market information. The assumptions regarding optionality, such as prepayments of loans and the effective lives and repricing of non-maturity deposit products, are documented periodically through evaluation of current market conditions and historical correlations to our specific asset and liability products under varying interest rate scenarios.

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

The table below sets forth, as of December 31, 2021, the Bank’s net portfolio value, the estimated changes in our net portfolio value and net interest income that would result from the designated instantaneous parallel changes in market interest rates.

	Twelve Month
	Net Interest Income	Net Portfolio Value
	Percent		Percent
Change in Interest Rates (Basis Points)	of Change	Estimated NPV	of Change
+200	33.02%	$292,809	7.89%
+100	16.49	282,924	4.25
0	—	271,387	—
-100	(4.55)%	$269,489	(0.70)%

As of December 31, 2021, based on the scenarios above, net interest income would increase by approximately 16.49% to 33.02%, over a one-year time horizon in a rising interest rate environment. One-year net interest income would decrease by approximately 4.55% in a declining interest rate environment over the same period.

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

Overall, our December 31, 2021 results indicate that we are adequately positioned with an acceptable net interest income and economic value at risk and that all interest rate risk results continue to be within our policy guidelines.

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

Our Cash Liquidity ratio, On Balance Sheet Liquidity ratio, and On Balance Sheet Liquidity & Borrowing Capacity ratio averaged 12.7%, 15.7%, and 21.7%, respectively, for the year ended December 31, 2021 compared to 8.9%, 11.3%, and 19.9%, respectively, for the year ended December 31, 2020. We adjust our liquidity levels to fund deposit outflows, pay real estate taxes on real estate loans, repay our borrowings, and to fund loan commitments. We also adjust liquidity as appropriate to meet asset and liability management objectives. However, during the existing low interest rate environment, we have strategically allowed these metrics to fall below the minimum thresholds at times to provide for the effective management of extension risk and other interest rate risks.

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

Our primary sources of liquidity are deposits, amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities, other short-term investments, earnings, and funds provided from operations. While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by market interest rates, economic conditions, and rates offered by our competition. We set the interest rates on our deposits to maintain a desired level of total deposits. In addition, we invest excess funds in short-term interest-earning assets, which provide liquidity to meet lending requirements.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included with the Consolidated Financial Statements which begin on page F-1 of the Consolidated Financial Statements in this report.

Our primary investing activities are the origination of construction loans, commercial and industrial loans, multifamily loans, and to a lesser extent, mixed-use real estate loans and other loans. For the years ended December 31, 2021 and 2020, our loan originations totaled $727.3 million and $389.7 million, respectively. Cash received from the sales, calls, maturities and pay-downs on securities totaled $4.8 million and $2.0 million for the years ended December 31, 2021 and 2020, respectively. We purchased $25.3 million and $189,000 in securities for the years ended December 31, 2021 and 2020, respectively.

Deposit flows are generally affected by the level of interest rates we offer, the interest rates and products offered by local competitors, and other factors. Total deposits increased by $155.5 million at December 31, 2021 due to increases in non-interest bearing demand deposits, savings account deposits, and NOW/money market deposits, offset by a decrease in certificates of deposits balances.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of New York to provide advances. As a member of the Federal Home Loan Bank of New York, we are required to own capital stock in the Federal Home Loan Bank of New York and are authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to credit-worthiness have been met. We had an available borrowing limit of $29.4 million and $49.4 million from the Federal Home Loan Bank of New York as of December 31, 2021 and 2020, respectively. Federal Home Loan Bank advances were $28.0 million at both December 31, 2021 and 2020.

In addition, we have a borrowing agreement with Atlantic Community Bankers Bank (“ACBB”) to provide short-term borrowings of  $8.0 million at December 31, 2021 and 2020. There were no outstanding borrowings with ACBB at December 31, 2021 and 2020.

At December 31, 2021, we had unfunded commitments on construction loans of $436.9 million, outstanding commitments to originate loans of $174.4 million, unfunded commitments under lines of credit of $130.7 million, and unfunded standby letters of credit of  $6.9 million. At December 31, 2021, certificates of deposit scheduled to mature in less than one year totaled $189.2 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In the event a significant portion of our deposits are not retained by us, we will have to utilize other funding sources, such as various types of sourced deposits, and/or Federal Home Loan Bank advances, in order to maintain our level of assets. Alternatively, we could reduce our level of liquid assets, such as our cash and cash equivalents. In addition, the cost of such deposits may be significantly higher or lower depending on market interest rates at the time of renewal.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, The Company is responsible for paying any dividends declared to its stockholders, and interest and principal on outstanding debt, if any. The Company’s primary source of income is dividends received from the Bank. At December 31, 2021, the Company had liquid assets of $44.4 million.

Off-Balance Sheet Arrangements

For the year ended December 31, 2021, we did not engage in any off-balance sheet transactions reasonably likely to have a material adverse effect on our financial condition, results of operations or cash-flows.

Recent Accounting Pronouncements

For a discussion of the impact of recent accounting pronouncements, see note 23 in the notes to the consolidated financial statements of the Company included in this report.

Impact of Inflation and Changing Prices

The consolidated financial statements and related notes of the have been prepared in accordance with GAAP, which generally requires the measurement of financial position and operating results in terms of historical dollars without consideration for changes in the relative purchasing power of money over time due to inflation. The primary impact of inflation is reflected in the increased cost of our operations. Unlike industrial companies, our assets and liabilities are primarily monetary in nature. As a result, changes in market interest rates have a greater impact on performance than the effects of inflation.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is incorporated herein by reference to the section captioned “Item 7: Management’s Discussion and Analysis of Results of Operations and Financial Condition.”

ITEM 8.FINANCIAL STATEMENTS

The information required by this item is included herein beginning on page F-1.

ITEM 9.	CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISLCOSURE

None.

ITEM 9A.CONTROLS AND PROCEDURES

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

During the quarter and year ended December 31, 2021, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

ITEM 9B.OTHER INFORMATION

None.

ITEM 9C.DISCLOSURE REGARDING FOREIGN JURISDICTION THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The information required by this item is incorporated herein by reference to “Item 1: Business—Executive Officers” in this Annual Report on Form 10-K and to the sections captioned “Proposal 1—Election of Directors,” and “Corporate Governance” in our definitive proxy statement for our 2022 annual meeting of stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year covered by this Annual Report on Form 10-K (the “Proxy Statement”).

Compliance with Section 16(a) of the Securities Exchange Act of 1934

The information required by this item with respect to any delinquent reports filed pursuant to Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by referenced to the Proxy Statement.

Code of Ethics and Business Conduct

The Company has adopted a Code of Ethics and Business Conduct that is designed to ensure that the Company’s directors and employees meet the highest standards of ethical conduct. The Code of Ethics and Business Conduct, which applies to all employees and directors, addresses conflicts of interest, the treatment of confidential information, general employee conduct and compliance with applicable laws, rules and regulations. In addition, the Code of Ethics and Business Conduct is designed to deter wrongdoing and promote honest and ethical conduct, the avoidance of conflicts of interest, full and accurate disclosure and compliance with all applicable laws, rules and regulations. A copy of the Code of Ethics and Business Conduct is available in the Investor Relations section of our website (www.necb.com).

ITEM 11.EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the section captioned “Executive Compensation” in the Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to the section captioned “Security Ownership” in the Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the sections captioned “Proposal 1—Election of Directors,” “Policies and Procedures for Approval of Related Persons Transactions,” “Transactions with Related Persons” and “Corporate Governance” in the Proxy Statement.

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the section captioned “Proposal 2—Ratification of Appointment of Independent Registered Public Accounting Firm” in the Proxy Statement.

PART IV

ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)	The financial statements required in response to this item are incorporated herein by reference from Item 8 of this Annual Report on Form 10-K.

(2)	All financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)	Exhibits

	No.	Description	Location

	3.1	Articles of Incorporation of NorthEast Community Bancorp, Inc.	Incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-253982), initially filed on March 8, 2021

	3.2	Bylaws of NorthEast Community Bancorp, Inc.	Incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 333-253982), initially filed on March 8, 2021

	4.0	Specimen Stock Certificate of NorthEast Community Bancorp, Inc.	Incorporated herein by reference to Exhibit 4.0 to the Company’s Registration Statement on Form S-1 (File No. 333-253982), initially filed on March 8, 2021

	4.1	Description of NorthEast Community Bancorp, Inc.’s Common Stock Registered Under Section 12 of the Securities Exchange Act of 1934	Filed herewith

	10.1	Employment Agreement by and between NorthEast Community Bancorp, Inc., NorthEast Community Bank and Kenneth A. Martinek+	Incorporated herein by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (File No. 333-253982), initially filed on March 8, 2021

	10.2	Employment Agreement by and between NorthEast Community Bancorp, Inc., NorthEast Community Bank and Jose M. Collazo+	Incorporated herein by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (File No. 333-253982), initially filed on March 8, 2021

	10.3	NorthEast Community Bank Supplemental Executive Retirement Plan+	Incorporated herein by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-253982), initially filed on March 8, 2021

	10.4	NorthEast Community Bank Directors’ Deferred Compensation Plan, as amended and restated+	Incorporated herein by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-253982), initially filed on March 8, 2021

10.5	NorthEast Community Bank Outside Director Retirement Plan+	Incorporated herein by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-253982), initially filed on March 8, 2021

10.6	NorthEast Community Bancorp, Inc. Stock-Based Deferred Compensation Plan+	Incorporated herein by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (File No. 333-253982), initially filed on March 8, 2021

10.7

Agreement by and between NorthEast Community Bancorp, MHC, NorthEast Community Bancorp, Inc. and NorthEast Community Bank and Stilwell Activist Fund, L.P., Stilwell Activist Investments, L.P., Stilwell Partners, L.P. and Joseph Stilwell

Incorporated herein by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (File No. 333-253982), initially filed on March 8, 2021

21.0	Subsidiaries	Filed herewith

23.1	Consent of S.R. Snodgrass, P.C.	Filed herewith

23.2	Consent of BDO USA, LLP	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Filed herewith

101.0

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

Filed herewith

104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)	Filed herewith

+ Management contract or compensatory plan, contract or arrangement.

ITEM 16.FORM 10-K SUMMARY

Not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of NorthEast Community Bancorp, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statement of financial condition of NorthEast Community Bancorp, Inc., and subsidiaries (the “Company”) as of December 31, 2021, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the year then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ S.R. Snodgrass, P.C. (PCAOB ID  00074)

We have served as the Company’s auditor since 2021.

Cranberry Township, Pennsylvania

March 30, 2022

Report of Independent Registered Public Accounting Firm

Northeast Community Bancorp, Inc.

White Plains, New York

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statement of financial condition of Northeast Community Bancorp, Inc. (the “Company”) as of December 31, 2020 and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the year ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and the results of its operations and its cash flows for the year ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provide a reasonable basis for our opinion.

/s/ BDO USA, LLP (PCAOB ID 243)

We have served as the Company’s auditor from 2013 to 2021.

New York, New York

March 8, 2021

Northeast Community Bancorp, Inc.

Consolidated Statements of Financial Condition

	December 31,	December 31,
	2021	2020

	(In thousands, except share
	and per share amounts)
ASSETS
Cash and amounts due from depository institutions	$8,344	$7,613
Interest-bearing deposits	143,925	61,578
Total cash and cash equivalents	152,269	69,191
Certificates of deposit	100	100
Equity securities	19,943	10,332
Securities available-for-sale, at fair value	1	2
Securities held-to-maturity (fair value of $17,620 and $7,519, respectively)	17,880	7,382
Loans receivable	972,851	824,708
Deferred loan costs, net	484	113
Allowance for loan losses	(5,242)	(5,088)
Net loans	968,093	819,733
Premises and equipment, net	23,907	18,675
Investments in restricted stock, at cost	1,569	1,595
Bank owned life insurance	25,291	24,691
Accrued interest receivable	4,283	3,838
Goodwill	651	651
Real estate owned	1,996	1,996
Property held for investment	1,481	1,518
Right of Use Assets – Operating	2,564	3,094
Right of Use Assets – Financing	359	363
Other assets	4,683	5,060
Total assets	$1,225,070	$968,221
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing	$330,853	$221,371
Interest bearing	596,311	550,335
Total deposits	927,164	771,706
Advance payments by borrowers for taxes and insurance	1,884	2,258
Federal Home Loan Bank advances	28,000	28,000
Lease Liability – Operating	2,604	3,115
Lease Liability – Financing	496	460
Accounts payable and accrued expenses	13,540	8,857
Total liabilities	973,688	814,396

Northeast Community Bancorp, Inc.

Consolidated Statements of Financial Condition (Continued)

	December 31,	December 31,
	2021	2020

	(In thousands, except share
	and per share amounts)
Stockholders’ equity:
Preferred stock, $0.01 and $0.01 par value; 25,000,000 shares and 1,340,000 shares authorized; none issued or outstanding, respectively ¹	—	—
Common stock, $0.01 and $0.01 par value; 75,000,000 shares and 25,460,000 shares authorized; 16,377,936 shares and 17,721,500 shares issued; and 16,377,936 shares and 16,340,779 shares outstanding, respectively¹	$164	$132
Additional paid-in capital	145,335	56,901
Unearned Employee Stock Ownership Plan (“ESOP”) shares	(8,301)	(1,296)
Treasury stock – at cost, 0 and 1,380,721 shares, respectively¹	—	(7,032)
Retained earnings	114,323	105,305
Accumulated other comprehensive loss	(139)	(185)
Total stockholders’ equity	251,382	153,825
Total liabilities and stockholders’ equity	$1,225,070	$968,221

¹Shares amounts related to periods prior to the July 12, 2021 closing of the Company’s second-step conversion offering have been restated to give retroactive recognition to the 1.3400 exchange ratio applied in the conversion offering.

See notes to consolidated financial statements.

Northeast Community Bancorp, Inc.

Consolidated Statements of Income

	Years Ended December 31,
	2021	2020

	(In thousands, except per share amounts)
INTEREST INCOME:
Loans	$47,898	$48,202
Interest-earning deposits	115	360
Securities	391	415
Total Interest Income	48,404	48,977
INTEREST EXPENSE:
Deposits	4,359	9,254
Borrowings	706	687
Financing lease	36	36
Total Interest Expense	5,101	9,977
Net Interest Income	43,303	39,000
Provision for loan loss	3,610	814
Net Interest Income after Provision for Loan Losses	39,693	38,186
NON-INTEREST INCOME:
Other loan fees and service charges	1,568	1,045
Gain (loss) on disposition of equipment	7	(61)
Earnings on bank owned life insurance	600	609
Investment advisory fees	514	425
Unrealized (loss) gain on equity securities	(389)	288
Other	54	207
Total Non-Interest Income	2,354	2,513
NON-INTEREST EXPENSES:
Salaries and employee benefits	14,996	13,809
Occupancy expense	2,115	1,932
Equipment	993	917
Outside data processing	1,652	1,771
Advertising	139	168
Impairment loss on goodwill	-	98
Real estate owned expense	93	313
Other	6,485	6,080
Total Non-Interest Expenses	26,473	25,088
INCOME BEFORE PROVISION FOR INCOME TAXES	15,574	15,611
PROVISION FOR INCOME TAXES	3,669	3,282
NET INCOME	$11,905	$12,329

EARNINGS PER COMMON SHARE – BASIC AND DILUTED¹	$0.75	$0.76
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED¹	15,854	16,150

¹Shares amounts related to periods prior to the July 12, 2021 closing of the Company’s second-step conversion offering have been restated to give retroactive recognition to the 1.3400 exchange ratio applied in the conversion offering.

See notes to consolidated financial statements.

Northeast Community Bancorp, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2021	2020

	(In thousands)
Net Income	$11,905	$12,329
Other comprehensive income (loss):
Defined benefit pension:
Reclassification adjustments out of accumulated other comprehensive income:
Amortization of prior service cost¹	—	15
Amortization of actuarial loss¹	31	14
Actuarial gain (loss) arising during period	27	(136)
Total	58	(107)
Income tax effect²	(12)	23
Total other comprehensive (loss) income	46	(84)
Total Comprehensive Income	$11,951	$12,245
(1)	Amounts are included in salaries and employees benefits in the audited consolidated statements of income as part of net periodic pension cost. See Note 17 for further information.
(2)	Amounts are included in provision for income taxes in the audited consolidated statements of operations.

See notes to consolidated financial statements.

Northeast Community Bancorp, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

Years Ended December 31, 2021 and 2020

							Accumulated
			Additional				Other
	Number of	Common	Paid- in	Unearned	Retained	Treasury	Comprehensive
	Shares, net¹	Stock	Capital	ESOP Shares	Earnings	Stock	Loss	Total

	(In thousands, except share and per share amounts)

Balance – December 31, 2019	17,721,500	$132	$56,902	$(1,555)	$93,767	$(7,032)	$(101)	$142,113
Net income	—	—	—	—	12,329	—	—	12,329
Other comprehensive loss	—	—	—	—	—	—	(84)	(84)
Cash dividend declared ($0.09 per share)	—	—	—	—	(791)	—	—	(791)
ESOP shares earned	—	—	(1)	259	—	—	—	258
Balance – December 31, 2020	17,721,500	$132	$56,901	$(1,296)	$105,305	$(7,032)	$(185)	$153,825

							Accumulated
			Additional				Other
	Number of	Common	Paid- in	Unearned	Retained	Treasury	Comprehensive
	Shares, net¹	Stock	Capital	ESOP Shares	Earnings	Stock	Loss	Total

	(In thousands, except share and per share amounts)

Balance – December 31, 2020	17,721,500	$132	$56,901	$(1,296)	$105,305	$(7,032)	$(185)	$153,825
Net income	—	—	—	—	11,905	—	—	11,905
Other comprehensive income	—	—	—	—	—	—	46	46
Cash dividend declared ($0.18 per share)	—	—	—	—	(2,887)	—	—	(2,887)
ESOP shares earned	—	—	108	823	—	—	—	931
Purchase of unearned common stock held by employee stock ownership plan	—	—	—	(7,828)	—	—	—	(7,828)
Second-step conversion and stock offering:
Conversion of existing shares	6,593,954
MHC shares sold in public offering, net of cost	9,784,077	32	95,358	—	—	—	—	95,390
Retirement of NECB, MHC shares	(17,721,500)
Fractional shares resulting from conversion of existing shares	(95)
Treasury stock retired	—	—	(7,032)	—	—	7,032	—	—
Balance – December 31, 2021	16,377,936	$164	$145,335	$(8,301)	$114,323	$—	$(139)	$251,382

¹Shares amounts related to periods prior to the July 12, 2021 closing of the Company’s second-step conversion offering have been restated to give retroactive recognition to the 1.3400 exchange ratio applied in the conversion offering.

See notes to consolidated financial statements.

Northeast Community Bancorp, Inc.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2021	2020

	(In thousands)
Cash Flows from Operating Activities:
Net income	$11,905	$12,329
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of securities premiums and discounts	(2)	(3)
Provision for loan losses	3,610	814
Depreciation	1,117	1,067
Net amortization (accretion) of deferred loan fees and costs	82	(165)
Deferred income tax expense	118	(33)
Unrealized loss (gain) recognized on equity securities	389	(288)
Impairment of goodwill	—	98
Impairment of real estate owned	—	168
Earnings on bank owned life insurance	(600)	(609)
(Gain) loss on dispositions of premises and equipment	(7)	61
ESOP compensation expense	931	257
(Increase) decrease in accrued interest receivable	(445)	116
Decrease in other assets	830	1,754
Increase in accounts payable and accrued expenses	3,628	97
Net Cash Provided by Operating Activities	21,556	15,663
Cash Flows from Investing Activities:
Net increase in loans	(166,670)	(72,500)
Proceeds from sale of loans	17,758	—
Purchase of loans	(3,140)	—
Principal repayments on securities available-for-sale	1	3
Principal repayments on securities held-to-maturity	4,808	1,959
Purchase of marketable equity securities	(10,000)	—
Purchase of securities held-to-maturity	(15,304)	(189)
Proceeds from sale of fixed assets	109	120
Net redemptions (purchase) of restricted stock	26	(247)
Purchases of premises and equipment	(6,451)	(1,262)
Net Cash Used in Investing Activities	(178,863)	(72,116)
Cash Flows from Financing Activities:
Net increase (decrease) in deposits	155,458	(7,453)
Proceeds from FHLB of NY advances	—	7,000
Loan to ESOP	(7,828)	—
Issuance of common stock	95,390	—
Decrease in advance payments by borrowers for taxes and insurance	(374)	(570)
Cash dividends paid	(2,261)	(1,008)
Net Cash Provided (Used in) by Financing Activities	240,385	(2,031)
Net Increase (Decrease) in Cash and Cash Equivalents	83,078	(58,484)
Cash and Cash Equivalents – Beginning	69,191	127,675
Cash and Cash Equivalents – Ending	$152,269	$69,191

Northeast Community Bancorp, Inc.

Consolidated Statements of Cash Flows (Continued)

	Years Ended December 31,
	2021	2020

	(In thousands)
Supplementary Cash Flows Information:
Income taxes paid	$3,569	$3,425
Interest paid	$4,982	$9,984
Supplementary Disclosure of Non-Cash Investing and Financing Activities:
Recognition of right of use asset – operating	$—	$2,694
Recognition of lease liability – operating	$—	$2,694
Dividends declared and not paid	$925	$143

See notes to consolidated financial statements.

Northeast Community Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies

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

The Bank is headquartered in White Plains, New York. The Bank was founded in 1934 and is a community oriented financial institution dedicated to serving the financial services needs of individuals and businesses within its market area. The Bank currently conducts business through its ten branch offices located in Bronx, New York, Orange, Rockland and Westchester Counties in New York and Essex, Middlesex and Norfolk Counties in Massachusetts and three loan production offices located in White Plains, New York, New City, New York and Danvers, Massachusetts.

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

Northeast Community Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies (continued)

72 West Eckerson LLC (“72 West Eckerson”), a New York limited liability company and wholly owned subsidiary of the Bank, was formed in April 2015 to facilitate the purchase or lease of real property by the Bank and currently owns the Bank branch locations in Spring Valley, New York and Monroe, New York.

166 Route 59 Realty LLC (“166 Route 59 Realty”), a New York limited liability company and wholly owned subsidiary of the Bank, was formed in April 2021 to facilitate the purchase or lease of real property by the Bank and currently owns the Bank branch located in Airmont, New York.

3 Winterton Realty LLC, a New York limited liability company and wholly owned subsidiary of the Bank, was formed in October 2021 to facilitate the purchase or lease of real property by the Bank and currently owns the property for a Bank branch located in Bloomingburg, New York.

Principles of Consolidation:

The consolidated financial statements include the accounts of the Company, the Bank, NECP, NECB Financial, 72 West Eckerson, 166 Route 59 Realty, and 3 Winterton Realty LLC (collectively the “Company”) and have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All significant inter-company accounts and transactions have been eliminated in consolidation. The accounting and reporting policies of the Company and its subsidiaries conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”) and to the rules and regulations of the Securities and Exchange Commission (the “SEC”), including the instructions to Form 10-K and Article 10 of Regulation S-X. When necessary, certain reclassifications were made to prior year amounts to conform with current year presentation.

Use of Estimates:

The preparation of consolidated financial statements, in conformity with U.S. GAAP, requires management to make estimates and assumptions that affect certain recorded amounts and disclosures.  Accordingly, actual results could differ from those estimates.

The most significant estimate pertains to the allowance for loan losses.  The borrowers’ abilities to meet contractual obligations and collateral value are the most significant assumptions used to arrive at the estimate.  The risks associated with such estimates arise when unforeseen conditions affect the borrowers’ abilities to meet the contractual obligations of the loan and result in a decline in the value of the supporting collateral.  Such unforeseen changes may have an adverse effect on the consolidated results of operations and financial position of the Company.

In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses.  Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

Additionally, the Company is exposed to significant changes in market interest rates.  Such changes could have an adverse effect on consolidated earnings and consolidated financial position, particularly in those situations in which the maturities or re-pricing of assets are different than the maturities or re-pricing of the supporting liabilities.

Cash and Cash Equivalents:

Cash and cash equivalents include cash and amounts due from depository institutions and interest-bearing deposits in other banks, all with original maturities of 90 days or less.

Certificates of Deposit:

Certificates of deposit are carried at cost which approximates fair value and have maturities of less than one year.

Northeast Community Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies (continued)

Securities:

The Company classifies its debt securities as held to maturity or available for sale at the time of purchase.  Held to maturity securities are those debt securities which management has the intent and the Company has the ability to hold to maturity and are reported at amortized cost (unless there is other than temporary impairment).  Available for sale securities are those debt securities which are neither held to maturity securities nor trading securities and are reported at fair value, with unrealized gains and losses, net of the related income tax effect, excluded from earnings and reported in a separate component of stockholders’ equity.

If the fair value of a security is less than its amortized cost, the security is deemed to be impaired. Management evaluates all securities with unrealized losses quarterly to determine if such impairments are temporary or other-than-temporary. Temporary impairments on available for sale securities are recognized, on a tax-effected basis, through other comprehensive income (loss) (“OCI”) with offsetting adjustments to the carrying value of the security and the balance of related deferred taxes.  Temporary impairments on held to maturity securities are not recorded in the consolidated financial statements; however, information concerning the amount and duration of unrealized losses on held to maturity securities is disclosed.

Other-than-temporary impairments on debt securities that the Company has decided to sell, or will, more likely than not, be required to sell prior to the full recovery of fair value to a level equal to or exceeding amortized cost, are recognized in earnings.  If either of these conditions regarding the likelihood of sale apply for a debt security, the other-than-temporary impairment is bifurcated into credit-related and noncredit-related components.  Credit-related impairment generally represents the amount by which the present value of the cash flows that are expected to be collected on a debt security fall below its amortized cost.  The noncredit-related component represents the remaining portion of the impairment not otherwise designated as credit-related.  The Company recognizes credit-related other-than-temporary impairments in earnings. Noncredit-related other-than-temporary impairments on debt securities are recognized in OCI.  Premiums and discounts on all securities are amortized/accreted to maturity by use of the level-yield method.  Gain or loss on sales of securities is based on the specific identification method.

Equity securities are carried at fair value with changes in fair value reported in income.

Loans Receivable:

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

Northeast Community Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies (continued)

Allowance for Loan Losses:

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

Risk characteristics associated with the types of loans we underwrite are as follows:

Multi-family, Mixed-use and Non-residential Real Estate Loans.  Loans secured by multi-family, mixed-use and non-residential real estate generally have larger balances and involve a greater degree of risk than one- to four-family residential mortgage loans.  Of primary concern in multi-family, mixed-use and non-residential real estate lending is the current and potential cash flow of the property and the borrower’s demonstrated ability to operate that type of property.  Payments on loans secured by income properties often depend on successful operation and management of the properties.  As a result, repayment of such loans may be subject to a greater extent than residential real estate loans to adverse conditions in the real estate market or the economy.

Commercial and Industrial Loans.  Unlike residential mortgage loans, which are generally made on the basis of a borrower’s ability to make repayment from the operation and cash flow from the real property whose value tends to be more ascertainable, commercial and industrial loans are of higher risk and tend to be made on the basis of a borrower’s ability to make repayment from the cash flow of the borrower’s business.  As a result, the availability of funds for the repayment of commercial and industrial loans may depend substantially on the success of the business itself.  Further, any collateral securing such loans may depreciate over time, may be difficult to appraise and may fluctuate in value.

Construction Loans.  Construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate due to (1) the increased difficulty and costs of monitoring the loan; and (2) the increased difficulty of working out loan problems.  We minimize this risk by concentrating on multi-family and mixed-use projects and by limiting the Company’s activity to known borrowers in areas considered unique communities with very strong demand outpacing the supply of residential housing.

Consumer Loans.  We offer personal loans, loans secured by passbook savings accounts, certificates of deposit accounts or statement savings accounts, and overdraft protection for checking accounts. We do not believe these loans represent a significant risk of loss to the Company.

The allowance consists of specific and general reserves.  The specific component relates to loans that are classified as impaired.  For loans that are classified as impaired, a specific allowance is established or a partial charge-off is taken when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan.  If an impairment is identified, the Company charges off the impaired portion immediately.  A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral

Northeast Community Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies (continued)

value, and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.

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

The Company does not evaluate individual 1-4 family residential real estate and consumer loans for impairment, unless such loans are part of a larger relationship that is impaired, or are classified as a troubled debt restructuring.

The estimated fair values of substantially all of the Company’s impaired loans are measured based on the estimated fair value of the loan’s collateral or discounted cash flows.

For loans secured by real estate, estimated fair values are determined primarily through in-house or third-party appraisals.  When a real estate secured loan becomes impaired, a decision is made regarding whether an updated certified appraisal of the real estate is necessary.  This decision is based on various considerations, including the age of the most recent appraisal, the loan-to-value ratio based on the original appraisal, the current value based on the current loan to value and debt coverage ratios as calculated by the troubled debt officer and the executive committee, and the condition of the property.  Appraised values might be discounted to arrive at the estimated selling price of the collateral, which is considered to be the estimated fair value.  The discounts also include estimated costs to sell the property, if any.

For loans secured by non-real estate collateral, such as accounts receivable, inventory and equipment, estimated fair values are determined based on the borrower’s financial statements, inventory reports, accounts receivable aging or equipment appraisals or invoices.  Indications of value from these sources are generally discounted based on the age of the financial information or the quality of the assets.

The general component covers pools of loans by loan class including loans not considered impaired, as well as smaller balance homogeneous loans, such as residential real estate and consumer loans.  These pools of loans are evaluated for loss exposure based upon historical loss rates, adjusted for qualitative factors.  These qualitative risk factors include:

1.	Changes in policies and procedures in underwriting standards and collections.
2.	Changes in economic conditions.
3.	Changes in nature and volume of lending.
4.	Experience of origination team.
5.	Changes in past due loan volume and severity of classified assets.
6.	Quality and scope of the loan review system.
7.	Debt coverage ratios and loan-to-value averages in existing portfolio.
8.	Concentrations of credit.
9.	Legal and regulatory issues.

Each factor is assigned a value to reflect improving, stable or declining conditions based on management’s best judgment using relevant information available at the time of the evaluation.  The allowance calculation methodology includes further segregation of loan classes into risk rating categories.  The borrower’s overall financial condition, repayment sources, guarantors and value of collateral, if appropriate, are evaluated annually for commercial loans or when credit deficiencies arise, such as delinquent loan payments, for commercial, residential and consumer loans.  Credit quality risk ratings include regulatory classifications of pass, special mention, substandard, doubtful and loss.  Loans classified as special mention have potential weaknesses that deserve management’s close attention.  If uncorrected, the potential weaknesses may result in deterioration of the repayment prospects.  Loans classified as substandard have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt.  They include

Northeast Community Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies (continued)

loans that may be inadequately protected by the current sound net worth and paying capacity of the obligor or of the collateral pledged, if any.

Loans classified as doubtful have all the weaknesses inherent in loans classified as substandard with the added characteristic that collection or liquidation in full, on the basis of current conditions and facts, is highly improbable.

Loans classified as loss are considered uncollectible and are charged to the allowance for loan losses.  Loans not classified are rated pass.

The allowance calculation for each pool of loans is also based on the loss factors that reflect the Company’s historical charge-off experience adjusted for current economic conditions applied to loan groups with similar characteristics or classifications in the current portfolio.  To help ensure that risk ratings are accurate and reflect the present and future capacity of borrowers to repay a loan as agreed, the Company has a proprietary structured loan rating process which allows for a periodic review of its loan portfolio and the early identification of potential impaired loans.  These proprietary systems, depending on the type of loan, take into consideration factors such as project location, loan duration, loan to value or loan to cost, property condition, borrower experience, guarantor strength, tenant concentration, projected debt-service coverage, absorption rate, sponsor’s experience, and as well as other factors.

Loans whose terms are modified are classified as troubled debt restructurings if the Company grants such borrowers concessions and it is deemed that those borrowers are experiencing financial difficulty.  Concessions granted under a troubled debt restructuring generally involve a temporary reduction in interest rate or an extension of a loan’s stated maturity date at a below market rate.  In measuring the impairment associated with restructured loans that qualify as troubled debt restructurings, the Company compares the present value of the cash flows that are expected to be received in accordance with the loan’s modified terms, discounted at the loan’s original contractual interest rate, with the pre-modification carrying value to measure impairment.  Adversely classified, non-accrual troubled debt restructurings may be returned to accrued status if principal and interest payments, under the modified terms, are current for six consecutive months after modification.  All troubled debt restructured loans are classified as impaired.

Based on management’s comprehensive analysis of the loan portfolio, management believes the allowance for loan losses is appropriate as of December 31, 2021 and 2020, respectively.

Concentration of Risk:

The Company’s lending activity is concentrated in construction and permanent loans secured by multi-family and non-residential real estate located primarily in the Northeast and Mid-Atlantic regions of the United States.  As of December 31, 2021 and 2020, the Company had construction loans located in New York State totaling $279.1 million and $181.9 million in the Bronx, $85.5 million and $96.1 million in the Village of Spring Valley, $61.2 million and $69.5 million in the Town of Palm Tree, $87.5 million and $66.9 million in the Hamlet of Monsey, $51.5 million and $63.3 million in Brooklyn and $15.2 million and $18.6 million in the Town of Monroe.

The Company also had deposits in excess of the FDIC insurance limit at other financial institutions.  At December 31, 2021 and 2020, such deposits totaled $125.0 million and $47.2 million held by the Federal Reserve Bank of New York, $21.9 million and $10.0 million held by the Federal Home Loan Bank of New York, and $1.0 million and $4.4 million held by Atlantic Community Bankers Bank (“ACBB”).  Generally, deposits in excess of $250,000 are not insured by the FDIC.

Premises and Equipment:

Land is stated at cost.  Buildings and improvements, leasehold improvements and furnishings and equipment are stated at cost less accumulated depreciation and amortization computed on the straight-line method over the following useful lives:

Northeast Community Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies (continued)

Years
Buildings	30 – 50
Building improvements	10 – 50
Leasehold improvements	1 – 15
Furnishings and equipment	3 – 5

Maintenance and repairs are charged to operations in the years incurred.

Property and equipment are evaluated for impairment periodically whenever events or changes in circumstances indicate that their related carrying amounts may not be recoverable.  In evaluating property and equipment for recoverability, we use our best estimate of future cash flows expected to result from the use of the asset and its eventual disposition.  To the extent that estimated future undiscounted net cash flows attributable to the asset are less than the carrying amount, an impairment loss is recognized equal to the difference between the carrying value of such asset and its fair value.  The Company did not have impairment recorded for property and equipment in 2021 and 2020.

Bank Owned Life Insurance (“BOLI”):

The Company owns life insurance on the lives of certain of its officers.  The cash surrender value is recorded as an asset and the change in cash surrender value is included in non-interest income and is tax-exempt.  The BOLI can be liquidated, if necessary, with tax consequences.  However, the Company intends to hold these policies and, accordingly, the Company has not provided for deferred income taxes on the earnings from the increase in cash surrender value.

Investments in Restricted Stock:

Federal law requires a member institution of the Federal Home Loan Bank (“FHLB”) system to hold stock of its district FHLB according to a predetermined formula. The Company also owns restricted stock in Atlantic Community Bancshares, Inc. (ACBI), holding company of ACBB, a correspondent banker’s bank.  These stocks are carried at cost.  At December 31, 2021 and 2020, the Company had $1.5 million and $1.5 million in FHLB stock, and $70,000 and $70,000 in ACBB stocks.

Goodwill:

Goodwill at December 31, 2021 and 2020 totaled $651,000 and $651,000, respectively, and consists of goodwill acquired in the business combination completed by the Company in November 2007.  The Company tests goodwill during the fourth quarter of each year for impairment, or more frequently if certain indicators are present or changes in circumstances suggest that impairment may exist.  The Company utilizes a two-step approach.  The first step requires a comparison of the carrying value of the reporting unit to the fair value of the unit.  The Company estimates the fair value of the reporting unit through internal analyses and external valuation, which utilizes an income approach based on the present value of future cash flows.  If the carrying value of the reporting unit exceeds its fair value, impairment exists and the Company will perform the second step of the goodwill impairment test to measure the amount of impairment loss, if any.  The second step of the goodwill impairment test, if necessary, compares the implied fair value of a reporting unit’s goodwill with its carrying value.

The implied fair value of goodwill is determined in the same manner that the amount of goodwill recognized in a business combination is determined.  The Company allocates the fair value of the reporting unit to all of the assets and liabilities of that unit, including identifiable intangible assets, as if the reporting unit had been acquired in a business combination. Any excess of the value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. No impairment charges were recorded in 2021. Impairment charges of $98,000 were recorded in 2020 due to a decrease in the assets under management resulting in an expected decrease in fee revenue from this division.

Northeast Community Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies (continued)

Real Estate Owned:

Real estate owned is carried at the lower of cost or fair value of the related property, as determined by current appraisals less estimated costs to sell.  Foreclosed real estate is initially recorded at the fair value of property acquired minus estimated costs to sell at the date of foreclosure, establishing a new cost basis.  Write-downs on these properties, which occur after the initial transfer from the loan portfolio, are recorded as operating expenses.  Costs of holding such properties are charged to non-interest expense in the current period.  Gains, to the extent allowable, and losses on the disposition of these properties are reflected in the real estate owned expense in the consolidated statement of income.

Property Held for Investment:

Land is stated at cost.  Buildings and improvements are stated at cost less accumulated depreciation computed on the straight-line method over the useful lives between 30 to 50 years for buildings and 10 to 50 years for building improvements.

Property held for investment is evaluated for impairment periodically whenever events or changes in circumstances indicate that their related carrying amounts may not be recoverable.  In evaluating property held for investment for recoverability, we use our best estimate of future cash flows expected to result from the use of the asset and its eventual disposition.  To the extent that estimated future undiscounted net cash flows attributable to the asset are less than the carrying amount, an impairment loss is recognized equal to the difference between the carrying value of such asset and its fair value.  The Company did not have impairment recorded for property held for investment in 2021 and 2020.

Income Taxes:

The Company files a consolidated federal income tax return.  Income taxes are allocated to the Company, Bank, NECP, and NECB Financial based upon their respective income or loss included in the consolidated income tax return.  The Company, the Bank, NECP, and NECB Financial file combined or separate state and city income tax returns depending on the particular requirements of each jurisdiction.

Federal, state and city income tax expense has been provided on the basis of reported income.  The amounts reflected on the tax returns differ from these provisions due principally to temporary differences in the reporting of certain items for financial reporting and income tax reporting purposes.  The tax effect of these temporary differences is accounted for as deferred taxes applicable to future periods.  Deferred income tax expense or benefit is determined by recognizing deferred tax assets and liabilities for the estimated future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax base.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period that includes the enactment date.  The realization of deferred tax assets is assessed and a valuation allowance provided, when necessary, for that portion of the asset, which is not more likely than not to be realized.

The Company accounts for uncertainty in income taxes recognized in its consolidated financial statements in accordance with ASC Topic 740, “Income Taxes”, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The Company has not identified any significant income tax uncertainties through the evaluation of its income tax positions for the years ended December 31, 2021 and 2020, and has not recognized any liabilities for tax uncertainties as of December 31, 2021 and 2020.  The Company’s policy is to recognize income tax related interest and penalties in income tax expense; such amounts were not significant during the years ended December 31, 2021 and 2020.  The tax years subject to examination by federal, state, and city taxing authorities are 2018 through 2021.

Northeast Community Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies (continued)

Other Comprehensive Income (Loss):

The Company records in accumulated other comprehensive income (loss), net of related deferred income taxes, unrealized gains and losses on available for sale securities and the prior service cost and actuarial gains and losses related to the Outside Directors Retirement Plan (“DRP”) that have not yet been recognized in expense.

Gains and losses on the sale of securities, if any, are reclassified to non-interest income upon the sale of the related securities or upon the recognition of a security impairment loss and a portion of the prior service cost and actuarial gains and losses of the DRP are reclassified to non-interest expense.

At December 31, 2021, accumulated other comprehensive loss totaled $139,000 and included $183,000 in prior service cost and actuarial losses of the DRP net of $44,000 of related deferred income taxes.  At December 31, 2020, accumulated other comprehensive loss totaled $185,000 and included $241,000 in prior service cost and actuarial losses of the DRP net of $56,000 of related deferred income taxes.

Net Income Per Common Share:

Basic net income per common share is calculated by dividing the net income available to common stockholders by the weighted-average number of common shares outstanding during the period.  Unallocated common shares held by the Employee Stock Ownership Plan (“ESOP”) are not included in the weighted-average number of common shares outstanding for purposes of calculating basic net income per common share until they are committed to be released.  There were no dilutive common share equivalents at December 31, 2021 or 2020.

Stockholders’ Equity:

The authorized capital stock of the Company under its federal charter consists of 75,000,000 shares of common stock, par value of $0.01 per share, and 25,000,000 shares of preferred stock, par value of $0.01 per share.  Each share of common stock has the same relative rights as, and is identical in all respects with, each other share of common stock.  At December 31, 2021 and 2020, the Company has issued 16,377,936 shares and 17,721,500 shares of common stock with 16,377,936 shares and 16,340,779 shares outstanding.  The Company has not issued any preferred stock.

Employee Stock Ownership Plan (ESOP):

The cost of shares issued to the ESOP, but not yet allocated to participants, is shown as a reduction of shareholders’ equity.  Compensation expense is based on the market price of shares as they are committed to be released to participant accounts.  Dividends on allocated ESOP shares are recorded as a reduction of retained earnings.  Dividends on unallocated ESOP shares are recorded as a reduction of the ESOP loan.

Treasury Stock:

The Company records treasury stock at cost.

Segment Information:

The Company reports certain financial information about significant revenue-producing segments of the business for which such information is available and utilized by the chief operating decision makers.  Substantially most of the Company’s operations occur through the bank and involve the delivery of loan and deposit products to customers.  Small portion of the Company’s operations occurs through wealth management advisory service to customers.  Management makes operating decisions and assesses performance based on an ongoing review of its banking and advisory service.  The wealth management operation does not meet the quantitative threshold requirement to be disclosed separately.

Northeast Community Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies (continued)

Off-Balance-Sheet Financial Instruments:

In the ordinary course of business, the Company enters into off-balance-sheet financial instruments consisting of commitments to extend credit. Such financial instruments are recorded in the consolidated statement of financial condition when funded.

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

The full impact of COVID-19 continues to evolve as of the date of this report.  The outbreak of COVID-19 has, and is anticipated to continue to, adversely impact a broad range of industries in which customers of the Company operate and impair their ability to fulfill their financial obligations to the Company.  In addition, the spread of COVID-19 has caused and will likely continue to cause significant disruptions in the U.S. economy and is highly likely to continue to disrupt banking and other financial activities in the areas in which the Company operates.  The Company’s business is dependent upon the willingness and ability of its employees and customers to conduct banking and other financial transactions and the ability of borrowers to repay their obligations to us on a timely basis or if at all.  If the global response to contain COVID-19 escalates or is unsuccessful, the Company could experience a material adverse effect on its business, financial condition, results of operations, and cash flows.

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

The CARES Act includes a provision for the Company to opt out of applying the “troubled-debt restructuring” (“TDR”) accounting guidance in ASC 310-40 for certain loan modifications.  Loan modifications made between March 1, 2020 and the earlier of (1) December 30, 2020 or (2) 60 days after the President declares a termination of the COVID-19 national emergency are eligible for this relief if the related loans were not more than 30 days past due as of December 31, 2019.

On December 27, 2020, the Coronavirus Response and Relief Supplemental Appropriations Act of 2021 was signed into law, which also contains provisions that could directly impact financial institutions, including extending the time that insured depository institutions and depository institution holding companies have to comply with the current

Northeast Community Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies (continued)

expected credit losses (“CECL”) accounting standard and extending the authority granted to banks under the CARES Act to elect to temporarily suspend the requirements under U.S. GAAP applicable to troubled debt restructurings for loan modifications related to the COVID-19 pandemic for any loan that was not more than 30 days past due as of December 31, 2019.  The act directs financial regulators to support community development financial institutions and minority depository institutions and directs Congress to re-appropriate $429 billion in unobligated CARES Act funds.  The Payroll Protection Program (PPP), which was originally established under the CARES Act, was also extended under the Coronavirus Response and Relief Supplemental Appropriations Act of 2021.

Due to the impact of COVID-19 on our borrowers, we granted during the years ended December 31, 2020 and December 31, 2021 eligible loan modifications under the CARES Act in the form of payment deferral of principal and interest to 196 loans totaling $190.9 million at the time payment deferral was requested.  Subsequently, 109 loans totaling $106.4 million were paid off and 86 loans totaling $84.5 million are no longer on deferral status.  As of December 31, 2021, we had one loan totaling $79,000 still in deferral status.  As of February 1, 2022, the loan was returned to normal payment status.  The granting of the payment deferrals had no significant impact on our evaluation of the allowance for loan losses.  We did not grant any PPP loans pursuant to the CARES Act or the Coronavirus Response and Relief Supplemental Appropriations Act of 2021.

While the Company considers these disruptions to be temporary, if the disruptions continue, this might have an adverse effect on the Company’s results of operations, financial position, and liquidity in 2022.  Further, a decrease in the results of future operations might place a strain on the Company’s regulatory capital ratios.

Note 2 – Mutual Holding Company Reorganization and Regulatory Matters

On July 5, 2006, the Bank reorganized from a mutual savings bank to a mutual holding company structure. In the reorganization, the Company sold 5,951,250 shares of its common stock to the public and issued 7,273,750 shares of its common stock to Northeast Community Bancorp, MHC (“MHC”).  As disclosed in note 1, in conjunction with the completion of the second-step conversion on July 12, 2021, each of NorthEast Community Bancorp, MHC and the Mid-Tier Holding Company merged out of existence and now cease to exist.

The Federal Deposit Insurance Corporation (“FDIC”) and the New York State Department of Financial Services (“NYS”) are the Bank’s primary regulator.  Under New York State Banking Law, New York state-chartered stock-form savings banks may declare and pay dividends out of their net profits, unless there is an impairment of capital, but approval of the NYS Superintendent is required if the total of all dividends declared by the bank in a calendar year would exceed the total of its net profits for that year combined with its retained net profits for the preceding two years less prior dividends paid.  The FDIC also has authority to use its enforcement powers to prohibit a savings bank from paying dividends if, in its opinion, the payment of dividends would constitute an unsafe and unsound practice.

The Company and its subsidiary Bank are subject to regulatory capital requirements promulgated by the federal banking agencies.  The Federal Reserve establishes capital requirements, including well capitalized standards, for the consolidated financial holding company, and the FDIC has similar requirements for the Company’s subsidiary bank.  Prior to January 1, 2015, quantitative measures were established by regulation to ensure capital adequacy which required the Bank to maintain minimum amounts and ratios of Total, Tier 1 capital (as defined by regulations) to risk-weighted assets (as defined), and of Core tier 1 capital to adjusted total assets (as defined).

Effective January 1, 2015, the Company adopted the Basel III final rule.  Based on the Company’s capital levels and statement of condition composition at December 31, 2019, the implementation of the new rule had no material impact on our regulatory capital level or ratios at the Bank level.  The new rule established limits at the Company level and increased the minimum Tier 1 capital to risk based assets requirement from 4% to 6% of risk-weighted assets; established a new common equity Tier 1 capital; and assigned a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual and to certain commercial real estate facilities that finance the acquisition, development or construction of real property.  The new rule has a capital conservation buffer requirement that was

Northeast Community Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 2 – Mutual Holding Company Reorganization and Regulatory Matters (continued)

phased in at a rate of 0.625% annually beginning January 1, 2016 through January 1, 2019, when full capital conservation buffer requirement of 2.50% became effective.  The Bank met all capital adequacy requirements to which it was subject as of December 31, 2021 and 2020.  The following table presents information about the Bank’s capital levels at the dates presented:

			Regulatory Capital Requirements
			Minimum Capital			For Classification as
	Actual		Adequacy(1)			Well-Capitalized
	Amount	Ratio	Amount		Ratio	Amount		Ratio

	(Dollars in Thousands)
As of December 31, 2021:
Total capital (to risk-weighted assets)	$196,155	15.28%	$	≥102,702	≥8.00%	$	≥128,377	≥10.00%
Tier 1 capital (to risk-weighted assets)	190,941	14.87		≥77,026	≥6.00		≥102,702	≥8.00
Common equity tier 1 capital (to risk-weighted assets)	190,941	14.87		≥57,770	≥4.50		≥83,445	≥6.50
Core (Tier 1) capital (to adjusted total assets)	190,941	16.79		≥45,486	≥4.00		≥56,857	≥5.00
As of December 31, 2020:
Total capital (to risk-weighted assets)	$143,021	13.72%	$	≥83,399	≥8.00%	$	≥104,249	≥10.00%
Tier 1 capital (to risk-weighted assets)	137,962	13.23		≥62,550	≥6.00		≥83,399	≥8.00
Common equity tier 1 capital (to risk-weighted assets)	137,962	13.23		≥46,912	≥4.50		≥67,762	≥6.50
Core (Tier 1) capital (to adjusted total assets)	137,962	14.79		≥37,304	≥4.00		≥46,629	≥5.00
(1)	Ratios do not include the capital conservation buffer.

Based on the most recent notification by the FDIC, the Bank was categorized as “well capitalized” under the regulatory framework for prompt corrective action.  There have been no conditions or events that have occurred since notification that management believes have changed the Bank’s category.

Note 3 - Financial Instruments with Off-Balance Sheet Risk

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments are commitments to extend credit.  Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments.  The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

	December 31,
	2021	2020

	(In Thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$174,355	$129,066
Construction loans in process	436,916	327,336
Stand-by letters of credit	6,922	7,002
Commitments to fund unused lines of credit:
Commercial and industrial lines	130,697	101,855
Multi-family real estate equity lines	—	—
Consumer lines	90	94
	$748,980	$565,353

Northeast Community Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 3 - Financial Instruments with Off-Balance Sheet Risk (continued)

Commitments to extend credit are legally binding agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  The amount of collateral obtained, if deemed necessary by the Company, is based on management’s credit evaluation of the borrower.

Note 4 – Equity Securities

The following table is the schedule of Equity Securities at December 31, 2021 and 2020.

	December 31,
	2021	2020

	(In Thousands)
Equity Securities, at Fair Value	$19,943	$10,332

The following is a summary of unrealized gains recognized in net income on equity securities during the year ended December 31, 2021 and 2020:

	December 31,
	2021	2020

	(In Thousands)

Net gain (loss) recognized on equity securities during the period	$(389)	$288
Less: Net losses realized on the sale of equity securities during the period	—	—
Unrealized net gain (loss) recognized on equity securities held at the reporting date	$(389)	$288

Note 5 – Securities Available-for-Sale

The following table summarized the Company’s portfolio of securities available-for-sale at December 31, 2021 and 2020.

	December 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In Thousands)
Mortgage-backed securities – residential:
Federal Home Loan Mortgage Corporation	$1	$—	$—	$1
	$1	$—	$—	$1

	December 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In Thousands)
Mortgage-backed securities – residential:
Federal Home Loan Mortgage Corporation	$2	$—	$—	$2
	$2	$—	$—	$2

There were no sales of securities available-for-sale during the years ended December 31, 2021 and 2020.

Northeast Community Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 5 – Securities Available-for-Sale (continued)

Contractual final maturities of mortgage-backed securities were as follows:

	December 31, 2021
	Amortized Cost	Fair Value

	(In Thousands)
Due after one year but within five years	$1	$1
	$1	$1

The maturities shown above are based upon contractual final maturity.  Actual maturities will differ from contractual maturities due to scheduled monthly repayments and due to the underlying borrowers having the right to prepay their obligations. At December 31, 2021 and 2020, the Company had no unrealized loss on securities available-for-sale.

Note 6 – Securities Held-to-Maturity

The following table summarized the Company’s portfolio of securities held-to-maturity at December 31, 2021 and 2020.

	December 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In Thousands)
Municipal Bonds	$10,017	$7	$267	$9,757
Mortgage-backed securities – residential:
Government National Mortgage Association	$656	$19	$—	$675
Federal Home Loan Mortgage Corporation	1,059	—	5	1,054
Federal National Mortgage Association	2,695	23	6	2,712
Collateralized mortgage obligations – GSE	3,453	18	49	3,422
	$7,863	$60	$60	$7,863
	$17,880	$67	$327	$17,620

	December 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In Thousands)
Municipal Bonds	$4,189	$—	$—	$4,189
Mortgage-backed securities – residential:
Government National Mortgage Association	$933	$25	$—	$958
Federal Home Loan Mortgage Corporation	59	—	1	58
Federal National Mortgage Association	1,097	45	—	1,142
Collateralized mortgage obligations – GSE	1,104	68	—	1,172
	$3,193	$138	$1	$3,330
	$7,382	$138	$1	$7,519

Northeast Community Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 6 – Securities Held-to-Maturity (continued)

Contractual final maturities of mortgage-backed securities and municipal bonds were as follows at December 31, 2021:

	December 31, 2021
	Amortized	Fair
	Cost	Value

	(In Thousands)
Due within one year	$538	$739
Due after one but within five years	1,779	2,173
Due after five but within ten years	1,652	1,889
Due after ten years	13,911	12,819
	$17,880	$17,620

The maturities shown above are based upon contractual final maturity.  Actual maturities will differ from contractual maturities due to scheduled monthly repayments and due to the underlying borrowers having the right to prepay their obligations.

The age of unrealized losses and the fair value of related securities held-to-maturity were as follows:

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

	(In Thousands)
December 31, 2021:
Municipal Bonds	$9,134	$267	$—	$—	$9,134	$267
Mortgage-backed securities – residential:
Federal Home Loan Mortgage Corporation	$1,004	$5	$—	$—	$1,004	$5
Federal National Mortgage Association	2,035	6	—	—	2,035	6
Collateralized mortgage obligations – GSE	907	49	—	—	907	49
	3,946	60	—	—	3,946	60
	$13,080	$327	$—	$—	$13,080	$327

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

	(In Thousands)
December 31, 2020:
Federal Home Loan Mortgage Corporation	$42	$1	$—	$—	$42	$1
	$42	$1	$—	$—	$42	$1

At December 31, 2021, four mortgage-backed security and three municipal bonds had unrealized loss.  Management concluded that the unrealized loss reflected above was temporary in nature since the unrealized loss was related primarily to market interest rates for the mortgage-backed security and discounted yields for the municipal bonds, and not related to the underlying credit quality of the issuers of the securities. Additionally, the Company has the ability and intent to hold the securities for the time necessary to recover the amortized cost.  At December 31, 2020, there was one mortgage-backed security with unrealized loss.one mortgage-backed security had unrealized loss.  Management concluded that the unrealized loss reflected above for the mortgage-backed security was temporary in nature since the loss was related primarily to market interest rates and not related to the underlying credit quality of

Northeast Community Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 6 – Securities Held-to-Maturity (continued)

the issuer of the security.  Additionally, the Company has the ability and intent to hold the security for the time necessary to recover the amortized cost.

Note 7 - Loans Receivable and the Allowance for Loan Losses

The composition of loans were as follows at December 31:

	December 31,
	2021	2020

	(In Thousands)
Residential real estate:
One-to-four family	$7,189	$6,170
Multi-family	84,425	90,506
Mixed-use	28,744	30,508
Total residential real estate	120,358	127,184
Non-residential real estate	50,016	60,665
Construction	683,830	545,788
Commercial and industrial	118,378	90,577
Consumer	269	494
Total Loans	972,851	824,708
Allowance for loan losses	(5,242)	(5,088)
Deferred loan (fees) costs, net	484	113
	$968,093	$819,733

Loans serviced for the benefit of others totaled approximately $14,610,000 and $11,876,000 at December 31, 2021 and 2020, respectively.  The value of mortgage servicing rights was not material at December 31, 2021 and 2020.  The Company did not issue PPP loans associated with the CARES Act in 2021 and 2020.

The Company had no loans to related parties at December 31, 2021 and 2020.  In addition, the Company did not originate any loans to related parties in 2021 and 2020.

The Company sold loan participations totaling $14.6 million in 2021 and sold no loan participations in 2020.

Northeast Community Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 7 - Loans Receivable and the Allowance for Loan Losses (continued)

The following is an analysis of the activity in the allowance for loan losses and related information concerning loan balances:

As of and For the Year Ended December 31, 2021:

		Non-		Commercial
	Residential	residential		and
	Real Estate	Real Estate	Construction	Industrial	Consumer	Unallocated	Total

	(In Thousands)
Allowance for loan losses:
Ending balance	$571	$381	$3,143	$973	$10	$164	$5,242
Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Ending balance: collectively evaluated for impairment	$571	$381	$3,143	$973	$10	$164	$5,242
Loans receivable:
Ending balance	$120,358	$50,016	$683,830	$118,378	$269	$—	$972,851
Ending balance: individually evaluated for impairment	$876	$746	$—	$—	$—	$—	$1,622
Ending balance: collectively evaluated for impairment	$119,482	$49,270	$683,830	$118,378	$269	$—	$971,229

As of and For the Year Ended December 31, 2020:

		Non-		Commercial
	Residential	residential		and
	Real Estate	Real Estate	Construction	Industrial	Consumer	Unallocated	Total

	(In Thousands)
Allowance for loan losses:
Ending balance	$707	$519	$3,068	$774	$20	$—	$5,088
Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Ending balance: collectively evaluated for impairment	$707	$519	$3,068	$774	$20	$—	$5,088
Loans receivable:
Ending balance	$127,184	$60,665	$545,788	$90,577	$494	$—	$824,708
Ending balance: individually evaluated for impairment	$2,009	$4,461	$—	$—	$—	$—	$6,470
Ending balance: collectively evaluated for impairment	$125,175	$56,204	$545,788	$90,577	$494	$—	$818,238

Northeast Community Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 7 - Loans Receivable and the Allowance for Loan Losses (continued)

The activity in the allowance for loan loss by loan class for the years ended December 31, 2021 and 2020 was as follows:

		Non-		Commercial
	Residential	residential		and
	Real Estate	Real Estate	Construction	Industrial	Consumer	Unallocated	Total

	(In Thousands)
Allowance for loan losses:
Balance - December 31, 2020	$707	$519	$3,068	$774	$20	$—	$5,088
Charge-offs	—	(3,593)	—	—	(23)	—	(3,616)
Recoveries	150	2	—	—	8	—	160
Provision (Benefit)	(286)	3,453	75	199	5	164	3,610
Balance - December 31, 2021	$571	$381	$3,143	$973	$10	$164	$5,242

		Non-		Commercial
	Residential	residential		and
	Real Estate	Real Estate	Construction	Industrial	Consumer	Unallocated	Total

	(In Thousands)
Allowance for loan losses:
Balance - December 31, 2019	$605	$503	$2,692	$566	$71	$174	$4,611
Charge-offs	—	(65)	—	(271)	(28)	—	(364)
Recoveries	3	9	—	15	—	—	27
Provision (Benefit)	99	72	376	464	(23)	(174)	814
Balance - December 31, 2020	$707	$519	$3,068	$774	$20	$—	$5,088

During the year ended December 31, 2021, the provision expenses recorded were primarily attributed to the previously disclosed charge-off of $3.6 million in 2021 regarding a non-residential bridge loan secured by real estate with a balance of $3.6 million. The loan is secured by commercial real estate located in Greenwich, Connecticut and guaranteed by the two borrowers.  The loan was originated in 2016 as a two-year bridge loan and, upon the borrower’s failure to satisfy the loan at the maturity date, the loan was accelerated and a foreclosure action was instituted.  The loan remains in foreclosure but is subject to Connecticut’s continuing foreclosure backlog.  The property securing the loan is subject to a parking easement and based on a recently updated appraisal showing the property’s value with the parking easement to be zero, the Company has determined to write off the $3.6 million loan as a non-cash charge against the allowance for loan losses. The Company intends to aggressively seek recovery of all amounts due from the personal guarantors of the loan.  However, the recovery process is uncertain and might take an extended period of time to resolve this matter.  In the event the Company is successful against the guarantors, any recovery received would be added back to the allowance for loan losses and an analysis will be performed at that time to determine the appropriateness of recognizing the recovery into income.

Additionally the provision expenses recorded for commercial and industrial loan and construction loan segments were primarily due to increased loan balances, and the credit provision recorded for residential real estate loan segment was due to decreased loan balance.

During the year ended December 31, 2020, the provision expenses recorded were primarily attributed to the perceived potential credit risk associated with the COVID-19 pandemic, although no specific or probable losses were identified at that time, as well as increased loan balances in construction loan and commercial and industrial loan segments.

Northeast Community Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 7 - Loans Receivable and the Allowance for Loan Losses (continued)

The following table shows our recorded investment, unpaid principal balance and allocated allowance for loan losses for loans that were considered impaired at:

As of and for the Year Ended December 31, 2021:

	Recorded	Unpaid Principal	Related	Average Recorded	Interest Income
2021	Investment	Balance	Allowance	Investment	Recognized

	(In Thousands)
With no related allowance recorded:
Residential real estate	$876	$876	$—	$1,986	$86
Non-residential real estate	746	813	—	3,891	36
Construction	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
	1,622	1,689	—	5,877	122
With an allowance recorded	—	—	—	—	—

Total:
Residential real estate	876	876	—	1,986	86
Non-residential real estate	746	813	—	3,891	36
Construction	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
	$1,622	$1,689	$—	$5,877	$122

As of and for the Year Ended December 31, 2020:

	Recorded	Unpaid Principal	Related	Average Recorded	Interest Income
2020	Investment	Balance	Allowance	Investment	Recognized

	(In Thousands)
With no related allowance recorded:
Residential real estate	$2,009	$2,009	$—	$2,666	$87
Non-residential real estate	4,461	4,526	—	4,371	50
Construction	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
	6,470	6,535	—	7,037	137
With an allowance recorded	—	—	—	—	—

Total:
Residential real estate	2,009	2,009	—	2,666	87
Non-residential real estate	4,461	4,526	—	4,371	50
Construction	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
	$6,470	$6,535	$—	$7,037	$137

Northeast Community Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 7 - Loans Receivable and the Allowance for Loan Losses (continued)

The following table sets forth the composition of our nonaccrual loans at the dates indicated.

Loans Receivable on Nonaccrual Status as of December 31:

	December 31,	December 31,
	2021	2020
	(In Thousands)
Non-residential real estate	$—	$3,572
	$—	$3,572

On non-accrual loans, the Company did not recognized any interest income during the year ended December 31, 2021 and 2020.  Interest income that would have been recorded had the loans been on accrual status would have amounted to approximately $173,000 and $236,000 for the years ended December 31, 2021 and 2020, respectively. The Company is not committed to lend additional funds to borrowers whose loans have been placed on non-accrual status.  In 2021, the Company did not collect any interest income from a loan that was in non-accrual status. In 2020, the Company collected $85,000 in interest income from a loan that was in non-accrual status in 2019 and was satisfied in 2020.

The following tables provide information about delinquencies in our loan portfolio at the dates indicated.

Age Analysis of Past Due Loans as of December 31, 2021:

							Recorded
							Investment >
	30 – 59 Days	60 – 89 Days	Greater Than	Total Past		Total Loans	90 Days and
	Past Due	Past Due	90 Days	Due	Current	Receivable	Accruing

	(In Thousands)
Residential real estate:
One- to four-family	$—	$—	$—	$—	$7,189	$7,189	$—
Multi-family	—	—	—	—	84,425	84,425	—
Mixed-use	—	—	—	—	28,744	28,744	—
Non-residential real estate	—	—	—	—	50,016	50,016	—
Construction loans	—	—	—	—	683,830	683,830	—
Commercial and industrial loans	—	—	—	—	118,378	118,378	—
Consumer	—	—	—	—	269	269	—
	$—	$—	$—	$—	$972,851	$972,851	$—

Northeast Community Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 7 - Loans Receivable and the Allowance for Loan Losses (continued)

Age Analysis of Past Due Loans as of December 31, 2020:

							Recorded
							Investment
	30 – 59 Days	60 – 89 Days	Greater Than	Total Past		Total Loans	> 90 Days and
	Past Due	Past Due	90 Days	Due	Current	Receivable	Accruing

	(In Thousands)
Residential real estate:
One- to four-family	$—	$—	$—	$—	$6,170	$6,170	$—
Multi-family	—	—	—	—	90,506	90,506	—
Mixed-use	—	—	—	—	30,508	30,508	—
Non-residential real estate	—	—	3,572	3,572	57,093	60,665	—
Construction loans	—	—	—	—	545,788	545,788	—
Commercial and industrial loans	—	—	—	—	90,577	90,577	—
Consumer	—	—	—	—	494	494	—
	$—	$—	$3,572	$3,572	$821,136	$824,708	$—

The following tables provide certain information related to the credit quality of our loan portfolio.

Credit Risk Profile by Internally Assigned Grade as of December 31, 2021:

	Residential	Non-residential		Commercial
	Real Estate	Real Estate	Construction	and Industrial	Consumer	Total

	(In Thousands)
Grade:
Pass	$120,358	$49,270	$683,830	$118,378	$269	$972,105
Special Mention	—	—	—	—	—	—
Substandard	—	746	—	—	—	746
Doubtful	—	—	—	—	—	—
	$120,358	$50,016	$683,830	$118,378	$269	$972,851

Credit Risk Profile by Internally Assigned Grade as of December 31, 2020:

	Residential	Non-residential		Commercial
	Real Estate	Real Estate	Construction	and Industrial	Consumer	Total

	(In Thousands)
Grade:
Pass	$127,184	$56,943	$545,788	$90,276	$494	$820,685
Special Mention	—	—	—	301	—	301
Substandard	—	3,722	—	—	—	3,722
Doubtful	—	—	—	—	—	—
	$127,184	$60,665	$545,788	$90,577	$494	$824,708

Northeast Community Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 7 - Loans Receivable and the Allowance for Loan Losses (continued)

Troubled Debt Restructuring:

The following table shows our recorded investment for loans classified as Trouble Debt Restructuring (TDR) that are performing according to their restructured terms at the periods indicated:

	December 31,
	2021		2020
	Number of	Recorded	Number of	Recorded
	contracts	Investment	contracts	Investment

	(Dollars in Thousands)
Residential Real Estate - Multi-family	—	$—	1	$1,098
Residential Real Estate - Mixed-use	2	876	2	911
Non-residential real estate	2	746	2	739
Total performing	4	$1,622	5	$2,748

The following is a summary of interest foregone on loans classified as TDR for the years ended December 31:

	Year Ended December 31,
	2021	2020

	(In Thousands)
Interest income that would have been recognized had the loans performed in accordance with their original terms	$154	$185
Less: Interest income included in the results of operations	122	125
Total foregone interest	$32	$60

There were no loans modified that were deemed troubled debt restructuring during the years ended December 31, 2021 and 2020.  During the years ended December 31, 2021 and 2020, none of the loans that were modified during the previous twelve months had defaulted.

Note 8 - Premises and Equipment, Net

	December 31,	December 31,
	2021	2020

	(In Thousands)
Land	$6,432	$3,872
Buildings and improvements	19,786	16,782
Leasehold improvements	1,741	1,737
Furnishings and equipment	7,785	7,179
	35,744	29,570
Accumulated depreciation and amortization	(11,837)	(10,895)
	$23,907	$18,675

Depreciation expense on premises and equipment for the fiscal years ended December 31, 2021 and 2020 totaled $1.1 million and $1.1 million, respectively.

Northeast Community Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 9 - Accrued Interest Receivable, Net

	December 31,	December 31,
	2021	2020

	(In Thousands)
Loans receivable	$4,204	$4,420
Securities	79	16
	4,283	4,436
Allowance for uncollected interest	—	(598)
	$4,283	$3,838

Note 10 - Goodwill and Intangible Assets

Goodwill and intangible assets at December 31 are summarized as follows:

	December 31,	December 31,
	2021	2020

	(In Thousands)
Goodwill	$1,310	$1,310
Accumulative goodwill impairment	(659)	(659)
Goodwill, net of charge-off	$651	$651

The Company did not identify any impairment of goodwill during the year ended December 31, 2021. The Company identified $98,000 in goodwill impairment during the year ended December 31, 2020.

Note 11 - Real Estate Owned (“REO”)

The Company owned one foreclosed property valued at approximately $1,996,000 and $1,996,000 at both December 31, 2021 and 2020, consisting of an office building located in Pennsylvania.  The property was acquired through foreclosure in December 2014.

Further declines in real estate values may result in impairment charges in the future. Routine holding costs are charged to expense as incurred and improvements to real estate owned that enhance the value of the real estate are capitalized.  REO expense recorded in the consolidated statements of income, including loss on sales and write-downs, amounted to $93,000 and $313,000 during the years ended December 31, 2021 and 2020.

Note 12– Property Held For Investment

Property held for investment at December 31 are summarized as follows:

	December 31,	December 31,
	2021	2020

	(In Thousands)
Land	$500	$500
Buildings and improvements	1,442	1,442
	1,942	1,942
Accumulated depreciation and amortization	(461)	(424)
	$1,481	$1,518

The Company owned one property at December 31, 2021 and 2020 consisting of a former branch office located in Plymouth, Massachusetts.  The property is currently leased to a car rental company to generate current income for the Company.

Northeast Community Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 13 – Deposits

Total deposits at December 31, 2021 and 2020 and the weighted average rate of deposits are as follows:

	December 31,
	2021		2020
		Weighted Average		Weighted Average
	Amount	Interest Rate	Amount	Interest Rate

	(Dollars in Thousands)
Demand deposits:
Non-interest bearing	$330,853	—%	$221,371	—%
NOW and money market	118,420	0.53%	100,945	0.50%
Total	449,273	0.14%	322,316	0.16%
Savings accounts	184,896	0.63%	101,693	0.33%
Certificates of deposit maturing in:
One year or less	189,247	0.89%	211,834	1.38%
After one to two years	35,677	1.23%	71,381	1.39%
After two to three years	16,950	1.82%	8,962	1.95%
After three to four years	38,373	0.63%	10,516	2.43%
After four years	12,748	1.31%	45,004	0.81%
Total	292,995	0.97%	347,697	1.35%
	$927,164	0.50%	$771,706	0.72%

As of December 31, 2021 and 2020, certificates of deposits equal to or in excess of $250,000 totaled approximately $134,733,000 and $158,092,000, respectively.  At December 31, 2021 and 2020, the demand deposit overdrafts totaled $233,000 and $452,000.

The aggregate amount of brokered deposits was $44.6 million and $70.7 million as of December 31, 2021 and 2020, respectively.  At December 31, 2021 and 2020, the Company also had $22.3 million and $8.5 million, respectively, in Insured Cash Sweep (“ICS”) reciprocal money market deposits, which are no longer considered fully-insured brokered deposits as defined in the FDIC call report instructions.

The ICS money market deposits were obtained from six retail depositors and then transferred into the ICS Network in order to obtain full FDIC insurance coverage for our customers.  These types of deposits are known in the ICS Network as reciprocal deposits, which the Company considers as core deposits and not brokered deposits.

Interest expense on deposits consists of the following:

	Years Ended December 31,
	2021	2020

	(In Thousands)
Demand deposits	$696	$734
Savings accounts	328	626
Certificates of deposit	3,335	7,894
	$4,359	$9,254

Northeast Community Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 14 – Federal Home Loan Bank of New York (“FHLB”) Advances

FHLB advances are summarized as follows at December 31:

	December 31,
	2021		2020
		Weighted Average		Weighted Average
	Amount	Interest Rate	Amount	Interest Rate

	(Dollars in Thousands)
Advances maturing in:
One year or less	$7,000	2.79%	$14,000	2.81%
After one to three years	14,000	2.85%	7,000	2.86%
After three to four years	—	—%	—	—%
After five years (due 2030)	7,000	1.61%	7,000	1.61%
	$28,000	2.52%	$28,000	2.52%

At December 31, 2021, none of the above advances were subject to early call or redemption features.  All advances had fixed interest rates and the term of the advance ranges between 2 and 10 years.  At December 31, 2021, the advances were secured by a pledge of the Company’s investment in the capital stock of the FHLB and a blanket assignment of the Company’s otherwise unpledged qualifying mortgage loans. At December 31, 2021, these unpledged qualifying mortgage loans were not pledged to any company other than the FHLB.  At December 31, 2021, the Company had the ability to borrow $29.4 million, net of $28.0 million in outstanding advances, from the FHLB and $8.0 million from ACBB.

Note 15 - Income Taxes

The Bank qualifies as a savings institution under the provisions of the Internal Revenue Code and was, therefore, prior to January 1, 1996, permitted to deduct from taxable income an allowance for bad debts based upon eight percent of taxable income before such deduction, less certain adjustments.  Retained earnings at December 31, 2021 and 2020, include approximately $4.1 million of such bad debt deductions which, in accordance with U.S. GAAP is considered a permanent difference between the book and income tax basis of loans receivable, and for which deferred income taxes have not been provided.  If such amount is used for purposes other than for bad debt losses, including distributions in liquidation, it will be subject to income tax at the then current rate.

The components of provision for income taxes are summarized as follows:

	Years Ended December 31,
	2021	2020

	(In Thousands)
Current tax expense	$3,551	$3,315
Deferred tax expense	118	(33)
	$3,669	$3,282

The following table presents a reconciliation between the reported income taxes and the income taxes, which would be computed by applying the existing federal income tax rate of 21% for 2021 and 2020 to income before taxes:

	Years Ended December 31,
	2021	2020

	(Dollars In Thousands)
Federal income tax at statutory rates	$3,271	$3,278
State and city tax, net of federal income tax effect	506	183
Non-taxable income on bank owned life insurance	(126)	(128)
Other	18	(51)
	$3,669	$3,282
Effective Income Tax Rate	23.6%	21.0%

Northeast Community Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 15 – Income Taxes (continued)

The tax effects of significant items comprising the net deferred tax asset are as follows:

	December 31,
	2021	2020

	(In Thousands)
Deferred tax assets:
Allowance for loan losses	$1,238	$1,207
State net operating loss carryforwards	82	89
Reserve for uncollected interest	—	141
Benefit plans	1,562	1,449
Accumulated other comprehensive loss – DRP	44	56
Total Deferred Tax Assets	2,926	2,942
Deferred tax liability:
Depreciation	403	297
Goodwill	133	112
Other	227	240
Total Deferred Tax Liabilities	763	649
Net Deferred Tax Assets Included in Other Assets	$2,163	$2,293

The Company has state net operating loss (NOL) carryforwards totaling approximately $3,100,000 at December 31, 2021 that are available to be carried forward to future years.  These NOL carryforwards will start to expire beginning in 2035 if not fully utilized.

At December 31, 2021, the Company had no valuation allowance because the Company determined there will be enough future New York State taxable income to utilize the New York State deferred tax assets.

Note 16 - Other Non-Interest Expenses

The following is an analysis of other non-interest expenses:

	Years Ended December 31,
	2021	2020

	(In Thousands)
Other	$1,947	$2,047
Service contracts	915	807
Consulting expense	1,043	763
Telephone	578	551
Directors compensation	540	520
Audit and accounting	498	361
Insurance	303	329
Director, officer, and employee expense	272	286
Legal fees	231	283
Office supplies and stationary	129	128
Recruiting expense	29	5
	$6,485	$6,080

Northeast Community Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 17 - Benefits Plans

Outside Director Retirement Plan (“DRP”)

The DRP is an unfunded non-contributory defined benefit pension plan covering all non-employee directors meeting eligibility requirements as specified in the plan document.  The following table sets forth the funded status of the DRP and components of net pension periodic expense measured as of December 31:

	Years Ended December 31,
	2021	2020

	(Dollars In Thousands)
Projected benefit obligation – beginning	$2,046	$1,851
Service cost	124	125
Interest cost	48	39
Actuarial (gain) loss	(27)	135
Prior service cost	—	—
Benefits Paid	(104)	(104)
Projected benefit obligation – ending	$2,087	$2,046
Funded status – accrued liability included in accounts payable and accrued expenses	$2,087	$2,046
Accumulated benefit obligation	$1,947	$1,900
Discount rate	2.45%	2.02%
Rate of increase in future compensation levels	2.00%	2.00%

	Years Ended December 31,
	2021	2020

	(Dollars In Thousands)
Net periodic pension expense:
Service cost	$124	$125
Interest cost	48	39
Actuarial loss recognized	31	14
Prior service cost recognized	—	15
Total net periodic pension expense included in other non-interest expenses	$203	$193
Discount rate	2.45%	2.02%
Rate of increase in future compensation levels	2.00%	2.00%

Benefit payments, which reflect expected future service as appropriate, are expected to be paid for the years ending December 31 as follows (in thousands):

2022	$104
2023	104
2024	206
2025	192
2026	206
2027 to 2031	1,012

At December 31, 2021 and 2020, unrecognized net gain of $27,000 and unrecognized net loss of $136,000, respectively, were included in accumulated other comprehensive income.

Supplemental Executive Retirement Plan (“SERP”)

The SERP is a non-contributory defined benefit plan that covers certain officers of the Company.  Under the SERP, each of these individuals will be entitled to receive upon retirement an annual benefit paid in monthly installments equal to 50% of his average base salary in the three-year period preceding retirement.  Each individual may also retire

Northeast Community Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 17 - Benefits Plans (continued)

Supplemental Executive Retirement Plan (“SERP”)(continued)

early and receive a reduced benefit upon the attainment of certain age and years of service combination.  Additional terms related to death while employed, death after retirement, disability before retirement and termination of employment are fully described within the plan document.  The benefit payment term is the greater of 15 years or the executives remaining life.  No benefits are expected to be paid during the next five years.

During the years ended December 31, 2021 and 2020, expenses of $455,000 and $303,000, respectively, were recorded for this plan and are reflected in the Consolidated Statements of Income under Salaries and Employee Benefits.  At December 31, 2021 and 2020, a liability for this plan of $3,778,000 and $3,322,000, respectively, is included in the Consolidated Statements of Financial Condition under Accounts Payable and Accrued Expenses.

401(k) Plan

The Company maintains a 401(k) plan for all eligible employees.  Participants are permitted to contribute from 1% to 15% of their annual compensation up to the maximum permitted under the Internal Revenue Code.  The Company provided no matching contribution in 2021 and 2020.

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

Each year, the Bank makes discretionary contributions to the ESOP equal to the principal and interest payment required on the loan from the Company. The ESOP may further pay down the principal balance of the loans by using dividends paid, if any, on the shares of Company common stock it owns. The balance remaining on the first ESOP loan was $1,703,000 and $2,051,000 at December 31, 2021 and 2020. The balance remaining on the second ESOP loan was $7,270,000 at December 31, 2021.

Shares purchased with the loan proceeds serve as collateral for the loan and are held in a suspense account for future allocation among ESOP participants.  As the loan principal is repaid, shares will be released from the suspense account and become eligible for allocation.  The allocation among plan participants will be as described in the ESOP governing document.

ESOP shares initially pledged as collateral were recorded as unearned ESOP shares in the stockholders’ equity section of the consolidated statement of financial condition.  Thereafter, on a monthly basis over the terms of the ESOP loans, approximately 2,894 shares for the ESOP established in 2006 and approximately 4,348 shares for the ESOP established in 2021 are committed to be released respectively. Compensation expense is recorded equal to the shares committed to be released multiplied by the average closing price of the Company’s stock during that month.  ESOP expense during the years ended December 31, 2021 and 2020, totaled approximately $931,000 and $258,000, respectively.  Dividends on unallocated shares, which totaled approximately $115,000 and $19,000 during 2021 and 2020, respectively, are recorded as a reduction of the ESOP loan.  Dividends on allocated shares, which totaled approximately $63,000 and $43,000 during 2021 and 2020, respectively, are charged to retained earnings.

Northeast Community Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 17 - Benefits Plans (continued)

Employee Stock Ownership Plan (“ESOP”)(continued)

ESOP shares are summarized as follows:

	December 31,
	2021	2020
Allocated shares¹	521,012	486,278
Shares committed to be released¹	86,910	34,734
Unearned shares¹	869,487	173,671
Total ESOP Shares¹	1,477,409	694,683
Less allocated shares distributed to former or retired employees¹	(106,369)	(102,522)
Total ESOP Shares Held by Trustee¹	1,371,040	592,161
Fair value of unearned shares	$9,677,390	$1,684,865

¹Shares amounts related to periods prior to the July 12, 2021 closing of the Company’s second-step conversion offering have been restated to give retroactive recognition to the 1.3400 exchange ratio applied in the conversion offering.

Note 18 - Leases

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

Northeast Community Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 18 – Leases (continued)

The quantitative data relates to the Company’s leases are as follows (in thousands):

	December 31,	December 31,
	2021	2020
Finance Lease Amounts:
ROU asset	$359	$363
Lease liability	$496	$460
Operating Lease Amounts:
ROU assets	$2,564	$3,094
Lease liabilities	$2,604	$3,115
Finance Lease Cost
Amortization of ROU asset	$4	$4
Interest on lease liability	$36	$36
Operating Lease Costs	$566	$487
Cash paid for amounts included in the measurement of lease liabilities
Finance lease	$(36)	$(36)
Operating leases	$545	$472
Weighted-average remaining lease term
Finance lease	95 years	96 years
Operating leases	7.02	7.61
Weighted-average discount rate
Finance lease	9.50%	9.50%
Operating leases	1.22%	1.34%

Maturities of lease liabilities at December 31, 2021 are as follows (in thousands):

	Operating	Finance
	Leases	Lease
Years ended December 31:
2022	$549	$30
2023	423	30
2024	333	30
2025	302	30
2026	235	31
Thereafter	875	4,055
Total lease payments	$2,717	$4,206
Interest	(113)	(3,710)
Lease liability	$2,604	$496

Note 19 – Contingencies

The Company and Bank are also subject to claims and litigation that arise primarily in the ordinary course of business.  Based on information presently available and advice received from legal counsel representing the Company and Bank in connection with such claims and litigation, it is the opinion of management that the disposition or ultimate determination of such claims and litigation will not have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.

Northeast Community Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 20 - Fair Value Disclosures

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

The three levels of the fair value hierarchy are as follows:

Level 1:	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2:	Quoted prices in markets that are not active, or inputs that are observable either directly or indirectly, for substantially the full term of the asset or liability.

Level 3:	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported with little or no market activity).

An asset’s or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.  The following table sets forth the Company’s assets that are carried at fair value on a recurring basis and the level that was used to determine their fair value at December 31:

	Quoted Prices in		Significant Other		Significant		Total Carried
	Active Markets for		Observable		Unobservable		at Fair
	Identical Assets		Inputs		Inputs		Value on a
	(Level 1)		(Level 2)		(Level 3)		Recurring Basis
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
Description	2021	2020	2021	2020	2021	2020	2021	2020
Assets:
Marketable equity securities:
Mutual funds	$19,943	$10,332	$—	$—	$—	$—	$19,943	$10,332
Mortgage-backed securities
FHLMC	—	—	1	2	—	—	1	2
Total assets	$19,943	$10,332	$1	$2	$—	$—	$19,944	$10,334

There were no transfers between Level 1 and 2 during the years ended December 31, 2021 and 2020. The Company did not have any liabilities that were carried at fair value on a recurring basis at December 31, 2021 and 2020.

Northeast Community Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 20 – Fair Value Disclosures (continued)

The following table sets forth the Company’s assets that are carried at fair value on a non-recurring basis and the level that was used to determine their fair value, at December 31:

	Quoted Prices in		Significant Other		Significant		Total Carried
	Active Markets for		Observable		Unobservable		at Fair
	Identical Assets		Inputs		Inputs		Value on a
	(Level 1)		(Level 2)		(Level 3)		Non-Recurring Basis
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
Description	2021	2020	2021	2020	2021	2020	2021	2020

	(In Thousands)
Assets:
Impaired loans	$—	$—	$—	$—	$—	$150	$—	$150
Real estate owned	—	—	—	—	—	1,996	—	1,996
Total assets	$—	$—	$—	$—	$—	$2,146	$—	$2,146

The following tables present the qualitative information about non-recurring Level 3 fair value measurements of financial instruments at the periods indicated:

At December 31, 2021
	Fair	Valuation	Unobservable		Weighted
	Value	Technique	Input	Range	Average

(In Thousands)
Assets:
Impaired loans	$—	Income approach	Capitalization rate	—%	—%
Real estate owned	—	Income approach	Capitalization rate	—%	—%

	At December 31, 2020
	Fair	Valuation	Unobservable		Weighted
	Value	Technique	Input	Range	Average

	(In Thousands)
Assets:
Impaired loans	$150	Income approach	Capitalization rate	7.50%	7.50%
Real estate owned	1,996	Income approach	Capitalization rate	8.40%	8.40%

The Company did not have any liabilities that were carried at fair value on a non-recurring basis at December 31, 2021 and 2020.

The methods and assumptions used to estimate fair value at December 31, 2021 and 2020 are as follows:

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

A loan is considered impaired when, based upon current information and events; it is probable that the Company will be unable to collect all scheduled payments in accordance with the contractual terms of the loan.  Impaired loans that are collateral dependent are written down to fair value through the establishment of specific reserves, a component of the allowance for loan losses or through partial charge-offs, and as such are carried at the lower of cost or the fair value.  Estimates of fair value of the collateral are determined based on a variety of information, including available valuations from certified appraisers for similar assets, present value of discounted cash flows and inputs that are

Northeast Community Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 20 - Fair Value Disclosures (continued)

estimated based on commonly used and generally accepted industry liquidation advance rates and estimates and assumptions developed by management. The appraisals may be adjusted by management for estimated liquidation expenses and qualitative factors such as economic conditions.  If real estate is not the primary source of repayment, present value of discounted cash flows and estimates using generally accepted industry liquidation advance rates are utilized.  Due to the multitude of assumptions, many of which are subjective in nature, and the varying inputs and techniques used by appraisers, the Company recognizes that valuations could differ across a wide spectrum of valuation techniques employed and accordingly, fair value estimates for impaired loans are classified as Level 3.

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

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at December 31, 2021 and 2020:

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

Northeast Community Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 20 - Fair Value Disclosures (continued)

Securities (continued)

The carrying amounts and estimated fair value of our financial instruments are as follows:

			Fair Value at December 31, 2021
			Quoted
			Prices in
			Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
	Carrying		Assets	Inputs	Inputs
(In thousands)	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Cash and cash equivalents	$152,269	$152,269	$152,269	$—	$—
Certificates of deposit	100	100	—	100	—
Marketable equity securities	19,943	19,943	19,943	—	—
Securities available for sale	1	1	—	1	—
Securities held to maturity	17,880	17,620	—	17,620	—
Loans receivable	968,093	968,247	—	—	968,247
Investments in restricted stock	1,569	1,569	—	1,569	—
Accrued interest receivable	4,283	4,283	—	4,283	—
Financial Liabilities
Deposits	927,164	929,003	—	929,003	—
FHLB of New York advances	28,000	28,283	—	28,283	—
Accrued interest payable	—	—	—	—	—

			Fair Value at December 31, 2020
			Quoted
			Prices in
			Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
	Carrying		Assets	Inputs	Inputs
(In thousands)	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Cash and cash equivalents	$69,191	$69,191	$69,191	$—	$—
Certificates of deposit	100	100	—	100	—
Marketable equity securities	10,332	10,332	10,332	—	—
Securities available for sale	2	2	—	2	—
Securities held to maturity	7,382	7,519	—	7,519	—
Loans receivable	819,733	823,996	—	—	823,996
Investments in restricted stock	1,595	1,595	—	1,595	—
Accrued interest receivable	3,838	3,838	—	3,838	—
Financial Liabilities
Deposits	771,706	776,413	—	776,413	—
FHLB of New York advances	28,000	29,292	—	29,292	—
Accrued interest payable	8	8	—	8	—

Northeast Community Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 21 – Related Party Transactions

At December 31, 2021 and 2020, there were no outstanding loans to a related party.  Deposits of related parties at the Company totaled $1.7 million and $1.6 million at December 31, 2021 and 2020, respectively.

Kevin P. O’Malley is an attorney with Kevin P. O’Malley, P.C., a law firm that provides construction loan closing services to borrowers of the Company.  During the fiscal year ended December 31, 2021 and 2020, construction loan borrowers of the Company paid $779,687 and $536,106 respectively in legal fees to Mr. O’Malley’s law firm in connection with closing of construction loans.  In addition, in fiscal year 2021 and 2020, the Company paid Mr. O’Malley’s law firm $26,000 and $3,000 for legal services provided on a corporate related matter.

Note 22 – Revenue Recognition

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

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset).  A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer.  The Company’s noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals such as referral fees based month end reports.  Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized.  The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances.  As of December 31, 2021, the Company did not have any significant contract balances.

All of the Company’s revenue from contracts with customers within the scope of ASC 606 is recognized within noninterest income. The following table presents the Company’s sources of noninterest income for the years ended December 31, 2021 and 2020.  Sources of revenue outside the scope of ASC 606 are noted as such:

	December 31,
	2021	2020

	(In Thousands)
Non-interest income:
Deposit-related fees and charges	$71	$77
Loan-related fees and charges(1)	828	539
Electronic banking fees and charges	669	429
Gain (loss) on disposition of equipment(1)	7	(61)
Income from bank owned life insurance(1)	600	609
Investment advisory fees	514	425
Unrealized gain (loss) on equity securities(1)	(389)	288
Miscellaneous(1)	54	207
Total non-interest income	$2,354	$2,513
(1)	Not within the scope of ASC 606.

Northeast Community Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 22 – Revenue Recognition (continued)

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

Note 23 – Recent Accounting Pronouncements

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

Northeast Community Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 23 – Recent Accounting Pronouncements (continued)

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

ASU 2021-01 - Reference Rate Reform (Topic 848)

In January 2021, the FASB issued ASU No. 2021-01, "Reference Rate Reform (Topic 848)". The amendments in this update clarify that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. Specifically, certain provisions in Topic 848, if elected by an entity, apply to derivative instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform. Amendments in this update to the expedients and exceptions in Topic 848 capture the incremental consequences of the scope clarification and tailor the existing guidance to derivative instruments affected by the discounting transition. ASU No. 2021-01 became immediately effective for all entities, which may elect to apply the update retrospectively as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively to new modifications from any date within an interim period that includes or is subsequent to the issuance date of ASU No. 2021-01 up to the date that financial statements are available to be issued. In addition, ASU No.2021-01 applies to all contract modifications made through December 31, 2022. We are evaluating the impacts of this ASU and have not yet determined whether LIBOR transition and this ASU will have material effects on our business operations and consolidated financial statements. The amendments in this update apply to contract modifications that replace a

Northeast Community Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 23 – Recent Accounting Pronouncements (continued)

reference rate reform and contemporaneous modifications of other terms related to the replacement of the reference rate.

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

Note 24 - Subsequent Events

The Company has evaluated subsequent events for potential recognition and/or disclosure through the date these consolidated financial statements were issued.

Note 25 – Parent Company Only Financial Information

The following are the condensed financial statements for Northeast Community Bancorp, Inc. (Parent company only) as of December 31, 2021 and 2020 and for the years then ended.

Condensed Statements of Financial Condition

	December 31,
	2021	2020

	(In Thousand)
Assets
Cash and due from banks	$44,388	$5,844
Investment in subsidiary	194,497	142,179
Loans receivable, net of allowance for loan losses of $29 and $29, respectively(1)	4,477	3,917
ESOP loan receivable	8,973	2,051
Total Assets	$252,335	$153,991
Liabilities and Stockholders’ Equity
Accounts payable and accrued expenses	$953	$166
Total Liabilities	953	166
Total Stockholders’ Equity	251,382	153,825
Total Liabilities and Stockholders’ Equity	$252,335	$153,991
(1)	Represents participation loans purchased from the Bank

Northeast Community Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 25 – Parent Company Only Financial Information (continued)

Condensed Statements of Operations and Comprehensive Income

	Years Ended December 31,
	2021	2020

	(In Thousand)
Interest income – loans	$287	$268
Interest income – ESOP loan	289	196
Interest income – interest-earning deposits	1	14
Provision for loan losses	—	(11)
Operating expenses	(248)	(208)
Income before Income Tax Expense and Equity in Undistributed Earnings of Subsidiary	329	259
Income tax expense	82	65
Income before Equity in Undistributed Earnings of Subsidiary	247	194
Equity in undistributed earnings of subsidiary	11,658	12,135
Net Income	$11,905	$12,329
Comprehensive Income	$11,951	$12,245

Statements of Cash Flow

	Years Ended December 31,
	2021	2020

	(In Thousand)
Cash Flows from Operating Activities
Net income	$11,905	$12,329
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiary	(11,658)	(12,135)
Provision for loan losses	—	11
(Increase) decrease in other liabilities	161	(3)
Net Cash Provided by Operating Activities	408	202
Cash Flows from Investing Activities
Repayment of ESOP loan	906	321
Net (increase) decrease in loans	(560)	430
Capital infusion to subsidiary	(47,511)	—
Net Cash (Used in) Provided by Investing Activities	(47,165)	751
Cash Flows from Financing Activities
Cash dividends paid	(2,261)	(1,008)
Loan to ESOP	(7,828)	—
Issuance of common stock	95,390	—
Net Cash Provided by (Used in) Financing Activities	85,301	(1,008)
Net Increase (Decrease) in Cash and Cash Equivalents	38,544	(55)
Cash and Cash Equivalents – Beginning	5,844	5,899
Cash and Cash Equivalents – Ending	$44,388	$5,844

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHEAST COMMUNITY BANCORP, INC.

Dated:	March 30, 2022	By:	/s/ Kenneth A. Martinek
Kenneth A. Martinek
Chairman and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Kenneth A. Martinek	Chairman and Chief Executive Officer	March 30, 2022
Kenneth A. Martinek	(Principal Executive Officer)

/s/ Jose M. Collazo	President, Chief Operating Officer and Director	March 30, 2022
Jose M. Collazo

/s/ Donald S. Hom	Executive Vice President and Chief Financial Officer	March 30, 2022
Donald S. Hom	(Principal Financial and Accounting Officer)

/s/ Diane B. Cavanaugh	Director	March 30, 2022
Diane B. Cavanaugh

/s/ Charles M. Cirillo	Director	March 30, 2022
Charles M. Cirillo

/s/ Eugene M. Magier	Director	March 30, 2022
Eugene M. Magier

/s/ Charles A. Martinek	Director	March 30, 2022
Charles A. Martinek

/s/ John F. McKenzie	Director	March 30, 2022
John F. McKenzie
/s/ Kevin P. O’Malley	Director	March 30, 2022
Kevin P. O’Malley

/s/ Kenneth H. Thomas	Director	March 30, 2022
Kenneth H. Thomas