Form 10-Q
period 2022-03-31
NorthEast Community Bancorp, Inc./MD/
filed 2022-05-13
CIK 1847398

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

As of May 13, 2022, there were 16,377,936 shares of the registrant’s common stock outstanding.

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

NORTHEAST COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	March 31,	December 31,
	2022	2021

	(In thousands, except share
	and per share amounts)
ASSETS
Cash and amounts due from depository institutions	$9,091	$8,344
Interest-bearing deposits	165,593	143,925
Total cash and cash equivalents	174,684	152,269
Certificates of deposit	100	100
Equity securities	19,309	19,943
Securities available-for-sale, at fair value	1	1
Securities held-to-maturity (fair value of $15,790 and $17,620, respectively)	17,639	17,880
Loans receivable	1,007,040	972,851
Deferred loan costs, net	512	484
Allowance for loan losses	(5,328)	(5,242)
Net loans	1,002,224	968,093
Premises and equipment, net	25,491	23,907
Investments in restricted stock, at cost	1,254	1,569
Bank owned life insurance	25,439	25,291
Accrued interest receivable	4,743	4,283
Goodwill	651	651
Real estate owned	1,996	1,996
Property held for investment	1,472	1,481
Right of Use Assets – Operating	2,430	2,564
Right of Use Assets – Financing	358	359
Other assets	3,568	4,683
Total assets	$1,281,359	$1,225,070
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing	$381,276	$330,853
Interest bearing	610,662	596,311
Total deposits	991,938	927,164
Advance payments by borrowers for taxes and insurance	2,271	1,884
Federal Home Loan Bank advances	21,000	28,000
Lease Liability – Operating	2,474	2,604
Lease Liability – Financing	505	496
Accounts payable and accrued expenses	8,798	13,540
Total liabilities	1,026,986	973,688

See notes to interim unaudited consolidated financial statements.

NORTHEAST COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (continued)

(Unaudited)

	March 31,	December 31,
	2022	2021

	(In thousands, except share
	and per share amounts)
Stockholders’ equity:
Preferred stock, $0.01 par value; 25,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 75,000,000 shares authorized; 16,377,936 shares issued; and 16,377,936 shares outstanding	$164	$164
Additional paid-in capital	145,376	145,335
Unearned Employee Stock Ownership Plan (“ESOP”) shares	(8,084)	(8,301)
Retained earnings	117,037	114,323
Accumulated other comprehensive loss	(120)	(139)
Total stockholders’ equity	254,373	251,382
Total liabilities and stockholders’ equity	$1,281,359	$1,225,070

See notes to interim unaudited consolidated financial statements.

NORTHEAST COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2022	2021

INTEREST INCOME:
Loans	$13,061	$11,727
Interest-earning deposits	54	10
Securities	158	83
Total Interest Income	13,273	11,820
INTEREST EXPENSE:
Deposits	1,178	1,282
Borrowings	161	174
Financing lease	9	9
Total Interest Expense	1,348	1,465
Net Interest Income	11,925	10,355
Provision for loan loss	—	17
Net Interest Income after Provision for Loan Losses	11,925	10,338
NON-INTEREST INCOME:
Other loan fees and service charges	391	322
Earnings on bank owned life insurance	148	147
Investment advisory fees	137	118
Unrealized loss on equity securities	(634)	(155)
Other	16	11
Total Non-Interest Income	58	443
NON-INTEREST EXPENSES:
Salaries and employee benefits	3,828	3,657
Occupancy expense	603	573
Equipment	290	249
Outside data processing	436	487
Advertising	54	24
Real estate owned expense	31	41
Other	1,978	1,523
Total Non-Interest Expenses	7,220	6,554
INCOME BEFORE PROVISION FOR INCOME TAXES	4,763	4,227
PROVISION FOR INCOME TAXES	1,118	982
NET INCOME	$3,645	$3,245

EARNINGS PER COMMON SHARE – BASIC AND DILUTED¹	$0.23	$0.20
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED¹	15,523	16,171

¹Shares amounts related to periods prior to the July 12, 2021 closing of the Company’s second-step conversion offering have been restated to give retroactive recognition to the 1.3400 exchange ratio applied in the conversion offering.

See notes to interim unaudited consolidated financial statements.

NORTHEAST COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2022	2021

	(In thousands)
Net Income	$3,645	$3,245
Other comprehensive income:
Defined benefit pension:
Reclassification adjustments out of accumulated other comprehensive income:
Amortization of actuarial loss¹	7	8
Actuarial gain arising during period	17	(6)
Total	24	2
Income tax effect²	(5)	1
Total other comprehensive income	19	3
Total Comprehensive Income	$3,664	$3,248

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

NORTHEAST COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Three Months Ended March 31, 2022 and 2021

(Unaudited)

							Accumulated
			Additional				Other
	Number of	Common	Paid- in	Unearned	Retained	Treasury	Comprehensive
	Shares, net¹	Stock	Capital	ESOP Shares	Earnings	Stock	Loss	Total

	(In thousands, except share and per share amounts)

Balance – December 31, 2020	17,721,500	$132	$56,901	$(1,296)	$105,305	$(7,032)	$(185)	$153,825
Net income	—	—	—	—	3,245	—	—	3,245
Other comprehensive income	—	—	—	—	—	—	3	3
Cash dividend declared ($0.02 per share)	—	—	—	—	(144)	—	—	(144)
ESOP shares earned	—	—	32	65	—	—	—	97
Balance – March 31, 2021	17,721,500	$132	$56,933	$(1,231)	$108,406	$(7,032)	$(182)	$157,026

							Accumulated
			Additional				Other
	Number of	Common	Paid- in	Unearned	Retained	Treasury	Comprehensive
	Shares, net	Stock	Capital	ESOP Shares	Earnings	Stock	Loss	Total

	(In thousands, except share and per share amounts)

Balance – December 31, 2021	16,377,936	$164	$145,335	$(8,301)	$114,323	$-	$(139)	$251,382
Net income	—	—	—	—	3,645	—	—	3,645
Other comprehensive income	—	—	—	—	—	—	19	19
Cash dividend declared ($0.06 per share)	—	—	—	—	(931)	—	—	(931)
ESOP shares earned	—	—	41	217	—	—	—	258
Balance – March 31, 2022	16,377,936	$164	$145,376	$(8,084)	$117,037	$—	$(120)	$254,373

¹Shares amounts related to periods prior to the July 12, 2021 closing of the Company’s second-step conversion offering have been restated to give retroactive recognition to the 1.3400 exchange ratio applied in the conversion offering.

See notes to interim unaudited consolidated financial statements.

NORTHEAST COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2022	2021

	(In thousands)
Cash Flows from Operating Activities:
Net income	$3,645	$3,245
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization (accretion) of securities premiums and discounts, net	1	(1)
Provision for loan losses	-	17
Depreciation	299	294
Net amortization (accretion) of deferred loan fees and costs	132	(10)
Deferred income tax expense	(26)	(203)
Unrealized loss recognized on equity securities	634	155
Earnings on bank owned life insurance	(148)	(147)
ESOP compensation expense	258	97
Increase in accrued interest receivable	(460)	(49)
Decrease in other assets	1,285	984
Increase (decrease) in accounts payable - loan closing	(2,616)	1,647
Increase (decrease) in accounts payable and accrued expenses	(2,176)	(1,431)
Net Cash Provided by Operating Activities	828	4,598
Cash Flows from Investing Activities:
Net increase in loans	(34,514)	(11,190)
Proceeds from sale of loan	251	—
Principal repayments on securities held-to-maturity	240	444
Net redemptions of restricted stock	315	—
Purchases of premises and equipment	(1,883)	(547)
Net Cash Used in Investing Activities	(35,591)	(11,293)
Cash Flows from Financing Activities:
Net increase (decrease) in deposits	64,774	(6,702)
Repayment of FHLB of NY advances	(7,000)	—
Increase in advance payments by borrowers for taxes and insurance	387	215
Cash dividends paid	(983)	(143)
Net Cash Provided by (Used in) Financing Activities	57,178	(6,630)
Net Increase (Decrease) in Cash and Cash Equivalents	22,415	(13,325)
Cash and Cash Equivalents – Beginning	152,269	69,191
Cash and Cash Equivalents – Ending	$174,684	$55,866

See notes to interim unaudited consolidated financial statements.

NORTHEAST COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

	Three Months Ended March 31,
	2022	2021

	(In thousands)
Supplementary Cash Flows Information:
Income taxes paid	$—	$76
Interest paid	$1,322	$1,490
Supplementary Disclosure of Non-Cash Investing and Financing Activities:
Dividends declared and not paid	$983	$144

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

The Bank is headquartered in White Plains, New York. The Bank was founded in 1934 and is a community oriented financial institution dedicated to serving the financial services needs of individuals and businesses within its market area. The Bank currently conducts business through its ten branch offices located in Bronx, New York, Orange, Rockland and Westchester Counties in New York and Essex, Middlesex and Norfolk Counties in Massachusetts and two loan production offices located in White Plains, New York, and New City, New York.

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

166 Route 59 Realty LLC (“166 Route 59 Realty”), a New York limited liability company and wholly owned subsidiary of the Bank, was formed in April 2021 to facilitate the purchase or lease of real property by the Bank and currently owns the property for the Bank branch located in Airmont, New York.

3 Winterton Realty LLC, a New York limited liability company and wholly owned subsidiary of the Bank, was formed in October 2021 to facilitate the purchase or lease of real property by the Bank and currently owns the property for a Bank branch located in Bloomingburg, New York.

Principal of Consolidations:

The accompanying unaudited consolidated financial statements include the accounts of the Company, the Bank, NECP, NECB Financial, 72 West Eckerson, 166 Route 59 Realty, and 3 Winterton Realty LLC (collectively the “Company”) and have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All significant inter-company accounts and transactions have been eliminated in consolidation. The accounting and reporting policies of the Company and its subsidiaries conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”) and to the rules and regulations of the Securities and Exchange Commission (the “SEC”), including the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. The unaudited consolidated interim financial information should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2021.

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

Effective January 1, 2015, the Company adopted the Basel III final rule. Based on the Company’s capital levels and statement of condition composition at December 31, 2021, the implementation of the new rule had no material impact on our regulatory capital level or ratios at the Bank level. The rule established limits at the Company level and increased the minimum Tier 1 capital to risk based assets requirement from 4% to 6% of risk-weighted assets; established a new common equity Tier 1 capital; and assigned a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The rule has a capital conservation buffer requirement that was phased in at a rate of 0.625% annually beginning January 1, 2016 through January 1, 2020, when full capital conservation buffer requirement of 2.50% became effective. The Federal Reserve Board has provided a “small bank holding company” exception to its consolidated capital requirements, and legislation and the related issuance of regulations by the Federal Reserve Board has increased the threshold for the exception to $3.0 billion. As a result, the Company is not subject to the capital requirements until such time as its consolidated assets exceed $3.0 billion.

The Bank met all capital adequacy requirements to which it was subject as of March 31, 2022 and December 31, 2021.

The following table presents information about the Bank’s capital levels at the dates presented:

			Regulatory Capital Requirements
			Minimum Capital			For Classification as
	Actual		Adequacy(1)			Well-Capitalized
	Amount	Ratio	Amount		Ratio	Amount		Ratio

	(Dollars in Thousands)
As of March 31, 2022:
Total capital (to risk-weighted assets)	$201,243	15.03%	$	≥107,099	≥8.00%	$	≥133,874	≥10.00%
Tier 1 capital (to risk-weighted assets)	195,944	14.64		≥80,324	≥6.00		≥107,099	≥8.00
Common equity tier 1 capital (to risk-weighted assets)	195,944	14.64		≥60,243	≥4.50		≥87,018	≥6.50
Core (Tier 1) capital (to adjusted total assets)	195,944	16.03		≥48,897	≥4.00		≥61,121	≥5.00
As of December 31, 2021:
Total capital (to risk-weighted assets)	$196,155	15.28%	$	≥102,702	≥8.00%	$	≥128,377	≥10.00%
Tier 1 capital (to risk-weighted assets)	190,941	14.87		≥77,026	≥6.00		≥102,702	≥8.00
Common equity tier 1 capital (to risk-weighted assets)	190,941	14.87		≥57,770	≥4.50		≥83,445	≥6.50
Core (Tier 1) capital (to adjusted total assets)	190,941	16.79		≥45,486	≥4.00		≥56,857	≥5.00
(1)	Ratios do not include the capital conservation buffer.

Based on the most recent notification by the FDIC, the Bank was categorized as “well capitalized” under the regulatory framework for prompt corrective action. There have been no conditions or events that have occurred since notification that management believes have changed the Bank’s category.

Note 3 — Equity Securities

The following table is the schedule of equity securities at March 31, 2022 and December 31, 2021. The equity securities consists of our investment in a market-rate bond mutual fund that invests in high quality fixed income bonds, mainly government agency securities whose proceeds are designed to positively impact community development throughout the United States. The mutual fund focuses exclusively on providing affordable housing for low- and moderate-income borrowers and renters, including those in majority minority census tracts.

	March 31,	December 31,
	2022	2021

	(In Thousands)
Equity Securities, at Fair Value	$19,309	$19,943

The following is a summary of unrealized gains recognized in net income on equity securities during the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021

	(In Thousands)

Net loss recognized on equity securities during the period	$(634)	$(155)
Less: Net losses realized on the sale of equity securities during the period	—	—
Unrealized net loss recognized on equity securities held at the reporting date	$(634)	$(155)

Note 4 — Securities Available-for-Sale

The following table summarizes the Company’s portfolio of securities available-for-sale at March 31, 2022 and December 31, 2021.

	March 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In Thousands)
Mortgage-backed securities – residential:
Federal Home Loan Mortgage Corporation	$1	$—	$—	$1
	$1	$—	$—	$1

	December 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In Thousands)
Mortgage-backed securities – residential:
Federal Home Loan Mortgage Corporation	$1	$—	$—	$1
	$1	$—	$—	$1

There were no sales of securities available-for-sale as of March 31, 2022 and December 31, 2021.

Contractual final maturities of mortgage-backed securities were as follows:

	March 31, 2022
	Amortized Cost	Fair Value

	(In Thousands)
Due after one year but within five years	$1	$1
	$1	$1

The maturities shown above are based upon contractual final maturity. Actual maturities will differ from contractual maturities due to scheduled monthly repayments and due to the underlying borrowers having the right to prepay their obligations. At March 31, 2022 and December 31, 2021, the Company had no unrealized loss.

Note 5 — Securities Held-to-Maturity

The following table summarizes the Company’s portfolio of securities held-to-maturity at March 31, 2022 and December 31, 2021.

	March 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In Thousands)
Municipal Bonds	$10,013	$—	$1,495	$8,518
Mortgage-backed securities – residential:
Government National Mortgage Association	$621	$11	$—	$632
Federal Home Loan Mortgage Corporation	1,038	—	58	980
Federal National Mortgage Association	2,595	—	114	2,481
Collateralized mortgage obligations – GSE	3,372	—	193	3,179
	$7,626	$11	$365	$7,272
	$17,639	$11	$1,860	$15,790

	December 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In Thousands)
Municipal Bonds	$10,017	$7	$267	$9,757
Mortgage-backed securities – residential:
Government National Mortgage Association	$656	$19	$—	$675
Federal Home Loan Mortgage Corporation	1,059	—	5	1,054
Federal National Mortgage Association	2,695	23	6	2,712
Collateralized mortgage obligations – GSE	3,453	18	49	3,422
	$7,863	$60	$60	$7,863
	$17,880	$67	$327	$17,620

Contractual final maturities of mortgage-backed securities and municipal bonds were as follows at March 31, 2022:

	March 31, 2022
	Amortized	Fair
	Cost	Value

	(In Thousands)
Due within one year	$538	$725
Due after one but within five years	1,774	2,073
Due after five but within ten years	1,664	1,737
Due after ten years	13,663	11,255
	$17,639	$15,790

The maturities shown above are based upon contractual final maturity. Actual maturities will differ from contractual maturities due to scheduled monthly repayments and due to the underlying borrowers having the right to prepay their obligations.

The age of unrealized losses and the fair value of related securities held-to-maturity were as follows:

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

	(In Thousands)
March 31, 2022:
Municipal Bonds	$7,936	$1,495	$—	$—	$7,936	$1,495
Mortgage-backed securities - residential:
Federal Home Loan Mortgage Corporation	$980	$58	$—	$—	$980	$58
Federal National Mortgage Association	1,882	114	—	—	1,882	114
Collateralized mortgage obligations – GSE	3,179	193	—	—	3,179	193
	6,041	365	—	—	6,041	365
	$13,977	$1,860	$—	$—	$13,977	$1,860

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

	(In Thousands)
December 31, 2021:
Municipal Bonds	$9,134	$267	$—	$—	$9,134	$267
Mortgage-backed securities - residential:
Federal Home Loan Mortgage Corporation	$1,004	$5	$—	$—	$1,004	$5
Federal National Mortgage Association	2,035	6	—	—	2,035	6
Collateralized mortgage obligations – GSE	907	49	—	—	907	49
	3,946	60	—	—	3,946	60
	$13,080	$327	$—	$—	$13,080	$327

At March 31, 2022, eight mortgage-backed securities and four municipal bonds had unrealized loss due to interest rate volatility. Management concluded that the unrealized loss reflected above was temporary in nature since the unrealized loss was related primarily to market interest rates for the mortgage-backed security and discounted yields for the municipal bonds, and not related to the underlying credit quality of the issuers of the securities. Additionally, the Company has the ability and intent to hold the securities for the time necessary to recover the amortized cost. At December 31, 2021, there was one mortgage-backed security and three municipal bonds with unrealized loss.

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

The composition of loans were as follows at March 31, 2022 and December 31, 2021:

	March 31,	December 31,
	2022	2021

	(In Thousands)
Residential real estate:
One-to-four family	$7,223	$7,189
Multi-family	75,458	84,425
Mixed-use	26,418	28,744
Total residential real estate	109,099	120,358
Non-residential real estate	45,358	50,016
Construction	736,689	683,830
Commercial and industrial	115,450	118,378
Consumer	444	269
Total Loans	1,007,040	972,851
Allowance for loan losses	(5,328)	(5,242)
Deferred loan (fees) costs, net	512	484
	$1,002,224	$968,093

Loans serviced for the benefit of others totaled approximately $13,511,000 and $14,610,000 at March 31, 2022 and December 31, 2021, respectively. The value of mortgage servicing rights was not material at March 31, 2022 and December 31, 2021. The Company did not issue Payroll Protection Program (“PPP”) loans associated with the Coronavirus Response and Relief Supplemental Appropriations Act of 2021 (the “CARES Act”) in 2022 or 2021.

The Company had no loans to related parties at March 31, 2022 and December 31, 2021. In addition, the Company did not originate any loans to related parties in 2022 or 2021.

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

The following tables summarize the allocation of the allowance for loan losses and loans receivable by loan class and impairment method at March 31, 2022 and December 31, 2021:

At March 31, 2022:

		Non-		Commercial
	Residential	residential		and
	Real Estate	Real Estate	Construction	Industrial	Consumer	Unallocated	Total

	(In Thousands)
Allowance for loan losses:
Ending balance	$510	$340	$3,392	$958	$17	$111	$5,328
Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Ending balance: collectively evaluated for impairment	$510	$340	$3,392	$958	$17	$111	$5,328
Loans receivable:
Ending balance	$109,099	$45,358	$736,689	$115,450	$444	$—	$1,007,040
Ending balance: individually evaluated for impairment	$865	$766	$—	$—	$—	$—	$1,631
Ending balance: collectively evaluated for impairment	$108,234	$44,592	$736,689	$115,450	$444	$—	$1,005,409

At December 31, 2021:

		Non-		Commercial
	Residential	residential		and
	Real Estate	Real Estate	Construction	Industrial	Consumer	Unallocated	Total

	(In Thousands)
Allowance for loan losses:
Ending balance	$571	$381	$3,143	$973	$10	$164	$5,242
Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Ending balance: collectively evaluated for impairment	$571	$381	$3,143	$973	$10	$164	$5,242
Loans receivable:
Ending balance	$120,358	$50,016	$683,830	$118,378	$269	$—	$972,851
Ending balance: individually evaluated for impairment	$876	$746	$—	$—	$—	$—	$1,622
Ending balance: collectively evaluated for impairment	$119,482	$49,270	$683,830	$118,378	$269	$—	$971,229

The activity in the allowance for loan loss by loan class for the three months ended March 31, 2022 and 2021 was as follows:

		Non-		Commercial
	Residential	residential		and
	Real Estate	Real Estate	Construction	Industrial	Consumer	Unallocated	Total

	(In Thousands)
Allowance for loan losses:
Balance - December 31, 2021	$571	$381	$3,143	$973	$10	$164	$5,242
Charge-offs	—	—	—	—	(10)	—	(10)
Recoveries	43	53	—	—	—	—	96
Provision (Benefit)	(104)	(94)	249	(15)	17	(53)	—
Balance - March 31, 2022	$510	$340	$3,392	$958	$17	$111	$5,328

		Non-		Commercial
	Residential	residential		and
	Real Estate	Real Estate	Construction	Industrial	Consumer	Unallocated	Total

	(In Thousands)
Allowance for loan losses:
Balance - December 31, 2020	$707	$519	$3,068	$774	$20	$—	$5,088
Charge-offs	—	—	—	—	(11)	—	(11)
Recoveries	—	—	—	—	8	—	8
Provision (Benefit)	(8)	(18)	76	(18)	(15)	—	17
Balance - March 31, 2021	$699	$501	$3,144	$756	$2	$—	$5,102

During both the three months ended March 31, 2022 and 2021, the provision expenses recorded for construction loans were primarily attributed to the increased loan balances. The credit provision recorded during both three-month periods for other loan segments was due to decreased loan balances.

The following table shows our recorded investment, unpaid principal balance and allocated allowance for loan losses for loans that were considered impaired as of and for the periods presented:

As of and for the Three months Ended March 31, 2022 and 2021:

				Three Months Ended March 31, 2022
	Recorded	Unpaid Principal	Related	Average Recorded	Interest Income
2022	Investment	Balance	Allowance	Investment	Recognized

	(In Thousands)
With no related allowance recorded:
Residential real estate-Multi-family	$865	$865	$—	$871	$6
Non-residential real estate	766	833	—	756	10
Construction	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
	1,631	1,698	—	1,627	16
With an allowance recorded	—	—	—	—	—

Total:
Residential real estate-Multi-family	865	865	—	871	6
Non-residential real estate	766	833	—	756	10
Construction	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
	$1,631	$1,698	$—	$1,627	$16

				Three Months Ended March 31, 2021
	Recorded	Unpaid Principal	Related	Average Recorded	Interest Income
2021	Investment	Balance	Allowance	Investment	Recognized

	(In Thousands)
With no related allowance recorded:
Residential real estate-Multi-family	$1,995	$1,995	$—	$2,002	$21
Non-residential real estate	4,340	4,340	—	4,401	9
Construction	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
	6,335	6,335	—	6,403	30
With an allowance recorded	—	—	—	—	—

Total:
Residential real estate-Multi-family	1,995	1,995	—	2,002	21
Non-residential real estate	4,340	4,340	—	4,401	9
Construction	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
	$6,335	$6,335	$—	$6,403	$30

As of and for the Year Ended December 31, 2021:

	Recorded	Unpaid Principal	Related	Average Recorded	Interest Income
2021	Investment	Balance	Allowance	Investment	Recognized

	(In Thousands)
With no related allowance recorded:
Residential real estate-Multi-family	$876	$876	$—	$1,986	$86
Non-residential real estate	746	813	—	3,891	36
Construction	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
	1,622	1,689	—	5,877	122
With an allowance recorded	—	—	—	—	—

Total:
Residential real estate-Multi-family	876	876	—	1,986	86
Non-residential real estate	746	813	—	3,891	36
Construction	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
	$1,622	$1,689	$—	$5,877	$122

There was no nonaccrual loans as of March 31, 2022 and December 31, 2021. The Company did not recognize any interest income on non-accrual loans during the three months ended March 31, 2022 and 2021. The Company is not committed to lend additional funds to borrowers whose loans have been placed on non-accrual status.

The following tables provide information about delinquencies in our loan portfolio at the dates indicated.

Age Analysis of Past Due Loans as of March 31, 2022:

							Recorded
							Investment >
	30 – 59 Days	60 – 89 Days	Greater Than	Total Past		Total Loans	90 Days and
	Past Due	Past Due	90 Days	Due	Current	Receivable	Accruing

	(In Thousands)
Residential real estate:
One- to four-family	$—	$—	$—	$—	$7,223	$7,223	$—
Multi-family	—	—	—	—	75,458	75,458	—
Mixed-use	—	—	—	—	26,418	26,418	—
Non-residential real estate	—	—	—	—	45,358	45,358	—
Construction loans	—	—	—	—	736,689	736,689	—
Commercial and industrial loans	—	—	—	—	115,450	115,450	—
Consumer	—	—	—	—	444	444	—
	$—	$—	$—	$—	$1,007,040	$1,007,040	$—

Age Analysis of Past Due Loans as of December 31, 2021:

							Recorded
							Investment
	30 – 59 Days	60 – 89 Days	Greater Than	Total Past		Total Loans	> 90 Days and
	Past Due	Past Due	90 Days	Due	Current	Receivable	Accruing

	(In Thousands)
Residential real estate:
One- to four-family	$—	$—	$—	$—	$7,189	$7,189	$—
Multi-family	—	—	—	—	84,425	84,425	—
Mixed-use	—	—	—	—	28,744	28,744	—
Non-residential real estate	—	—	—	—	50,016	50,016	—
Construction loans	—	—	—	—	683,830	683,830	—
Commercial and industrial loans	—	—	—	—	118,378	118,378	—
Consumer	—	—	—	—	269	269	—
	$—	$—	$—	$—	$972,851	$972,851	$—

The following tables provide certain information related to the credit quality of our loan portfolio.

Credit Risk Profile by Internally Assigned Grade as of March 31, 2022:

	Residential	Non-residential		Commercial
	Real Estate	Real Estate	Construction	and Industrial	Consumer	Total

	(In Thousands)
Grade:
Pass	$109,099	$44,592	$736,689	$115,450	$444	$1,006,274
Special Mention	—	—	—	—	—	—
Substandard	—	766	—	—	—	766
Doubtful	—	—	—	—	—	—
	$109,099	$45,358	$736,689	$115,450	$444	$1,007,040

Credit Risk Profile by Internally Assigned Grade as of December 31, 2021:

	Residential	Non-residential		Commercial
	Real Estate	Real Estate	Construction	and Industrial	Consumer	Total

	(In Thousands)
Grade:
Pass	$120,358	$49,270	$683,830	$118,378	$269	$972,105
Special Mention	—	—	—	—	—	—
Substandard	—	746	—	—	—	746
Doubtful	—	—	—	—	—	—
	$120,358	$50,016	$683,830	$118,378	$269	$972,851

Troubled Debt Restructuring:

The following table shows our recorded investment for loans classified as a troubled debt restructuring (a “TDR”) that are performing according to their restructured terms at the periods indicated:

	March 31,		December 31,
	2022		2021
	Number of	Recorded	Number of	Recorded
	contracts	Investment	contracts	Investment

	(Dollars in Thousands)
Residential Real Estate - Mixed-use	2	$865	2	$876
Non-residential real estate	2	766	2	746
Total performing	4	$1,631	4	$1,622

The following is a summary of interest foregone on loans classified as a TDR for the three month periods ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021

	(In Thousands)
Interest income that would have been recognized had the loans performed in accordance with their original terms	$24	$44
Less: Interest income included in the results of operations	22	30
Total foregone interest	$2	$14

There were no loans modified that were deemed to be a TDR during the three months ended March 31, 2022 and 2021. During the three months ended March 31, 2022 and 2021, none of the loans that were modified during the previous twelve months had defaulted.

The CARES Act includes a provision for the Company to opt out of applying the “troubled-debt restructuring” (“TDR”) accounting guidance in ASC 310-40 for certain loan modifications. Loan modifications made between March 1, 2020 and the earlier of  (1) January 1, 2022 or (2) 60 days after the President declares a termination of the COVID-19 national emergency were eligible for this relief if the related loans were not more than 30 days past due as of December 31, 2020. As of March 31, 2022, we had no loans in deferral status under the CARES Act.

Note 7 — Real Estate Owned (“REO”)

The Company owned one foreclosed property valued at approximately $1,996,000 at March 31, 2022 and December 31, 2021, consisting of an office building located in Pennsylvania. The property was acquired through foreclosure in December 2014.

Further declines in real estate values may result in impairment charges in the future. Routine holding costs are charged to expense as incurred and improvements to real estate owned that enhance the value of the real estate are capitalized. REO expense recorded in the consolidated statements of income amounted to $31,000 and $41,000 for the three months ended March 31, 2022 and 2021, respectively.

Note 8 — Federal Home Loan Bank of New York (“FHLB”) Advances

FHLB advances are summarized as follows at March 31, 2022 and December 31, 2021:

	March 31,		December 31,
	2022		2021
		Weighted Average		Weighted Average
	Amount	Interest Rate	Amount	Interest Rate

	(Dollars in Thousands)
Advances maturing in:
One year or less	$7,000	2.83%	$7,000	2.79%
After one to three years	7,000	2.86%	14,000	2.85%
After five years (due 2030)	7,000	1.61%	7,000	1.61%
	$21,000	2.43%	$28,000	2.52%

At March 31, 2022, none of the above advances were subject to early call or redemption features. All advances had fixed interest rates and the term of the advance ranges between 2 and 10 years. At March 31, 2022, the advances were secured by a pledge of the Company’s investment in the capital stock of the FHLB and a blanket assignment of the Company’s otherwise unpledged qualifying mortgage loans. At March 31, 2022, these unpledged qualifying mortgage loans were not pledged to any company other than the FHLB. At March 31, 2022, the Company had the ability to borrow $30.5 million, net of  $21.0 million in outstanding advances, from the FHLB and $8.0 million from Atlantic Community Bankers Bank (“ACBB”).

Note 9 — Benefits Plans

Outside Director Retirement Plan (“DRP”)

The DRP is an unfunded non-contributory defined benefit pension plan covering all non-employee directors meeting eligibility requirements as specified in the plan document. The following table sets forth information regarding the components of net pension periodic expense measured as of March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021

	(Dollars In Thousands)
Net periodic pension expense:
Service cost	$30	$33
Interest cost	14	10
Actuarial loss recognized	7	8
Total net periodic pension expense included in other non-interest expenses	$51	$51

Unrecognized net loss of $7,000 and $8,000 for the three months ended March 31, 2022 and 2021, respectively, were included in accumulated other comprehensive income.

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

Expenses of $119,000 and $95,000 for the three months ended March 31, 2022 and 2021, respectively, were recorded for this plan and are reflected in the Consolidated Statements of Income under Salaries and Employee Benefits.

Stock-Based Deferral Plan

In June 2021, the Company established a stock-based deferral plan for eligible key executives and members of the Board of Directors of the Company to elect to defer compensation received from the Company for their services and make deemed investments of that deferred compensation in shares of the Company’s common stock. At March 31, 2022, the Company did not have any obligations under the plan.

401(k) Plan

The Company maintains a 401(k) plan for all eligible employees. Participants are permitted to contribute from 1% to 15% of their annual compensation up to the maximum permitted under the Internal Revenue Code. The Company provided no matching contribution during the three and three months ended March 31, 2022 and 2021.

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

Each year, the Bank makes discretionary contributions to the ESOP equal to the principal and interest payment required on the loan from the Company. The ESOP may further pay down the principal balance of the loans by using dividends paid, if any, on the shares of Company common stock it owns. The balance remaining on the first ESOP loan was $1,703,000 at March 31, 2022 and December 31, 2021.

Shares purchased with the loan proceeds serve as collateral for the loan and are held in a suspense account for future allocation among ESOP participants. As the loan principal is repaid, shares will be released from the suspense account and become eligible for allocation. The allocation among plan participants will be as described in the ESOP governing document.

ESOP shares initially pledged as collateral were recorded as unearned ESOP shares in the stockholders’ equity section of the consolidated statement of financial condition. Thereafter, on a monthly basis over the terms of the ESOP loans, approximately 2,894 shares for the ESOP loan made in 2006 and approximately 4,348 shares for the ESOP loan made in 2021 are committed to be released respectively. Compensation expense is recorded equal to the shares committed to be released multiplied by the average closing price of the Company’s stock during that month. ESOP expense totaled approximately $258,000 and $97,000 for the three months ended March 31, 2022 and 2021, respectively. Dividends on unallocated shares, which totaled approximately $52,000 and $5,000 for the three months ended March 31, 2022 and 2021, are recorded as a reduction of the ESOP loan. Dividends on allocated shares, which totaled approximately $36,000 and $12,000 for the three months ended March 31, 2022 and 2021, respectively, are charged to retained earnings.

ESOP shares are summarized as follows:

	March 31,	December 31,
	2022	2021
Allocated shares	607,922	521,012
Shares committed to be released	21,730	86,910
Unearned shares	847,757	869,487
Total ESOP Shares	1,477,409	1,477,409
Less allocated shares distributed to former or retired employees	(106,369)	(106,369)
Total ESOP Shares Held by Trustee	1,371,040	1,371,040
Fair value of unearned shares	$10,371,251	$9,677,390

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

At March 31, 2022 and December 31, 2021, the quantitative data relating to the Company’s leases are as follows (in thousands):

	March 31,	December 31,
	2022	2021
Finance Lease Amounts:
ROU asset	$358	$359
Lease liability	$505	$496
Operating Lease Amounts:
ROU assets	$2,430	$2,564
Lease liabilities	$2,474	$2,604
Weighted-average remaining lease term
Finance lease	95 years	95 years
Operating leases	6.91	7.02
Weighted-average discount rate
Finance lease	9.50%	9.50%
Operating leases	1.19%	1.22%

The components of lease expense and cash flow information related to leases as follows:

	Three Months Ended March 31,
	2022	2021

	(Dollars In Thousands)
Finance Lease Cost
Amortization of ROU asset	$1	$1
Interest on lease liability	$9	$9
Operating Lease Costs	$142	$142
Cash paid for amounts included in the measurement of lease liabilities
Finance lease	$—	$—
Operating leases	$138	$135

Maturities of lease liabilities at March 31, 2022 are as follows (in thousands):

	Operating	Finance
	Leases	Lease
Years ended December 31:
2022	$411	$23
2023	423	30
2024	333	30
2025	302	30
2026	235	31
Thereafter	875	4,055
Total lease payments	$2,579	$4,199
Interest	(105)	(3,694)
Lease liability	$2,474	$505

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

An asset’s or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The following table sets forth the Company’s assets that are carried at fair value on a recurring basis and the level that was used to determine their fair value at March 31, 2022 and December 31, 2021:

	Quoted Prices in		Significant Other		Significant		Total Carried
	Active Markets for		Observable		Unobservable		at Fair
	Identical Assets		Inputs		Inputs		Value on a
	(Level 1)		(Level 2)		(Level 3)		Recurring Basis
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
Description	2022	2021	2022	2021	2022	2021	2022	2021
Assets:
Marketable equity securities:
Mutual funds	$19,309	$19,943	$—	$—	$—	$—	$19,309	$19,943
Mortgage-backed securities
FHLMC	—	—	1	1	—	—	1	1
Total assets	$19,309	$19,943	$1	$1	$—	$—	$19,310	$19,944

There were no transfers between Level 1 and 2 during the three months ended March 31, 2022 or the year ended December 31, 2021. The Company did not have any liabilities that were carried at fair value on a recurring basis at March 31, 2022 and December 31, 2021.

The Company did not have any assets and liabilities that were carried at fair value on a non-recurring basis at March 31, 2022 and December 31, 2021.

The methods and assumptions used to estimate fair value at March 31, 2022 and December 31, 2021 are as follows:

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

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at March 31, 2022 and December 31, 2021:

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

The carrying amounts and estimated fair value of our financial instruments are as follows:

			Fair Value at March 31, 2022
			Quoted
			Prices in
			Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
	Carrying		Assets	Inputs	Inputs
(In thousands)	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Cash and cash equivalents	$174,684	$174,684	$174,684	$—	$—
Certificates of deposit	100	100	—	100	—
Marketable equity securities	19,309	19,309	19,309	—	—
Securities available for sale	1	1	—	1	—
Securities held to maturity	17,639	15,790	—	15,790	—
Loans receivable, net	1,002,224	995,041	—	—	995,041
Investments in restricted stock	1,254	1,254	—	1,254	—
Accrued interest receivable	4,743	4,743	—	4,743	—
Financial Liabilities
Deposits	991,938	990,986	—	990,986	—
FHLB of New York advances	21,000	20,432	—	20,432	—

			Fair Value at December 31, 2021
			Quoted
			Prices in
			Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
	Carrying		Assets	Inputs	Inputs
(In thousands)	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Cash and cash equivalents	$152,269	$152,269	$152,269	$—	$—
Certificates of deposit	100	100	—	100	—
Marketable equity securities	19,943	19,943	19,943	—	—
Securities available for sale	1	1	—	1	—
Securities held to maturity	17,880	17,620	—	17,620	—
Loans receivable, net	968,093	968,247	—	—	968,247
Investments in restricted stock	1,569	1,569	—	1,569	—
Accrued interest receivable	4,283	4,283	—	4,283	—
Financial Liabilities
Deposits	927,164	929,003	—	929,003	—
FHLB of New York advances	28,000	28,283	—	28,283	—

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

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals such as referral fees based month end reports. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of March 31, 2022, the Company did not have any significant contract balances.

All of the Company’s revenue from contracts with customers within the scope of ASC 606 is recognized within noninterest income. The following table presents the Company’s sources of noninterest income for the three months ended March 31, 2022 and 2021. Sources of revenue outside the scope of ASC 606 are noted as such:

	Three Months Ended March 31,
	2022	2021

	(In Thousands)
Non-interest income:
Deposit-related fees and charges	$18	$17
Loan-related fees and charges(1)	171	148
Electronic banking fees and charges	202	157
Income from bank owned life insurance(1)	148	147
Investment advisory fees	137	118
Unrealized gain (loss) on equity securities(1)	(634)	(155)
Miscellaneous(1)	16	11
Total non-interest income	$58	$443
(1)	Not within the scope of ASC 606.

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

Note 13 — Other Non-Interest Expenses

The following is an analysis of other non-interest expenses:

	Three Months Ended March 31,
	2022	2021

	(In Thousands)
Other	$616	$488
Service contracts	257	229
Consulting expense	258	209
Telephone	141	141
Directors compensation	139	144
Audit and accounting	205	124
Insurance	82	73
Director, officer, and employee expense	58	62
Legal fees	154	17
Office supplies and stationary	40	36
Recruiting expense	28	—
	$1,978	$1,523

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

As amended, ASU No. 2016-13 and any related amending ASUs No. 2019-04, 2019-11, 2020-03, and 2022-02 are effective for entities qualifying as smaller reporting companies for fiscal years beginning after December 15, 2022, including interim periods within those years. Early adoption is permitted for all entities as of the fiscal year beginning after December 15, 2018, including interim periods within those fiscal years.

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

To curtail the spread of COVID-19, the Company temporarily closed one branch due to its location in an enclosed shopping mall and the lobby, except by appointment only, of the other eight branches. Currently, all our ten branches have resumed normal operations in servicing our customers.

On March 27, 2020, the President of the United States signed into law the Coronavirus Aid, Relief and Economic Security (“CARES”) Act in response to the COVID-19 pandemic. This legislation aims at providing relief for individuals and businesses that have been negatively impacted by the COVID-19 pandemic.

The CARES Act includes a provision for the Company to opt out of applying the “troubled-debt restructuring” (“TDR”) accounting guidance in ASC 310-40 for certain loan modifications. Loan modifications made between March 1, 2020 and the earlier of  (1) December 30, 2020 or (2) 60 days after the President declares a termination of the COVID-19 national emergency are eligible for this relief if the related loans were not more than 30 days past due as of December 31, 2021.

On December 27, 2020, the Coronavirus Response and Relief Supplemental Appropriations Act of 2021 was signed into law, which also contains provisions that could directly impact financial institutions, including extending the time that insured depository institutions and depository institution holding companies have to comply with the current expected credit losses (“CECL”) accounting standard and extending the authority granted to banks under the CARES Act to elect to temporarily suspend the requirements under U.S. GAAP applicable to troubled debt restructurings for loan modifications related to the COVID-19 pandemic for any loan that was not more than 30 days past due as of December 31, 2021. The act directs financial regulators to support community development financial institutions and minority depository institutions and directs Congress to re-appropriate $429 billion in unobligated CARES Act funds. The Payroll Protection Program (PPP), which was originally established under the CARES Act, was also extended under the Coronavirus Response and Relief Supplemental Appropriations Act of 2021.

Due to the impact of COVID-19 on our borrowers, we granted eligible loan modifications under the CARES Act in the form of payment deferral of principal and interest to 196 loans totaling $190.9 million at the time payment deferral was requested. As of March 31, 2022, we had no loans in deferral status.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 replaces the incurred loss model with an expected loss model, which is referred to as the current expected credit loss model, or CECL, ASU 2016-13. We previously elected to defer the adoption of ASU 2016-13 until December 31, 2021. As permitted by the CARES Act, and based on legislation enacted in December 2020 which extended certain provision of the CARES Act, we elected to extend the adoption of CECL until January 1, 2023 in accordance with the recent legislation. This standard requires earlier recognition of expected credit losses on loans and certain other instruments, compared to the incurred loss model.

Based on management’s comprehensive analysis of the loan portfolio, management believes the allowance for loan losses is appropriate as of March 31, 2022.

Balance Sheet Analysis

General

Total assets increased by $56.3 million, or 4.6%, to $1.3 billion at March 31, 2022, from $1.2 billion at December 31, 2021. The increase in assets was primarily due to increases in net loans of $34.1 million and cash and cash equivalents of $22.4 million.

Cash and cash equivalents increased by $22.4 million, or 14.7%, to $174.7 million at March 31, 2022 from $152.3 million at December 31, 2021. The increase in cash can primarily be attributable to an increase in deposits of $64.8 million. These sources of funds were deployed via an increase in net loans of $34.1 million, an increase in property and equipment of $1.6 million due primarily to the purchase of property and equipment for a new branch office, and a reduction in FHLB advances of $7.0 million.

Equity securities decreased by $634,000, or 3.2%, to $19.3 million at March 31, 2022 from $19.9 million at December 31, 2021. The decrease in equity securities was primarily attributable to market depreciation of $634,000 as market interest rates increased during the March 31, 2022 quarter.

Securities held-to-maturity decreased by $241,000, or 1.3%, to $17.6 million at March 31, 2022 from $17.9 million at December 31, 2021 due primarily to maturities and pay-downs.

Loans, net of the allowance for loan losses, increased by $34.1 million, or 3.5%, to $1.0 billion at March 31, 2022 from $968.1 million at December 31, 2021. The increase in loans, net of the allowance for loan losses, was primarily due to loan originations of $121.8 million during the quarter ended March 31, 2022, consisting primarily of $112.8 million in construction loans with respect to which approximately 31.4% of the funds were disbursed at loan closings and the remaining funds to be disbursed over the terms of the construction loans.

Loan originations resulted in a net increase of $52.9 million in construction loans. The increase in our loan portfolio was partially offset by decreases in multi-family loans of $9.0 million, non-residential loans of $4.7 million, mixed-use loans of $2.3 million, and commercial and industrial loans of $2.9 million, coupled with normal pay-downs and principal reductions.

Premises and equipment increased by $1.6 million, or 6.6%, to $25.5 million at March 31, 2022 from $23.9 million at December 31, 2021 due to the acquisition of property and equipment for a new branch site located in Bloomingburg, New York.

Investments in restricted stock decreased by $315,000, or 20.1%, to $1.3 million at March 31, 2022 from $1.6 million at December 31, 2021 due to a reduction in mandatory Federal Home Loan Bank stock in connection with the maturity/pay-off of $7.0 million in advances during the quarter ended March 31, 2022.

Accrued interest receivable increased by $460,000, or 10.7%, to $4.7 million at March 31, 2022 from $4.3 million at December 31, 2021 due to an increase in the loan portfolio.

Foreclosed real estate was $2.0 million at March 31, 2022 and December 31, 2021.

Right of use assets — operating decreased by $134,000, or 5.2%, to $2.4 million at March 31, 2022 from $2.6 million at December 31, 2021, primarily due to amortization.

Other assets decreased by $1.1 million, or 23.8%, to $3.6 million at March 31, 2022 from $4.7 million at December 31, 2021 due to a decrease in tax assets of $1.1 million.

Total deposits increased by $64.8 million, or 7.0%, to $991.9 million at March 31, 2022 from $927.2 million at December 31, 2021. The increase was primarily due to an increase in non-interest bearing demand deposits of

$50.4 million, or 15.2%, and an increase in savings account balances of $24.1 million, or 13.0%. These increases were partially offset by a decrease in certificates of deposit of $8.3 million, or 2.9%, and a decrease in NOW/money market accounts of $1.4 million, or 1.2%, from December 31, 2021 to March 31, 2022.

Federal Home Loan Bank advances decreased by $7.0 million, or 25.0%, to $21.0 million at March 31, 2022 from $28.0 million at December 31, 2021.

Advance payments by borrowers for taxes and insurance increased by $387,000, or 20.5%, to $2.3 million at March 31, 2022 from $1.9 million at December 31, 2021 due primarily to the accumulation of tax payments from borrowers.

Lease liability – operating decreased by $130,000, or 5.0%, to $2.5 million at March 31, 2022 from $2.6 million at December 31, 2021, primarily due to amortization.

Accounts payable and accrued expenses decreased by $4.7 million, or 35.0%, to $8.8 million at March 31, 2022 from $13.5 million at December 31, 2021 due primarily to a decrease in suspense accounts for loan closings of $2.6 million and a decrease in accrued expenses of $2.2 million.

Stockholders’ equity increased by $3.0 million, or 1.2% to $254.4 million at March 31, 2022, from $251.4 million at December 31, 2021. The increase in stockholders’ equity was due to net income of $3.6 million for the quarter ended March 31, 2022, a reduction of $217,000 in unearned employee stock ownership plan shares, and $19,000 in other comprehensive income, partially offset by dividends declared of $931,000.

Results of Operations for the Three Months Ended March 31, 2022 and 2021

Financial Highlights

Net income for the three months ended March 31, 2022 was $3.6 million compared to net income of $3.2 million for the three months ended March 31, 2021. Net income for the three months ended March 31, 2022 was greater than net income for the three months ended March 31, 2021 primarily due to an increase in net interest income and no provision for loan losses expense, partially offset by a decrease in non-interest income, an increase in non-interest expense, and an increase in income tax expense.

Net Interest Income

Net interest income totaled $11.9 million for the quarter ended March 31, 2022, as compared to $10.4 million for the quarter ended March 31, 2021. The increase in net interest income of $1.5 million, or 15.2%, was primarily due to an increase in interest income combined with a decrease in interest expense.

The increase in interest income is attributable to increases in loans, investment securities, equity securities, and interest-bearing deposits as we continued to deploy the proceeds raised in our July 2021 second-step conversion. The decrease in interest expense is attributable to a decrease in the balances and cost of funds on our certificates of deposits, partially offset by increases in the balances and cost of funds in our interest-bearing demand deposits and our savings and club accounts.

In this regard, interest and dividend income increased by $1.5 million, or 12.3%, to $13.3 million for the quarter ended March 31, 2022 from $11.8 million for the quarter ended March 31, 2021 due to an increase in the average balance of interest earning assets of $268.0 million, or 29.7%, to $1.2 billion for the quarter ended March 31, 2022 from $902.0 million for the quarter ended March 31, 2021, partially offset by a decrease in the yield on interest earning assets by 70 basis points from 5.24% for the quarter ended March 31, 2021 to 4.54% for the quarter ended March 31, 2022.

Interest expense decreased by $117,000, or 8.0%, to $1.3 million for the quarter ended March 31, 2022 from $1.5 million for the quarter ended March 31, 2021 due to a decrease in the cost of interest bearing liabilities by 17 basis points from 1.02% for the quarter ended March 31, 2021 to 0.85% for the quarter ended March 31, 2022, partially offset by an increase in average interest bearing liabilities of  $60.0 million, or 10.4%, to $635.3 million for the quarter ended March 31, 2022 from $575.4 million for the quarter ended March 31, 2021.

Net interest margin decreased by 51 basis points, or 11.2%, during the quarter ended March 31, 2022 to 4.08% compared to 4.59% during the quarter ended March 31, 2021.

Provision for Loan Losses.

The Company recorded no loan loss provision for the quarter ended March 31, 2022 compared to a loan loss provision of $17,000 for the quarter ended March 31, 2021. We charged-off $10,000 and $11,000 during the quarter ended March 31, 2022 and March 31, 2021, respectively, against various unpaid overdrafts in our demand deposit accounts. We recorded recoveries of $95,000 and $8,000 during the quarter ended March 31, 2022 and March 31, 2021, respectively.

Based on a review of the loans that were in the loan portfolio at March 31, 2022, management believes that the allowance is maintained at a level that represents its best estimate of inherent losses in the loan portfolio that were both probable and reasonably estimable.

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

Non-Interest Income

Non-interest income for the quarter ended March 31, 2022 was $58,000 compared to non-interest income of $443,000 for the quarter ended March 31, 2021. The decrease in total non-interest income was primarily due to unrealized loss of $634,000 on equity securities during the quarter ended March 31, 2022 compared to an unrealized loss of $155,000 on equity securities during the quarter ended March 31, 2021. The unrealized loss of $634,000 on equity securities was primarily due to a rising interest rate environment and the Federal Reserve’s interest rate increase that impacted the value of the equity securities during the March 31, 2022 quarter.

The decrease in total non-interest income was partially offset by an increase of $69,000 in other loan fees and service charges, an increase of $19,000 in investment advisory fees, and an increase of $5,000 in other non-interest income.

The increase in other loan fees and service charges was due to an increase of $45,000 in ATM and debit card usage fees and an increase of  $23,000 in other loan fees and loan servicing fees. The increase in investment advisory fees was due to an increase in assets under management at the Harbor West Wealth Management Group.

Non-Interest Expense

Non-interest expense increased by $666,000, or 10.2%, to $7.2 million for the quarter ended March 31, 2022 from $6.6 million for the quarter ended March 31, 2021. The increase resulted primarily from increases of $455,000 in other operating expense, $171,000 in salaries and employee benefits, $41,000 in equipment expense, $30,000 in occupancy expense, and $30,000 in advertising expense, partially offset by decreases of $51,000 in outside data processing expense and $10,000 in real estate owned expense.

Other non-interest expense increased by $455,000, or 29.9%, to $2.0 million for the three months ended March 31, 2022 from $1.5 million for the three months ended March 31, 2021 due mainly to increases of $137,000 in legal fees, $128,000 in miscellaneous other non-interest expense, $81,000 in audit and accounting fees, $49,000 in consulting fees, $28,000 in service contracts expense, $28,000 in expenses related to the hiring of personnel, $9,000 in insurance expense, and $4,000 in office supplies. These increases were partially offset by decreases of $4,000 in directors, officers and employee expense and $5,000 in directors compensation.

The increase of $128,000 in miscellaneous other non-interest expense was mainly due to increases of $81,000 in regulatory insurance premiums and assessments due to an increase in our total assets and an increase of $38,000 in miscellaneous charge-offs.

Salaries and employee benefits increased by $171,000, or 4.7%, to $3.8 million for the three months ended March 31, 2022 from $3.7 million for the three months ended March 31, 2021 primarily due to an increase in number of full time equivalent personnel, an increase in bonus accruals for loan production personnel as loan originations increased, and an increase in employee stock ownership plan (“ESOP”) compensation cost as the ESOP purchased additional shares of Company common stock using funds loaned from the Company as part of the second-step conversion offering. These increases were partially offset by an increase in loan origination expenses related to loan origination fees due to an increase in loan originations.

Equipment expense increased by $41,000, or 16.5%, to $290,000 for the three months ended March 31, 2022 from $249,000 for the three months ended March 31, 2021 due to the purchases of additional equipment to support the Company’s branch expansion.

Occupancy expense increased by $30,000, or 5.2%, to $603,000 for the three months ended March 31, 2022 from $573,000 for the three months ended March 31, 2021 primarily as a result of the cost of operating additional branch office space.

Advertising expense increased by $30,000, or 125.0%, to $54,000 for the three months ended March 31, 2022 from $24,000 for the three months ended March 31, 2021 due mainly to the resumption of advertising and promotional products.

Outside data processing expense decreased by $51,000, or 10.5%, to $436,000 for the three months ended March 31, 2022 from $487,000 for the three months ended March 31, 2021 due to a switch in service provider in 2021 that reduced our data processing expense in 2022.

Real estate owned expense decreased by $10,000, or 24.4%, to $31,000 for the three months ended March 31, 2022 from $41,000 for the three months ended March 31, 2021 due to a reduction in operating expenses to maintain the one real estate owned property.

Income Taxes.  We recorded income tax expense of  $1.1 million and $982,000 for the three months ended March 31, 2022 and 2021, respectively. For the three months ended March 31, 2022, we had approximately $184,000 in tax exempt income, compared to approximately $162,000 in tax exempt income for the three months ended March 31, 2021. Our effective income tax rates were 23.5% and 23.2% for the three months ended March 31, 2022 and 2021, respectively.

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

	Three Months Ended March 31,
	2022			2021
	Average	Interest and	Yield/	Average	Interest and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost

Loans receivable	$989,729	$13,061	5.28%	$834,468	$11,727	5.62%
Securities(1)	39,070	158	1.62	19,098	83	1.74
Other interest-earning assets	141,191	54	0.15	48,400	10	0.08
Total interest-earning assets	1,169,990	13,273	4.54	901,966	11,820	5.24
Allowance for loan losses	(5,283)			(5,090)
Non-interest-earning assets	76,155			67,674
Total assets	$1,240,862			$964,550

Interest bearing demand	$117,370	$169	0.58%	$108,002	$156	0.58%
Savings and club accounts	203,255	328	0.65	102,632	79	0.31
Certificates of deposit	288,664	681	0.94	336,739	1,047	1.24
Interest-bearing deposits	609,289	1,178	0.77	547,373	1,282	0.94
Borrowed money	26,056	170	2.61	28,000	183	2.61
Interest-bearing liabilities	635,345	1,348	0.85	575,373	1,465	1.02
Non-interest-bearing demand	336,845			219,599
Other non-interest-bearing liabilities	14,590			13,553
Total liabilities	986,780			808,525
Equity	254,082			156,025
Total liabilities and equity	$1,240,862			$964,550

Net interest income/interest spread		$11,925	3.69%		$10,355	4.22%
Net interest margin			4.08%			4.59%
Net interest-earning assets	$534,645			$326,593
Average interest-earning assets to interest-bearing liabilities	184.15%			156.76%
(1)	Cash on deposit at Federal Home Loan Bank or Federal Reserve Board.

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

	Three Months Ended 3/31/2022
	Compared to
	Three Months Ended 3/31/2021
	Increase (Decrease)
	Due to
	Volume	Rate	Total

	(Dollars in thousands)
Interest income:
Loans receivable	$5,313	$(3,979)	$1,334
Securities	114	(39)	75
Other interest-earning assets	30	14	44
Total	$5,457	$(4,004)	$1,453
Interest expense:
Interest bearing demand deposit	$16	$(3)	$13
Savings accounts	118	131	249
Certificates of deposits	(136)	(230)	(366)
Borrowed money	(13)	—	(13)
Total	(15)	(102)	(117)
Net change in net interest income	$5,472	$(3,902)	$1,570

Asset Quality

The following table sets forth information with respect to our non-performing assets at the dates indicated.

	March 31,	December 31,
	2022	2021

	(Dollars in thousands)
Total non-accrual loans	$—	$—
Total accruing loans past due 90 days or more	—	—
Total non-performing loans	—	—
Real estate owned	1,996	1,996
Total non-performing assets	$1,996	$1,996
Total non-performing loans to total loans	—%	—%
Total non-performing assets to total assets	0.16%	0.16%

Non-performing assets totaled $2.0 million at both March 31, 2022 and December 31, 2021. We had no non-performing loans at March 31, 2022 and December 31, 2021. During the three months ended March 31, 2022, we did not collect any interest income from the loans that were in non-accrual status in 2021.

From time to time, as part of our loss mitigation strategy, we may renegotiate the loan terms based on the economic or legal reasons related to the borrower’s financial difficulties. There were no new TDRs during the three months ended March 31, 2022 or 2021 or during the year ended December 31, 2021. TDRs may be considered to be non-performing and if so are placed on non-accrual, except for those that have established a sufficient performance history (generally a minimum of six consecutive months of performance) under the terms of the restructured loan.

At March 31, 2022 and December 31, 2021, four loans with aggregate balances of  $1.6 million were considered TDRs but were performing in accordance with their restructured terms for the requisite period of time (generally at least six consecutive months) to be returned to accrual status.

Impaired loans at March 31, 2022 totaled $766,000 and consisted of two non-residential mortgage loans. The two impaired loans are performing according to their loan terms.

The following table sets forth an analysis of the activity in the allowance for loan losses for the periods indicated:

	March 31,	December 31,
	2022	2021

	(Dollars In Thousands)
Allowance at beginning of period	$5,242	$5,088
Provision for loan losses	—	3,610
Net Charge-offs:
Residential real estate loans:
One- to four-family	—	—
Multifamily	—	(150)
Mixed-use	(43)	—
Total residential real estate loans	(43)	(150)
Non-residential real estate loans	(53)	3,591
Construction loans	—	—
Commercial and industrial loans	—	—
Consumer loans	10	15
Total net charge-offs	(86)	3,456
Allowance at end of period	$5,328	$5,242
Total loans outstanding	$1,007,040	$972,851
Average loans outstanding	989,729	866,518
Ratio of allowance to non-performing loans	—%	—%
Ratio of allowance to total loans	0.53%	0.54%
Ratio of net charge-offs to average loans	(0.01)%	0.40%
Non-performing loans	$—	$—

The allowance for loan losses increased by $86,000 to $5.3 million at March 31, 2022 from $5.2 million at December 31, 2021. The increase in the allowances for loan losses was due primarily to charge-offs totaling $10,000, partially offset by recoveries of $96,000.

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

Our Cash Liquidity ratio, On Balance Sheet Liquidity ratio, and On Balance Sheet Liquidity & Borrowing Capacity ratio averaged 16.3%, 20.2%, and 23.9%, respectively, for the three months ended March 31, 2022 compared to 12.7%, 15.7%, and 21.7%, respectively, for the year ended December 31, 2021. We adjust our liquidity levels to fund deposit outflows, pay real estate taxes on real estate loans, repay our borrowings, and to fund loan commitments. We also adjust liquidity as appropriate to meet asset and liability management objectives.

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

Our primary investing activities are the origination of construction loans, commercial and industrial loans, multifamily loans, and to a lesser extent, mixed-use real estate loans and other loans. For the three months ended March 31, 2022 and 2021, our loan originations totaled $121.8 million and $125.6 million, respectively. Cash received from the maturities and pay-downs on securities totaled $240,000 and $444,000 for the three months ended March 31, 2022 and 2021, respectively. We did not purchase any securities during the three months ended March 31, 2022 and March 31, 2021.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of New York to provide advances. As a member of the Federal Home Loan Bank of New York, we are required to own capital stock in the Federal Home Loan Bank of New York and are authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to credit-worthiness have been met. We had an available borrowing limit of $30.5 million and $29.4 million from the Federal Home Loan Bank of New York as of March 31, 2022 and December 31, 2021, respectively. There were $21.0 million and $28.0 million in Federal Home Loan Bank advances at March 31, 2022 and December 31, 2021, respectively.

In addition, we have a borrowing agreement with ACBB to provide short-term borrowings of $8.0 million at March 31, 2022 and December 31, 2021. There were no outstanding borrowings with ACBB at March 31, 2022 and December 31, 2021.

At March 31, 2022, we had unfunded commitments on construction loans of $435.7 million, outstanding commitments to originate loans of $263.8 million, unfunded commitments under lines of credit of $131.3 million, and unfunded standby letters of credit of $7.3 million. At March 31, 2022, certificates of deposit scheduled to mature in less than one year totaled $188.1 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In the event a significant portion of our deposits are not retained by us, we will have to utilize other funding sources, such as various types of sourced deposits, and/or Federal Home Loan Bank advances, in order to maintain our level of assets. Alternatively, we could reduce our level of liquid assets, such as our cash and cash equivalents. In addition, the cost of such deposits may be significantly higher or lower depending on market interest rates at the time of renewal.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its stockholders and for the repurchase, if any, of its shares of common stock. At March 31, 2022, the Company had liquid assets of $43.6 million and $3.7 million in loan participations originated by the Bank which are held by the Company.

Off-Balance Sheet Arrangements

For the three months ended March 31, 2022, we did not engage in any off-balance sheet transactions reasonably likely to have a material adverse effect on our financial condition, results of operations or cash-flows.

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

Our objective is to manage our interest rate risk by determining whether a given movement in interest rates affects our net interest income and the market value of our portfolio equity in a positive or negative way and to execute strategies to maintain interest rate risk within established limits. The results at March 31, 2022 indicate the level of risk within the parameters of our model. Our management believes that the March 31, 2022 results indicate a profile that reflects interest rate risk exposures in both rising and declining rate environments for both net interest income and economic value.

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

If the results produce quantifiable interest rate risk exposure beyond our limits, then the testing will have served as a monitoring mechanism to allow us to initiate asset/liability strategies designed to reduce and therefore mitigate interest rate risk. The table below sets forth an approximation of our interest rate risk exposure. The simulation uses projected repricing of assets and liabilities at March 31, 2022. The income simulation analysis presented represents a one-year impact of the interest scenario assuming a static balance sheet. Various assumptions are made regarding the prepayment speed and optionality of loans, investment securities and deposits, which are based on analysis and market information. The assumptions regarding optionality, such as prepayments of loans and the effective lives and repricing of non-maturity deposit products, are documented periodically through evaluation of current market conditions and historical correlations to our specific asset and liability products under varying interest rate scenarios.

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

The table below sets forth, as of March 31, 2022, NorthEast Community Bank’s net portfolio value, the estimated changes in our net portfolio value and net interest income that would result from the designated instantaneous parallel changes in market interest rates.

	Twelve Month
	Net Interest Income	Net Portfolio Value
	Percent		Percent
Change in Interest Rates (Basis Points)	of Change	Estimated NPV	of Change
+200	32.88%	$313,120	7.02%
+100	16.41	303,466	3.72
0	—	292,574	—
-100	(8.59)%	280,314	(4.19)%

As of March 31, 2022, based on the scenarios above, net interest income would increase by approximately 16.41% to 32.88%, over a one-year time horizon in a rising interest rate environment. One-year net interest income would decrease by approximately 8.59% in a declining interest rate environment over the same period.

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

Overall, our March 31, 2022 results indicate that we are adequately positioned with an acceptable net interest income and economic value at risk and that all interest rate risk results continue to be within our policy guidelines.

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

During the quarter ended March 31, 2022, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

The Company is involved in various legal actions and claims arising in the normal course of business. In the opinion of management, these legal actions and claims are not expected to have a material adverse impact on the Company’s financial condition.

Item 1A. Risk Factors

For information regarding the Company’s risk factors, refer to “Item 1A: Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission on March 30, 2022 (the “Form 10-K”). As of March 31, 2022, the risk factors of the Company have not changed materially from those disclosed in the Form 10-K.

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
31.2 32.0

Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of NorthEast Community Bancorp, Inc.

Certification of Chief Executive Officer and Chief Financial Officer of NorthEast Community Bancorp, Inc. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.0

The following materials from the Company’s Quarterly Report to Stockholders on Form 10-Q for the quarter ended March 31, 2022, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholder’s Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

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

Date: May 13, 2022

NORTHEAST COMMUNITY BANCORP, INC.

By:	/s/ Kenneth A. Martinek
Name:	Kenneth A. Martinek
Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Donald S. Hom
Name:	Donald S. Hom
Title:	Executive Vice President and Chief Financial Officer
(Principal Financial and Chief Accounting Officer)