Form 10-Q
period 2022-06-30
NorthEast Community Bancorp, Inc./MD/
filed 2022-08-12
CIK 1847398

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

As of August 10, 2022, there were 16,331,836 shares of the registrant’s common stock outstanding.

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

NORTHEAST COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	June 30,	December 31,
	2022	2021

	(In thousands, except share
	and per share amounts)
ASSETS
Cash and amounts due from depository institutions	$14,302	$8,344
Interest-bearing deposits	71,925	143,925
Total cash and cash equivalents	86,227	152,269
Certificates of deposit	100	100
Equity securities	18,879	19,943
Securities available-for-sale, at fair value	1	1
Securities held-to-maturity (fair value of $24,385 and $17,620, respectively)	27,189	17,880
Loans receivable	1,023,622	972,851
Deferred loan costs, net	527	484
Allowance for loan losses	(5,467)	(5,242)
Net loans	1,018,682	968,093
Premises and equipment, net	26,215	23,907
Investments in restricted stock, at cost	1,238	1,569
Bank owned life insurance	25,588	25,291
Accrued interest receivable	5,232	4,283
Goodwill	651	651
Real estate owned	1,996	1,996
Property held for investment	1,463	1,481
Right of Use Assets – Operating	2,296	2,564
Right of Use Assets – Financing	357	359
Other assets	5,476	4,683
Total assets	$1,221,590	$1,225,070
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing	$362,484	$330,853
Interest bearing	566,116	596,311
Total deposits	928,600	927,164
Advance payments by borrowers for taxes and insurance	1,737	1,884
Federal Home Loan Bank advances	21,000	28,000
Lease Liability – Operating	2,344	2,604
Lease Liability – Financing	514	496
Accounts payable and accrued expenses	11,083	13,540
Total liabilities	965,278	973,688

See notes to interim unaudited consolidated financial statements.

NORTHEAST COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (continued)

(Unaudited)

	June 30,	December 31,
	2022	2021

	(In thousands, except share
	and per share amounts)
Stockholders’ equity:
Preferred stock, $0.01 par value; 25,000,000 shares authorized; none issued or outstanding	$—	$—
Common stock, $0.01 par value; 75,000,000 shares authorized; 16,377,936 shares issued; and 16,377,936 shares outstanding	164	164
Additional paid-in capital	145,404	145,335
Unearned Employee Stock Ownership Plan (“ESOP”) shares	(7,866)	(8,301)
Retained earnings	118,708	114,323
Accumulated other comprehensive loss	(98)	(139)
Total stockholders’ equity	256,312	251,382
Total liabilities and stockholders’ equity	$1,221,590	$1,225,070

See notes to interim unaudited consolidated financial statements.

NORTHEAST COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(In thousands, except per share amounts)
INTEREST INCOME:
Loans	$14,412	$11,575	$27,473	$23,302
Interest-earning deposits	249	11	304	21
Securities	177	90	335	173
Total Interest Income	14,838	11,676	28,112	23,496
INTEREST EXPENSE:
Deposits	1,160	1,113	2,337	2,395
Borrowings	127	176	288	350
Financing lease	9	9	19	18
Total Interest Expense	1,296	1,298	2,644	2,763
Net Interest Income	13,542	10,378	25,468	20,733
Provision for loan loss	—	—	—	17
Net Interest Income after Provision for Loan Losses	13,542	10,378	25,468	20,716
NON-INTEREST INCOME:
Other loan fees and service charges	627	393	1,018	715
Gain on disposition of equipment	46	7	46	7
Earnings on bank owned life insurance	150	148	297	295
Investment advisory fees	120	124	257	242
Unrealized (loss) gain on equity securities	(430)	93	(1,064)	(62)
Other	23	13	40	24
Total Non-Interest Income	536	778	594	1,221
NON-INTEREST EXPENSES:
Salaries and employee benefits	3,613	3,512	7,441	7,169
Occupancy expense	562	472	1,166	1,045
Equipment	276	239	566	488
Outside data processing	479	337	915	824
Advertising	51	24	105	47
Real estate owned expense	21	26	52	68
Other	2,005	1,699	3,982	3,223
Total Non-Interest Expenses	7,007	6,309	14,227	12,864
INCOME BEFORE PROVISION FOR INCOME TAXES	7,071	4,847	11,835	9,073
PROVISION FOR INCOME TAXES	1,678	1,126	2,797	2,107
NET INCOME	$5,393	$3,721	$9,038	$6,966

EARNINGS PER COMMON SHARE – BASIC AND DILUTED¹	$0.35	$0.23	$0.58	$0.43
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED¹	15,544	16,181	15,534	16,176

¹Shares amounts related to periods prior to the July 12, 2021 closing of the Company’s second-step conversion offering have been restated to give retroactive recognition to the 1.3400 exchange ratio applied in the conversion offering.

See notes to interim unaudited consolidated financial statements.

NORTHEAST COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(In thousands)		(In thousands)
Net Income	$5,393	$3,721	$9,038	$6,966
Other comprehensive income (loss):
Defined benefit pension:
Reclassification adjustments out of accumulated other comprehensive income:
Amortization of actuarial loss¹	6	8	13	16
Actuarial loss (gain) arising during period	23	(15)	40	(21)
Total	29	(7)	53	(5)
Income tax effect²	(7)	1	(12)	2
Total other comprehensive income (loss)	22	(6)	41	(3)
Total Comprehensive Income	$5,415	$3,715	$9,079	$6,963

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

NORTHEAST COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Three and Six months Ended June 30, 2022 and 2021

(Unaudited)

							Accumulated
			Additional				Other
	Number of	Common	Paid- in	Unearned	Retained	Treasury	Comprehensive
	Shares, net¹	Stock	Capital	ESOP Shares	Earnings	Stock	Loss	Total

	(In thousands, except share and per share amounts)

Balance – December 31, 2020	17,721,500	$132	$56,901	$(1,296)	$105,305	$(7,032)	$(185)	$153,825
Net income	—	—	—	—	3,245	—	—	3,245
Other comprehensive income	—	—	—	—	—	—	3	3
Cash dividend declared ($0.02 per share)	—	—	—	—	(144)	—	—	(144)
ESOP shares earned	—	—	32	65	—	—	—	97
Balance - March 31, 2021	17,721,500	$132	$56,933	$(1,231)	$108,406	$(7,032)	$(182)	$157,026
Net income	—	—	—	—	3,721	—	—	3,721
Other comprehensive income (loss)	—	—	—	—	—	—	(6)	(6)
ESOP shares earned	—	—	41	65	—	—	—	106
Balance - June 30, 2021	17,721,500	$132	$56,974	$(1,166)	$112,127	$(7,032)	$(188)	$160,847

							Accumulated
			Additional				Other
	Number of	Common	Paid- in	Unearned	Retained	Treasury	Comprehensive
	Shares, net	Stock	Capital	ESOP Shares	Earnings	Stock	Loss	Total

	(In thousands, except share and per share amounts)

Balance – December 31, 2021	16,377,936	$164	$145,335	$(8,301)	$114,323	$-	$(139)	$251,382
Net income	—	—	—	—	3,645	—	—	3,645
Other comprehensive income	—	—	—	—	—	—	19	19
Cash dividend declared ($0.06 per share)	—	—	—	—	(931)	—	—	(931)
ESOP shares earned	—	—	41	217	—	—	—	258
Balance – March 31, 2022	16,377,936	$164	$145,376	$(8,084)	$117,037	$-	$(120)	$254,373
Net income	—	—	—	—	5,393	—	—	5,393
Other comprehensive income	—	—	—	—	—	—	22	22
Cash dividend declared ($0.24 per share)	—	—	—	—	(3,722)	—	—	(3,722)
ESOP shares earned	—	—	28	218	—	—	—	246
Balance – June 30, 2022	16,377,936	$164	$145,404	$(7,866)	$118,708	$—	$(98)	$256,312

¹Shares amounts related to periods prior to the July 12, 2021 closing of the Company’s second-step conversion offering have been restated to give retroactive recognition to the 1.3400 exchange ratio applied in the conversion offering.

See notes to interim unaudited consolidated financial statements.

NORTHEAST COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2022	2021

	(In thousands)
Cash Flows from Operating Activities:
Net income	$9,038	$6,966
Adjustments to reconcile net income to net cash provided by operating activities:
Net accretion of securities premiums and discounts, net	(8)	(3)
Provision for loan losses	-	17
Depreciation	599	568
Net amortization of deferred loan fees and costs	277	23
Deferred income tax (benefit) expense	(785)	745
Unrealized loss recognized on equity securities	1,064	62
Earnings on bank owned life insurance	(297)	(295)
Gain on dispositions of premises and equipment	(46)	(7)
ESOP compensation expense	504	202
(Increase) decrease in accrued interest receivable	(949)	219
Decrease (increase) in other assets	280	(1,193)
(Decrease) increase in accounts payable - loan closing	(1,614)	222
Decrease in accounts payable and accrued expenses	(784)	(347)
Net Cash Provided by Operating Activities	7,279	7,179
Cash Flows from Investing Activities:
Net increase in loans	(52,919)	(8,669)
Proceeds from sale of loan	2,053	3,148
Principal repayments on securities held-to-maturity	737	793
Purchase of securities held-to-maturity	(10,038)	(4,250)
Net redemptions of restricted stock	331	26
Purchases of premises and equipment	(2,861)	(5,073)
Net Cash Used in Investing Activities	(62,697)	(14,025)
Cash Flows from Financing Activities:
Net increase in deposits	1,436	27,098
Repayment of FHLB of NY advances	(7,000)	—
Issuance of common stock funded by stock subscriptions	—	74,933
Decrease in advance payments by borrowers for taxes and insurance	(147)	(246)
Cash dividends paid	(4,913)	(295)
Net Cash (Used in) Provided by Financing Activities	(10,624)	101,490
Net (Decrease) Increase in Cash and Cash Equivalents	(66,042)	94,644
Cash and Cash Equivalents – Beginning	152,269	69,191
Cash and Cash Equivalents – Ending	$86,227	$163,835

See notes to interim unaudited consolidated financial statements.

NORTHEAST COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

	Six Months Ended June 30,
	2022	2021

	(In thousands)
Supplementary Cash Flows Information:
Income taxes paid	$2,635	$1,936
Interest paid	$2,592	$2,770
Supplementary Disclosure of Non-Cash Investing and Financing Activities:
Dividends declared and not paid	$983	$—

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

The Bank is headquartered in White Plains, New York. The Bank was founded in 1934 and is a community oriented financial institution dedicated to serving the financial services needs of individuals and businesses within its market area. The Bank currently conducts business through its eleven branch offices located in Bronx, New York, Orange, Rockland, Sullivan, and Westchester Counties in New York and Essex, Middlesex and Norfolk Counties in Massachusetts and two loan production offices located in White Plains, New York, and New City, New York.

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

3 Winterton Realty LLC, a New York limited liability company and wholly owned subsidiary of the Bank, was formed in October 2021 to facilitate the purchase or lease of real property by the Bank and currently owns the property for the Bank branch located in Bloomingburg, New York.

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

COVID-19:

The Company continues to monitor the impact of COVID-19 and considers these disruptions to be temporary. If the disruptions continue, this might have an adverse effect on the Company’s results of operations, financial position, and liquidity in 2022. Further, a decrease in the results of future operations could strain the Company’s regulatory capital ratios.

Note 2 — Regulatory Capital

The Company and the Bank are subject to regulatory capital requirements promulgated by the federal banking agencies. The Federal Reserve establishes capital requirements, including well capitalized standards, for the consolidated bank holding company, and the FDIC has similar requirements for the Company’s subsidiary bank. Prior to January 1,

2015, quantitative measures were established by regulation to ensure capital adequacy which required the Bank to maintain minimum amounts and ratios of Total, Tier 1 capital (as defined by regulations) to risk-weighted assets (as defined), and of Core tier 1 capital to adjusted total assets (as defined).

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

The Bank met all capital adequacy requirements to which it was subject as of June 30, 2022 and December 31, 2021.

The following table presents information about the Bank’s capital levels at the dates presented:

			Regulatory Capital Requirements
			Minimum Capital					For Classification as
	Actual		Adequacy(1)					Well-Capitalized
	Amount	Ratio	Amount			Ratio		Amount			Ratio

	(Dollars in Thousands)
As of June 30, 2022:
Total capital (to risk-weighted assets)	$205,545	14.79%	$	≥	111,212	≥	8.00%	$	≥	139,016	≥	10.00%
Tier 1 capital (to risk-weighted assets)	200,106	14.39		≥	83,409	≥	6.00		≥	111,212	≥	8.00
Common equity tier 1 capital (to risk-weighted assets)	200,106	14.39		≥	62,557	≥	4.50		≥	90,360	≥	6.50
Core (Tier 1) capital (to adjusted total assets)	200,106	16.62		≥	48,175	≥	4.00		≥	60,219	≥	5.00
As of December 31, 2021:
Total capital (to risk-weighted assets)	$196,155	15.28%	$	≥	102,702	≥	8.00%	$	≥	128,377	≥	10.00%
Tier 1 capital (to risk-weighted assets)	190,941	14.87		≥	77,026	≥	6.00		≥	102,702	≥	8.00
Common equity tier 1 capital (to risk-weighted assets)	190,941	14.87		≥	57,770	≥	4.50		≥	83,445	≥	6.50
Core (Tier 1) capital (to adjusted total assets)	190,941	16.79		≥	45,486	≥	4.00		≥	56,857	≥	5.00
(1)	Ratios do not include the capital conservation buffer.

Based on the most recent notification by the FDIC, the Bank was categorized as “well capitalized” under the regulatory framework for prompt corrective action. There have been no conditions or events that have occurred since notification that management believes have changed the Bank’s category.

Note 3 — Equity Securities

The following table is the schedule of equity securities at June 30, 2022 and December 31, 2021. The equity securities consists of our investment in a market-rate bond mutual fund that invests in high quality fixed income bonds, mainly government agency securities whose proceeds are designed to positively impact community development throughout the United States. The mutual fund focuses exclusively on providing affordable housing for low- and moderate-income borrowers and renters, including those in majority minority census tracts.

	June 30,	December 31,
	2022	2021

	(In Thousands)
Equity Securities, at Fair Value	$18,879	$19,943

The following is a summary of unrealized gain or loss recognized in net income on equity securities during the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(In Thousands)		(In Thousands)

Net (loss) gain recognized on equity securities during the period	$(430)	$93	$(1,064)	$(62)
Less: Net losses realized on the sale of equity securities during the period	—	—	—	—
Unrealized net (loss) gain recognized on equity securities held at the reporting date	$(430)	$93	$(1,064)	$(62)

Note 4 — Securities Available-for-Sale

The following table summarizes the Company’s portfolio of securities available-for-sale at June 30, 2022 and December 31, 2021.

	June 30, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In Thousands)
Mortgage-backed securities – residential:
Federal Home Loan Mortgage Corporation	$1	$—	$—	$1
	$1	$—	$—	$1

	December 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In Thousands)
Mortgage-backed securities – residential:
Federal Home Loan Mortgage Corporation	$1	$—	$—	$1
	$1	$—	$—	$1

There were no sales of securities available-for-sale as of June 30, 2022 and December 31, 2021.

Contractual final maturities of mortgage-backed securities were as follows:

	June 30, 2022
	Amortized Cost	Fair Value

	(In Thousands)
Due after one year but within five years	$1	$1
	$1	$1

The maturities shown above are based upon contractual final maturity. Actual maturities will differ from contractual maturities due to scheduled monthly repayments and due to the underlying borrowers having the right to prepay their obligations. At June 30, 2022 and December 31, 2021, the Company had no unrealized loss.

Note 5 — Securities Held-to-Maturity

The following table summarizes the Company’s portfolio of securities held-to-maturity at June 30, 2022 and December 31, 2021.

	June 30, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In Thousands)
Mortgage-backed securities – residential:
Government National Mortgage Association	$583	$	$7	$576
Federal Home Loan Mortgage Corporation	1,011	—	92	919
Federal National Mortgage Association	2,488	—	161	2,327
Collateralized mortgage obligations – GSE	3,194	—	328	2,866
Total mortgage-backed securities	7,276	—	588	6,688
Municipal Bonds	9,883	—	2,130	7,753
U.S. Treasury securities	10,030	—	86	9,944
	$27,189	$—	$2,804	$24,385

	December 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In Thousands)
Mortgage-backed securities – residential:
Government National Mortgage Association	$656	$19	$—	$675
Federal Home Loan Mortgage Corporation	1,059	—	5	1,054
Federal National Mortgage Association	2,695	23	6	2,712
Collateralized mortgage obligations – GSE	3,453	18	49	3,422
Total mortgage-backed securities	7,863	60	60	7,863
Municipal Bonds	10,017	7	267	9,757
	$17,880	$67	$327	$17,620

Contractual final maturities of mortgage-backed securities, municipal bonds, U.S. Treasury securities were as follows at June 30, 2022:

	June 30, 2022
	Amortized	Fair
	Cost	Value

	(In Thousands)
Due within one year	$10,567	$10,625
Due after one but within five years	1,781	2,018
Due after five but within ten years	2,616	2,510
Due after ten years	12,225	9,232
	$27,189	$24,385

The maturities shown above are based upon contractual final maturity. Actual maturities will differ from contractual maturities due to scheduled monthly repayments and due to the underlying borrowers having the right to prepay their obligations.

The age of unrealized losses and the fair value of related securities held-to-maturity were as follows:

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

	(In Thousands)
June 30, 2022:
Mortgage-backed securities - residential:
Government National Mortgage Association	$343	$7	$—	$—	$343	$7
Federal Home Loan Mortgage Corporation	882	92	—	—	882	92
Federal National Mortgage Association	2,326	161	—	—	2,326	161
Collateralized mortgage obligations – GSE	2,866	328	—	—	2,866	328
Total mortgage-backed securities	6,417	588	—	—	6,417	588
Municipal Bonds	7,752	2,130	—	—	7,752	2,130
U.S. Treasury securities	9,944	86	—	—	9,944	86
	$24,113	$2,804	$—	$—	$24,113	$2,804

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

	(In Thousands)
December 31, 2021:
Municipal Bonds	$9,134	$267	$—	$—	$9,134	$267
Mortgage-backed securities - residential:
Federal Home Loan Mortgage Corporation	$1,004	$5	$—	$—	$1,004	$5
Federal National Mortgage Association	2,035	6	—	—	2,035	6
Collateralized mortgage obligations – GSE	907	49	—	—	907	49
Total mortgage-backed securities	3,946	60	—	—	3,946	60
	$13,080	$327	$—	$—	$13,080	$327

At June 30, 2022, twelve mortgage-backed securities, five municipal bonds and two U.S. Treasury notes had unrealized loss due to interest rate volatility. Management concluded that the unrealized loss reflected above was temporary in nature since the unrealized loss was related primarily to market interest rates volatility, and not related to the underlying credit quality of the issuers of the securities. Additionally, the Company has the ability and intent to hold the securities for the time necessary to recover the amortized cost. At December 31, 2021, there were four mortgage-backed securities and three municipal bonds with unrealized loss.

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

The composition of loans were as follows at June 30, 2022 and December 31, 2021:

	June 30,	December 31,
	2022	2021

	(In Thousands)
Residential real estate:
One-to-four family	$5,758	$7,189
Multi-family	83,866	84,425
Mixed-use	23,495	28,744
Total residential real estate	113,119	120,358
Non-residential real estate	26,633	50,016
Construction	780,858	683,830
Commercial and industrial	102,594	118,378
Consumer	418	269
Total Loans	1,023,622	972,851
Allowance for loan losses	(5,467)	(5,242)
Deferred loan costs, net	527	484
	$1,018,682	$968,093

Loans serviced for the benefit of others totaled approximately $14,368,000 and $14,610,000 at June 30, 2022 and December 31, 2021, respectively. The value of mortgage servicing rights was not material at June 30, 2022 and December 31, 2021. The Company did not issue Payroll Protection Program (“PPP”) loans associated with the Coronavirus Response and Relief Supplemental Appropriations Act of 2021 (the “CARES Act”) in 2022 or 2021.

The Company had no loans to related parties at June 30, 2022 and December 31, 2021. In addition, the Company did not originate any loans to related parties in 2022 or 2021.

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

The following tables summarize the allocation of the allowance for loan losses and loans receivable by loan class and impairment method at June 30, 2022 and December 31, 2021:

At June 30, 2022:

		Non-		Commercial
	Residential	residential		and
	Real Estate	Real Estate	Construction	Industrial	Consumer	Unallocated	Total

	(In Thousands)
Allowance for loan losses:
Ending balance	$546	$198	$3,581	$865	$16	$261	$5,467
Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Ending balance: collectively evaluated for impairment	$546	$198	$3,581	$865	$16	$261	$5,467
Loans receivable:
Ending balance	$113,119	$26,633	$780,858	$102,594	$418	$—	$1,023,622
Ending balance: individually evaluated for impairment	$865	$769	$—	$—	$—	$—	$1,634
Ending balance: collectively evaluated for impairment	$112,254	$25,864	$780,858	$102,594	$418	$—	$1,021,988

At December 31, 2021:

		Non-		Commercial
	Residential	residential		and
	Real Estate	Real Estate	Construction	Industrial	Consumer	Unallocated	Total

	(In Thousands)
Allowance for loan losses:
Ending balance	$571	$381	$3,143	$973	$10	$164	$5,242
Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Ending balance: collectively evaluated for impairment	$571	$381	$3,143	$973	$10	$164	$5,242
Loans receivable:
Ending balance	$120,358	$50,016	$683,830	$118,378	$269	$—	$972,851
Ending balance: individually evaluated for impairment	$876	$746	$—	$—	$—	$—	$1,622
Ending balance: collectively evaluated for impairment	$119,482	$49,270	$683,830	$118,378	$269	$—	$971,229

The activity in the allowance for loan loss by loan class for the three months ended June 30, 2022 and 2021 was as follows:

		Non-		Commercial
	Residential	residential		and
	Real Estate	Real Estate	Construction	Industrial	Consumer	Unallocated	Total

	(In Thousands)
Allowance for loan losses:
Balance - March 31, 2022	$510	$340	$3,392	$958	$17	$111	$5,328
Charge-offs	—	—	—	—	(7)	—	(7)
Recoveries	146	—	—	—	—	—	146
Provision (Benefit)	(110)	(142)	189	(93)	6	150	—
Balance - June 30, 2022	$546	$198	$3,581	$865	$16	$261	$5,467

		Non-		Commercial
	Residential	residential		and
	Real Estate	Real Estate	Construction	Industrial	Consumer	Unallocated	Total

	(In Thousands)
Allowance for loan losses:
Balance - March 31, 2021	$699	$501	$3,144	$756	$2	$—	$5,102
Charge-offs	—	—	—	—	(9)	—	(9)
Recoveries	1	—	—	—	—	—	1
Provision (Benefit)	(13)	(25)	52	(74)	22	38	—
Balance - June 30, 2021	$687	$476	$3,196	$682	$15	$38	$5,094

The activity in the allowance for loan loss by loan class for the six months ended June 30, 2022 and 2021 was as follows:

		Non-		Commercial
	Residential	residential		and
	Real Estate	Real Estate	Construction	Industrial	Consumer	Unallocated	Total

	(In Thousands)
Allowance for loan losses:
Balance - December 31, 2021	$571	$381	$3,143	$973	$10	$164	$5,242
Charge-offs	—	—	—	—	(17)	—	(17)
Recoveries	189	53	—	—	—	—	242
Provision (Benefit)	(214)	(236)	438	(108)	23	97	—
Balance - June 30, 2022	$546	$198	$3,581	$865	$16	$261	$5,467

		Non-		Commercial
	Residential	residential		and
	Real Estate	Real Estate	Construction	Industrial	Consumer	Unallocated	Total

	(In Thousands)
Allowance for loan losses:
Balance - December 31, 2020	$707	$519	$3,068	$774	$20	$—	$5,088
Charge-offs	—	—	—	—	(20)	—	(20)
Recoveries	1	—	—	—	8	—	9
Provision (Benefit)	(21)	(43)	128	(92)	7	38	17
Balance - June 30, 2021	$687	$476	$3,196	$682	$15	$38	$5,094

During the three months ended June 30, 2022, the provision expenses recorded for construction loans were primarily attributed to the increased loan balances. The credit provision recorded for residential loans was due to loan recoveries during the three-month period. The credit provision recorded for non-residential loans and commercial and industrial loans was due to decreased loan balances.

During the three months ended June 30, 2021, the provision expenses recorded for construction loans were primarily attributed to the increased loan balances. The credit provision recorded for other loan segments was primarily due to decreased loan balances.

During the six months ended June 30, 2022, the provision expenses recorded for construction loans were attributed to the increased loan balances. The credit provition recorded for residential loans was primarily due to loan recoveries during the six-month period. The credit provision recorded for non-residential loans was attributed to loan recoveries and decreased loan balances. The credit provision recorded for commercial and industrial loans was primarily due to decreased loan balances.

During the six months ended June 30, 2021, the provision expenses recorded for construction loans were primarily attributed to the increased loan balances. The credit provision recorded for other loan segments was primarily due to decreased loan balances.

The following table shows our recorded investment, unpaid principal balance and allocated allowance for loan losses for loans that were considered impaired as of and for the periods presented:

As of and for the Three and Six months Ended June 30, 2022 and 2021:

				Three Months Ended June 30, 2022		Six Months Ended June 30, 2022
	Recorded	Unpaid Principal	Related	Average Recorded	Interest Income	Average Recorded	Interest Income
2022	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized

	(In Thousands)
With no related allowance recorded:
Residential real estate-Multi-family	$865	$865	$—	$865	$16	$869	$22
Non-residential real estate	769	836	—	768	4	760	14
Construction	—	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—	—
	1,634	1,701	—	1,633	20	1,629	36
With an allowance recorded	—	—	—	—	—	—	—

Total:
Residential real estate-Multi-family	865	865	—	865	16	869	22
Non-residential real estate	769	836	—	768	4	760	14
Construction	—	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—	—
	$1,634	$1,701	$—	$1,633	$20	$1,629	$36

				Three Months Ended June 30, 2021		Six Months Ended June 30, 2021
	Recorded	Unpaid Principal	Related	Average Recorded	Interest Income	Average Recorded	Interest Income
2021	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized

	(In Thousands)
With no related allowance recorded:
Residential real estate-Multi-family	$1,977	$1,977	$—	$1,986	$24	$1,994	$45
Non-residential real estate	4,334	4,401	—	4,337	8	4,378	17
Construction	—	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—	—
	6,311	6,378	—	6,323	32	6,372	62
With an allowance recorded	—	—	—	—	—	—	—

Total:
Residential real estate-Multi-family	1,977	1,977	—	1,986	24	1,994	45
Non-residential real estate	4,334	4,401	—	4,337	8	4,378	17
Construction	—	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—	—
	$6,311	$6,378	$—	$6,323	$32	$6,372	$62

As of and for the Year Ended December 31, 2021:

	Recorded	Unpaid Principal	Related	Average Recorded	Interest Income
2021	Investment	Balance	Allowance	Investment	Recognized

	(In Thousands)
With no related allowance recorded:
Residential real estate-Multi-family	$876	$876	$—	$1,986	$86
Non-residential real estate	746	813	—	3,891	36
Construction	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
	1,622	1,689	—	5,877	122
With an allowance recorded	—	—	—	—	—

Total:
Residential real estate-Multi-family	876	876	—	1,986	86
Non-residential real estate	746	813	—	3,891	36
Construction	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
	$1,622	$1,689	$—	$5,877	$122

There were two non-accrual loans totaling $769,000 as of June 30, 2022. The two non-accrual loans are non-residential loans from one borrower and are secured by the same property that is in foreclosure due to a maturity default at June 30, 2022. The Company did not recognize any interest income on non-accrual loans during the six months ended June 30, 2022 and 2021. Interest income that would have been recorded had the loans been on accrual status would have amounted to approximately $7,000 for the three and six months ended June 30, 2022. The Company is not committed to lend additional funds to borrowers whose loans have been placed on non-accrual status. There were no non-accrual loans at December 31, 2021.

The following tables provide information about delinquencies in our loan portfolio at the dates indicated.

Age Analysis of Past Due Loans as of June 30, 2022:

							Recorded
							Investment >
	30 – 59 Days	60 – 89 Days	Greater Than	Total Past		Total Loans	90 Days and
	Past Due	Past Due	90 Days	Due	Current	Receivable	Accruing

	(In Thousands)
Residential real estate:
One- to four-family	$—	$—	$—	$—	$5,758	$5,758	$—
Multi-family	—	949	—	949	82,917	83,866	—
Mixed-use	—	—	—	—	23,495	23,495	—
Non-residential real estate	—	769	—	769	25,864	26,633	—
Construction loans	—	—	—	—	780,858	780,858	—
Commercial and industrial loans	—	—	—	—	102,594	102,594	—
Consumer	—	—	—	—	418	418	—
	$—	$1,718	$—	$1,718	$1,021,904	$1,023,622	$—

Age Analysis of Past Due Loans as of December 31, 2021:

							Recorded
							Investment
	30 – 59 Days	60 – 89 Days	Greater Than	Total Past		Total Loans	> 90 Days and
	Past Due	Past Due	90 Days	Due	Current	Receivable	Accruing

	(In Thousands)
Residential real estate:
One- to four-family	$—	$—	$—	$—	$7,189	$7,189	$—
Multi-family	—	—	—	—	84,425	84,425	—
Mixed-use	—	—	—	—	28,744	28,744	—
Non-residential real estate	—	—	—	—	50,016	50,016	—
Construction loans	—	—	—	—	683,830	683,830	—
Commercial and industrial loans	—	—	—	—	118,378	118,378	—
Consumer	—	—	—	—	269	269	—
	$—	$—	$—	$—	$972,851	$972,851	$—

The following tables provide certain information related to the credit quality of our loan portfolio.

Credit Risk Profile by Internally Assigned Grade as of June 30, 2022:

	Residential	Non-residential		Commercial
	Real Estate	Real Estate	Construction	and Industrial	Consumer	Total

	(In Thousands)
Grade:
Pass	$113,119	$25,864	$780,858	$102,594	$418	$1,022,853
Special Mention	—	—	—	—	—	—
Substandard	—	769	—	—	—	769
Doubtful	—	—	—	—	—	—
	$113,119	$26,633	$780,858	$102,594	$418	$1,023,622

Credit Risk Profile by Internally Assigned Grade as of December 31, 2021:

	Residential	Non-residential		Commercial
	Real Estate	Real Estate	Construction	and Industrial	Consumer	Total

	(In Thousands)
Grade:
Pass	$120,358	$49,270	$683,830	$118,378	$269	$972,105
Special Mention	—	—	—	—	—	—
Substandard	—	746	—	—	—	746
Doubtful	—	—	—	—	—	—
	$120,358	$50,016	$683,830	$118,378	$269	$972,851

Troubled Debt Restructuring:

The following table shows our recorded investment for loans classified as a troubled debt restructuring (a “TDR”) that are performing according to their restructured terms at the periods indicated:

	June 30,		December 31,
	2022		2021
	Number of	Recorded	Number of	Recorded
	contracts	Investment	contracts	Investment

	(Dollars in Thousands)
Residential Real Estate - Mixed-use	2	$865	2	$876
Non-residential real estate	—	—	2	746
Total performing	2	$865	4	$1,622

The following is a summary of interest foregone on loans classified as a TDR for the three and six month periods ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(In Thousands)		(In Thousands)
Interest income that would have been recognized had the loans performed in accordance with their original terms	$18	$33	$42	$76
Less: Interest income included in the results of operations	14	32	36	62
Total foregone interest	$4	$1	$6	$14

There were no loans modified that were deemed to be a TDR during the six months ended June 30, 2022 and 2021. During the three and six months ended June 30, 2022, two TDR loans were placed on non-accrual status due to maturity default. During the three and six months ended June 30, 2021, none of the loans that were modified during the previous twelve months had defaulted.

The CARES Act includes a provision for the Company to opt out of applying the “troubled-debt restructuring” (“TDR”) accounting guidance in ASC 310-40 for certain loan modifications. Loan modifications made between March 1, 2020 and the earlier of  (1) January 1, 2022 or (2) 60 days after the President declares a termination of the COVID-19 national emergency were eligible for this relief if the related loans were not more than 30 days past due as of December 31, 2020. As of June 30, 2022, we had no loans in deferral status under the CARES Act.

Note 7 — Real Estate Owned (“REO”)

The Company owned one foreclosed property valued at approximately $1,996,000 at June 30, 2022 and December 31, 2021, consisting of an office building located in Pennsylvania. The property was acquired through foreclosure in December 2014.

Further declines in real estate values may result in impairment charges in the future. Routine holding costs are charged to expense as incurred and improvements to real estate owned that enhance the value of the real estate are capitalized. REO expense recorded in the consolidated statements of income amounted to $21,000 and $26,000 for the three months, and $52,000 and $68,000 for the six months ended June 30, 2022 and 2021, respectively.

Note 8 — Federal Home Loan Bank of New York (“FHLB”) Advances

FHLB advances are summarized as follows at June 30, 2022 and December 31, 2021:

	June 30,		December 31,
	2022		2021
		Weighted Average		Weighted Average
	Amount	Interest Rate	Amount	Interest Rate

	(Dollars in Thousands)
Advances maturing in:
One year or less	$7,000	2.83%	$7,000	2.79%
After one to three years	7,000	2.86%	14,000	2.85%
After five years (due 2030)	7,000	1.61%	7,000	1.61%
	$21,000	2.43%	$28,000	2.52%

At June 30, 2022, none of the above advances were subject to early call or redemption features. All advances had fixed interest rates and the term of the advance ranges between 2 and 10 years. At June 30, 2022, the advances were secured by a pledge of the Company’s investment in the capital stock of the FHLB and a blanket assignment of the Company’s otherwise unpledged qualifying mortgage loans. At June 30, 2022, these unpledged qualifying mortgage loans were not pledged to any company other than the FHLB. At June 30, 2022, the Company had the ability to borrow $24.1 million, net of  $21.0 million in outstanding advances, from the FHLB and $8.0 million from Atlantic Community Bankers Bank (“ACBB”).

Note 9 — Benefits Plans

Outside Director Retirement Plan (“DRP”)

The DRP is an unfunded non-contributory defined benefit pension plan covering all non-employee directors meeting eligibility requirements as specified in the plan document. The following table sets forth information regarding the components of net pension periodic expense measured as of June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(Dollars In Thousands)		(Dollars In Thousands)
Net periodic pension expense:
Service cost	$30	$33	$60	$65
Interest cost	14	10	28	20
Actuarial loss recognized	6	8	13	16
Total net periodic pension expense included in other non-interest expenses	$50	$51	$101	$101

Unrecognized net loss of $7,000 and $8,000 for the three months, and $14,000 and $16,000 for the six months ended June 30, 2022 and 2021, respectively, were included in accumulated other comprehensive income.

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

Expenses of $121,000 and $132,000 for the three months, and $240,000 and $227,000 for the six months ended June 30, 2022 and 2021, respectively, were recorded for this plan and are reflected in the Consolidated Statements of Income under Salaries and Employee Benefits.

Stock-Based Deferral Plan

In June 2021, the Company established a stock-based deferral plan for eligible key executives and members of the Board of Directors of the Company to elect to defer compensation received from the Company for their services and make deemed investments of that deferred compensation in shares of the Company’s common stock. At June 30, 2022, the Company did not have any obligations under the plan.

401(k) Plan

The Company maintains a 401(k) plan for all eligible employees. Participants are permitted to contribute from 1% to 15% or 60% of their annual compensation up to the maximum permitted under the Internal Revenue Code. The Company provided no matching contribution during the three and six months ended June 30, 2022 and 2021.

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

Each year, the Bank makes discretionary contributions to the ESOP equal to the principal and interest payment required on the loan from the Company. The ESOP may further pay down the principal balance of the loans by using dividends paid, if any, on the shares of Company common stock it owns. The balance remaining on the first ESOP loan was $1,703,000 at June 30, 2022 and December 31, 2021. The balance remaining on the second ESOP loan was $7,270,000 at June 30, 2022 and December 31, 2021.

Shares purchased with the loan proceeds serve as collateral for the loan and are held in a suspense account for future allocation among ESOP participants. As the loan principal is repaid, shares will be released from the suspense account and become eligible for allocation. The allocation among plan participants will be as described in the ESOP governing document.

ESOP shares initially pledged as collateral were recorded as unearned ESOP shares in the stockholders’ equity section of the consolidated statement of financial condition. Thereafter, on a monthly basis over the terms of the ESOP loans, approximately 2,894 shares for the ESOP loan made in 2006 and approximately 4,348 shares for the ESOP loan made in 2021 are committed to be released respectively. Compensation expense is recorded equal to the shares committed to be released multiplied by the average closing price of the Company’s stock during that month. ESOP expense totaled approximately $246,000 and $106,000 for the three months, and $504,000 and $203,000 for the six months ended June 30, 2022 and 2021, respectively. Dividends on unallocated shares, which totaled approximately $209,000 and $4,000 for the three months, and $261,000 and $9,000 for the six months ended June 30, 2022 and 2021, are recorded as a reduction of the ESOP loan. Dividends on allocated shares, which totaled approximately $146,000 and $11,000 for the three months, and $182,000 and $23,000 for the six months ended June 30, 2022 and 2021, respectively, are charged to retained earnings.

ESOP shares are summarized as follows:

	June 30,	December 31,
	2022	2021
Allocated shares	607,922	521,012
Shares committed to be released	43,460	86,910
Unearned shares	826,027	869,487
Total ESOP Shares	1,477,409	1,477,409
Less allocated shares distributed to former or retired employees	(112,548)	(106,369)
Total ESOP Shares Held by Trustee	1,364,861	1,371,040
Fair value of unearned shares	$9,722,336	$9,677,390

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

At June 30, 2022 and December 31, 2021, the quantitative data relating to the Company’s leases are as follows (in thousands):

	June 30,	December 31,
	2022	2021
Finance Lease Amounts:
ROU asset	$357	$359
Lease liability	$514	$496
Operating Lease Amounts:
ROU assets	$2,296	$2,564
Lease liabilities	$2,344	$2,604
Weighted-average remaining lease term
Finance lease	95 years	95 years
Operating leases	6.81	7.02
Weighted-average discount rate
Finance lease	9.50%	9.50%
Operating leases	1.17%	1.22%

The components of lease expense and cash flow information related to leases as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(Dollars In Thousands)		(Dollars In Thousands)
Finance Lease Cost
Amortization of ROU asset	$1	1	$2	$2
Interest on lease liability	$9	9	$19	$18
Operating Lease Costs	$141	141	$283	$283
Cash paid for amounts included in the measurement of lease liabilities
Finance lease	$—	—	$—	$—
Operating leases	$139	136	$277	$271

Maturities of lease liabilities at June 30, 2022 are as follows (in thousands):

	Operating	Finance
	Leases	Lease
Years ended December 31:
2022	$272	$23
2023	423	30
2024	333	30
2025	302	30
2026	235	31
Thereafter	875	4,158
Total lease payments	$2,440	$4,302
Interest	(96)	(3,788)
Lease liability	$2,344	$514

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

An asset’s or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The following table sets forth the Company’s assets that are carried at fair value on a recurring basis and the level that was used to determine their fair value at June 30, 2022 and December 31, 2021:

	Quoted Prices in		Significant Other		Significant		Total Carried
	Active Markets for		Observable		Unobservable		at Fair
	Identical Assets		Inputs		Inputs		Value on a
	(Level 1)		(Level 2)		(Level 3)		Recurring Basis
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
Description	2022	2021	2022	2021	2022	2021	2022	2021
Assets:
Marketable equity securities:
Mutual funds	$18,879	$19,943	$—	$—	$—	$—	$18,879	$19,943
Mortgage-backed securities
FHLMC	—	—	1	1	—	—	1	1
Total assets	$18,879	$19,943	$1	$1	$—	$—	$18,880	$19,944

There were no transfers between Level 1 and 2 during the three and six months ended June 30, 2022 or the year ended December 31, 2021. The Company did not have any liabilities that were carried at fair value on a recurring basis at June 30, 2022 and December 31, 2021.

The Company did not have any assets and liabilities that were carried at fair value on a non-recurring basis at June 30, 2022 and December 31, 2021.

The methods and assumptions used to estimate fair value at June 30, 2022 and December 31, 2021 are as follows:

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

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at June 30, 2022 and December 31, 2021:

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

The carrying amounts and estimated fair value of our financial instruments are as follows:

			Fair Value at June 30, 2022
			Quoted
			Prices in
			Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
	Carrying		Assets	Inputs	Inputs
(In thousands)	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Cash and cash equivalents	$86,227	$86,227	$86,227	$—	$—
Certificates of deposit	100	100	—	100	—
Marketable equity securities	18,879	18,879	18,879	—	—
Securities available for sale	1	1	—	1	—
Securities held to maturity	27,189	24,385	—	24,385	—
Loans receivable, net	1,018,682	1,009,632	—	—	1,009,632
Investments in restricted stock	1,238	1,238	—	1,238	—
Accrued interest receivable	5,232	5,232	—	5,232	—
Financial Liabilities
Deposits	928,600	926,234	—	926,234	—
FHLB of New York advances	21,000	19,987	—	19,987	—

			Fair Value at December 31, 2021
			Quoted
			Prices in
			Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
	Carrying		Assets	Inputs	Inputs
(In thousands)	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Cash and cash equivalents	$152,269	$152,269	$152,269	$—	$—
Certificates of deposit	100	100	—	100	—
Marketable equity securities	19,943	19,943	19,943	—	—
Securities available for sale	1	1	—	1	—
Securities held to maturity	17,880	17,620	—	17,620	—
Loans receivable, net	968,093	968,247	—	—	968,247
Investments in restricted stock	1,569	1,569	—	1,569	—
Accrued interest receivable	4,283	4,283	—	4,283	—
Financial Liabilities
Deposits	927,164	929,003	—	929,003	—
FHLB of New York advances	28,000	28,283	—	28,283	—

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

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals such as referral fees based month end reports. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of June 30, 2022, the Company did not have any significant contract balances.

All of the Company’s revenue from contracts with customers within the scope of ASC 606 is recognized within noninterest income. The following table presents the Company’s sources of noninterest income for the three and six months ended June 30, 2022 and 2021. Sources of revenue outside the scope of ASC 606 are noted as such:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(In Thousands)		(In Thousands)
Non-interest income:
Deposit-related fees and charges	$18	$17	$36	$34
Loan-related fees and charges(1)	382	220	553	368
Electronic banking fees and charges	227	156	429	313
Gain on disposition of equipment(1)	46	7	46	7
Income from bank owned life insurance(1)	150	148	297	295
Investment advisory fees	120	124	257	242
Unrealized (loss) gain on equity securities(1)	(430)	93	(1,064)	(62)
Miscellaneous(1)	23	13	40	24
Total non-interest income	$536	$778	$594	$1,221
(1)	Not within the scope of ASC 606.

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

Note 13 — Other Non-Interest Expenses

The following is an analysis of other non-interest expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(In Thousands)		(In Thousands)
Other	$721	$476	$1,337	$965
Service contracts	271	196	528	425
Consulting expense	202	369	460	578
Telephone	150	146	291	287
Directors compensation	142	125	281	269
Audit and accounting	95	132	300	256
Insurance	96	75	178	148
Director, officer, and employee expense	70	64	128	126
Legal fees	203	86	357	103
Office supplies and stationary	37	29	77	65
Recruiting expense	18	1	45	1
	$2,005	$1,699	$3,982	$3,223

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

The Company cautions readers of this report that a number of important factors could cause the Company’s actual results to differ materially from those expressed in forward-looking statements. Factors that could cause actual results to differ from those predicted and could affect the future prospects of the Company include, but are not limited to: (i) general economic conditions, including higher inflation, either nationally or in our market area, that are worse than expected; (ii) changes in the interest rate environment that reduce our interest margins, reduce the fair value of financial instruments or reduce the demand for our loan products; (iii) increased competitive pressures among financial services companies; (iv) changes in consumer spending, borrowing and savings habits; (v) changes in the quality and composition of our loan or investment portfolios; (vi) changes in real estate market values in our market area; (vii) decreased demand for loan products, deposit flows, competition, or decreased demand for financial services in our market area; (viii) major catastrophes such as earthquakes, floods or other natural or human disasters and infectious disease outbreaks, including the current coronavirus (COVID-19) pandemic, the related disruption to local, regional and global economic activity and financial markets, and the impact that any of the foregoing may have on us and our customers and other constituencies; (ix) legislative or regulatory changes that adversely affect our business or changes in the monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board; (x) technological changes that may be more difficult or expensive than expected; (xi) success or consummation of new business initiatives may be more difficult or expensive than expected; (xii) the inability to successfully integrate acquired businesses and financial institutions into our business operations; (xiii) adverse changes in the securities markets; (xiv) the inability of third party service providers to perform; and (xv) changes in accounting policies and practices, as may be adopted by bank regulatory agencies or the Financial Accounting Standards Board.

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

Although the full magnitude of the pandemic is uncertain, management is actively monitoring the impact of the global situation on the banking industry and the Company’s financial condition, liquidity, future results of operations, and workforce. Given the daily evolution of COVID-19 and the global responses to curb the spread of COVID-19, the

Company is currently unable to estimate and quantify the effects of this crisis on the Company’s results of operations, financial condition, or liquidity for 2022.

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

To curtail the spread of COVID-19, the Company temporarily closed one branch due to its location in an enclosed shopping mall and the lobby, except by appointment only, of the other eight branches. Currently, all our eleven branches have resumed normal operations in servicing our customers.

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

Due to the impact of COVID-19 on our borrowers, we granted eligible loan modifications under the CARES Act in the form of payment deferral of principal and interest to 196 loans totaling $190.9 million at the time payment deferral was requested. As of June 30, 2022, we had no loans in deferral status.

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

Based on management’s comprehensive analysis of the loan portfolio, management believes the allowance for loan losses is appropriate as of June 30, 2022.

Balance Sheet Analysis

General

Total assets decreased by $3.5 million, or 0.3%, to $1.2 billion at June 30, 2022, from $1.2 billion at December 31, 2021. The decrease in assets was primarily due to decreases in cash and cash equivalents of $66.0 million and equity securities of $1.1 million, partially offset by increases in net loans of $50.6 million, securities held-to-maturity of $9.3 million, and premises and equipment of $2.3 million.

Cash and cash equivalents decreased by $66.0 million, or 43.4%, to $86.2 million at June 30, 2022 from $152.3 million at December 31, 2021. The decrease in cash and cash equivalents was a result of cash being deployed to fund an increase in net loans of $50.6 million, an increase in securities held-to-maturiy of $9.3 million, an increase in property and equipment of $2.3 million due primarily to the purchase of property and equipment for a new branch office, and a reduction in FHLB advances of $7.0 million.

Equity securities decreased by $1.1 million, or 5.3%, to $18.9 million at June 30, 2022 from $19.9 million at December 31, 2021. The decrease in equity securities was primarily attributable to market depreciation of $1.1 million as market interest rates increased during the six months ended June 30, 2022.

Securities held-to-maturity increased by $9.3 million, or 52.1%, to $27.2 million at June 30, 2022 from $17.9 million at December 31, 2021 due primarily to the purchases of securities, partially offset by maturities and pay-downs.

Loans, net of the allowance for loan losses, increased by $50.6 million, or 5.2%, to $1.0 billion at June 30, 2022 from $968.1 million at December 31, 2021. The increase in loans, net of the allowance for loan losses, was primarily due to loan originations of $307.4 million during the six months ended June 30, 2022, consisting primarily of $266.3 million in construction loans with respect to which approximately 32.1% of the funds were disbursed at loan closings, with the remaining funds to be disbursed over the terms of the construction loans.

Loan originations increased by $97.0 million due to increased originations of construction loans. The increase in our loan portfolio was partially offset by decreases in non-residential loans of $23.4 million, commercial and industrial loans of $15.8 million, mixed-use loans of $5.2 million, residential loans of $1.4 million, and multi-family loans of $560,000, coupled with normal pay-downs and principal reductions.

Premises and equipment increased by $2.3 million, or 9.7, to $26.2 million at June 30, 2022 from $23.9 million at December 31, 2021 due to the acquisition of property and equipment for a new branch site located in Bloomingburg, New York.

Investments in restricted stock decreased by $331,000, or 21.1%, to $1.2 million at June 30, 2022 from $1.6 million at December 31, 2021 due to a reduction in mandatory Federal Home Loan Bank stock in connection with the maturity/pay-off of $7.0 million in advances during the quarter ended June 30, 2022.

Accrued interest receivable increased by $949,000, or 22.2%, to $5.2 million at June 30, 2022 from $4.3 million at December 31, 2021 due to an increase in the loan portfolio.

Foreclosed real estate was $2.0 million at June 30, 2022 and December 31, 2021.

Right of use assets — operating decreased by $268,000, or 10.5%, to $2.3 million at June 30, 2022 from $2.6 million at December 31, 2021, primarily due to amortization.

Other assets increased by $793,000, or 16.9%, to $5.5 million at June 30, 2022 from $4.7 million at December 31, 2021 due to increases in suspense accounts of $406,000, tax assets of $326,000, and prepaid expenses of $84,000.

Total deposits increased by $1.4 million, or 0.2%, to $928.6 million at June 30, 2022 from $927.2 million at December 31, 2021. The increase was primarily due to an increase in non-interest bearing demand deposits of $31.6 million, or 9.6%, and an increase in savings account balances of $24.5 million, or 13.3%. These increases were partially offset by a decrease in certificates of deposit of $48.7 million, or 16.6%, and a decrease in NOW/money market accounts of $6.1 million, or 5.1%, from December 31, 2021 to June 30, 2022.

Federal Home Loan Bank advances decreased by $7.0 million, or 25.0%, to $21.0 million at June 30, 2022 from $28.0 million at December 31, 2021.

Advance payments by borrowers for taxes and insurance decreased by $147,000, or 7.8%, to $1.7 million at June 30, 2022 from $1.9 million at December 31, 2021 due primarily to payment of taxes for borrowers, partially offset by the accumulation of tax payments from borrowers.

Lease liability – operating decreased by $260,000, or 10.0%, to $2.3 million at June 30, 2022 from $2.6 million at December 31, 2021, primarily due to amortization.

Accounts payable and accrued expenses decreased by $2.5 million, or 18.1%, to $11.1 million at June 30, 2022 from $13.5 million at December 31, 2021 due primarily to a decrease in suspense accounts for loan closings of $1.6 million and a decrease in accrued expenses of $1.2 million.

Stockholders’ equity increased by $4.9 million, or 2.0% to $256.3 million at June 30, 2022, from $251.4 million at December 31, 2021. The increase in stockholders’ equity was due to net income of $9.0 million for the six months ended June 30, 2022, a reduction of $504,000 in unearned employee stock ownership plan shares, and $41,000 in other comprehensive income, partially offset by dividends paid and declared of $4.7 million.

Results of Operations for the Three Months Ended June 30, 2022 and 2021

Financial Highlights

Net income for the three months ended June 30, 2022 was $5.4 million compared to net income of $3.7 million for the three months ended June 30, 2021. Net income for the three months ended June 30, 2022 increased from net income for the three months ended June 30, 2021 primarily due to an increase in net interest income, partially offset by a decrease in non-interest income, an increase in non-interest expense, and an increase in income tax expense.

Net Interest Income

Net interest income totaled $13.5 million for the three months ended June 30, 2022, as compared to $10.4 million for the three months ended June 30, 2021. The increase in net interest income of $3.2 million, or 30.5%, was primarily due to an increase in interest income combined with a decrease in interest expense.

The increase in interest income is attributable to increases in loans, investment securities, equity securities, and interest-bearing deposits as we continued to deploy the proceeds raised in our July 2021 second-step conversion. The increase in interest income is also attributed to an increase in interest rates during the three months ended June 30, 2022.

The decrease in interest expense is attributable to a decrease in the balances and cost of funds on our certificates of deposits and our borrowed money, partially offset by increases in the balances and cost of funds in our interest-bearing demand deposits and our savings and club accounts.

In this regard, total interest income increased by $3.2 million, or 27.1%, to $14.8 million for the thre months ended June 30, 2022 from $11.7 million for the three months ended June 30, 2021 due to an increase in the average balance of interest earning assets of $257.0 million, or 27.8%, to $1.2 billion for the three months ended June 30, 2022 from $924.9 million for the three months ended June 30, 2021, partially offset by a decrease in the yield on interest earning assets by 3 basis points from 5.05% for the three months ended June 30, 2021 to 5.02% for the three months ended June 30, 2022.

Interest expense decreased by $2,000, or 0.2%, to $1.3 million for the three months ended June 30, 2022 from $1.3 million for the three months ended June 30, 2021 due to a decrease in the cost of interest bearing liabilities by 7 basis points from 0.91% for the three months ended June 30, 2021 to 0.84% for the three months ended June 30, 2022, partially offset by an increase in average interest bearing liabilities of $45.4 million, or 8.0%, to $613.6 million for the three months ended June 30, 2022 from $568.3 million for the three months ended June 30, 2021.

Net interest margin increased by 9 basis points, or 2.1%, during the three months ended June 30, 2022 to 4.58% compared to 4.49% during the three months ended June 30, 2021.

Provision for Loan Losses.

The Company recorded no loan loss provision for the three months ended June 30, 2022 and June 30, 2021. We charged-off $7,000 and $9,000 during the three months ended June 30, 2022 and June 30, 2021, respectively, against various unpaid overdrafts in our demand deposit accounts. We recorded recoveries of $146,000 and $1,000 during the three months ended June 30, 2022 and June 30, 2021, respectively. The recovery of $146,000 during the three months ended June 30, 2022 was due to a recovery on a previously charged-off multi-family property.

Based on a review of the loans that were in the loan portfolio at June 30, 2022, management believes that the allowance is maintained at a level that represents its best estimate of inherent losses in the loan portfolio that were both probable and reasonably estimable.

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

Non-Interest Income

Non-interest income for the three months ended June 30, 2022 was $536,000 compared to non-interest income of $778,000 for the three months ended June 30, 2021. The decrease in total non-interest income was primarily due to an unrealized loss of $430,000 on equity securities during the three months ended June 30, 2022 compared to an unrealized loss of $93,000 on equity securities during the three months ended June 30, 2021. The unrealized loss of $430,000 on equity securities was primarily due to a rising interest rate environment due to the Federal Reserve’s interest rate increase, which impacted the value of the equity securities during the June 30, 2022 quarter.

The decrease in total non-interest income was partially offset by an increase of $234,000 in other loan fees and service charges, an increase of $39,000 on gain from the sale of fixed assets, an increase of $10,000 in other non-interest income, an increase of $2,000 in bank-owned life insurance income, and a decrease of $4,000 in investment advisory fees.

The increase in other loan fees and service charges was due to an increase of  $161,000 in other loan fees and loan servicing fees and an increase of $71,000 in ATM and debit card usage fees.

Non-Interest Expense

Non-interest expense increased by $698,000, or 11.0%, to $7.0 million for the three months ended June 30, 2022 from $6.3 million for the three months ended June 30, 2021. The increase resulted primarily from increases of $305,000 in other operating expense, $142,000 in outside data processing expense, $101,000 in salaries and employee benefits, $90,000 in occupancy expense, $38,000 in equipment expense, and $27,000 in advertising expense, partially offset by a decrease of $5,000 in real estate owned expense.

Other non-interest expense increased by $305,000, or 17.9%, to $2.0 million for the three months ended June 30, 2022 from $1.7 million for the three months ended June 30, 2021 due mainly to increases of $245,000 in miscellaneous other non-interest expense, $116,000 in legal fees, $76,000 in service contracts expense, $20,000 in insurance expense, $17,000 in expenses related to the hiring of personnel, $16,000 in directors compensation, $9,000 in office supplies,

$7,000 in directors, officers and employee expense, and $3,000 in telephone expense. These increases were partially offset by a decrease of $167,000 in consulting fees and a decrease of $38,000 in audit and accounting fees.

The increase of $245,000 in miscellaneous other non-interest expense was mainly due to an increase of $136,000 in regulatory insurance premiums and assessments due to an increase in our total assets, and increases of $49,000 in public company expenses, $23,000 in dues and subscriptions, $16,000 in check and correspondence bank charges, and $15,000 in miscellaneous charge-offs.

The increase of $116,000 in legal fees was due to the increased expenses associated with being a fully public company.

Outside data processing expense increased by $142,000, or 42.1%, to $479,000 for the three months ended June 30, 2022 from $337,000 for the three months ended June 30, 2021 due to the cost of operating additional two branches and additional data processing services.

Salaries and employee benefits increased by $101,000, or 2.9%, to $3.6 million for the three months ended June 30, 2022 from $3.5 million for the three months ended June 30, 2021 primarily due to an increase in number of full time equivalent personnel due to the opening of two additional branch offices, an increase in bonus accruals for loan production personnel as loan originations increased, and an increase in employee stock ownership plan (“ESOP”) compensation cost as the ESOP purchased additional shares of Company common stock using funds loaned from the Company as part of the second-step conversion offering. These increases were partially offset by an increase in loan origination expenses related to loan origination fees due to an increase in loan originations.

Occupancy expense increased by $90,000, or 19.1%, to $562,000 for the three months ended June 30, 2022 from $472,000 for the three months ended June 30, 2021 primarily as a result of the cost of operating additional branch office space.

Equipment expense increased by $37,000, or 15.5%, to $276,000 for the three months ended June 30, 2022 from $239,000 for the three months ended June 30, 2021 due to the purchases of additional equipment to support the Company’s branch expansion.

Advertising expense increased by $27,000, or 112.5%, to $51,000 for the three months ended June 30, 2022 from $24,000 for the six months ended June 30, 2021 due mainly to the resumption of advertising and promotional products to promote the opening of additional branch offices.

Real estate owned expense decreased by $5,000, or 19.2%, to $21,000 for the three months ended June 30, 2022 from $26,000 for the three months ended June 30, 2021 due to a reduction in operating expenses to maintain the one real estate owned property.

Income Taxes.  We recorded income tax expense of  $1.7 million and $1.1 million for the three months ended June 30, 2022 and 2021, respectively. For the three months ended June 30, 2022, we had approximately $185,000 in tax exempt income, compared to approximately $174,000 in tax exempt income for the three months ended June 30, 2021. Our effective income tax rates were 23.7% and 23.2% for the three months ended June 30, 2022 and 2021, respectively.

Results of Operations for the Six Months Ended June 30, 2022 and 2021

Financial Highlights

Net income for the six months ended June 30, 2022 was $9.0 million compared to net income of $7.0 million for the six months ended June 30, 2021. Net income for the six months ended June 30, 2022 was greater than net income for the six months ended June 30, 2021 primarily due to an increase in net interest income, partially offset by a decrease in non-interest income, an increase in non-interest expense, and an increase in income tax expense.

Net Interest Income

Net interest income totaled $25.5 million for the six months ended June 30, 2022, as compared to $20.7 million for the six months ended June 30, 2021. The increase in net interest income of $4.7 million, or 22.8%, was primarily due to an increase in interest income combined with a decrease in interest expense.

The increase in interest income is attributable to increases in loans, investment securities, equity securities, and interest-bearing deposits as we continued to deploy the proceeds raised in our July 2021 second-step conversion. The increase in interest income is also attributed to an increase in interest rates during the six months ended June 30, 2022.

The decrease in interest expense is attributable to a decrease in the balances and cost of funds on our certificates of deposits and borrowed money, partially offset by increases in the balances and cost of funds in our interest-bearing demand deposits and our savings and club accounts.

In this regard, interest income increased by $4.6 million, or 19.6%, to $28.1 million for the six months ended June 30, 2022 from $23.5 million for the six months ended June 30, 2021 due to an increase in the average balance of interest earning assets of $262.5 million, or 28.7%, to $1.2 billion for the six months ended June 30, 2022 from $913.5 million for the six months ended June 30, 2021, partially offset by a decrease in the yield on interest earning assets by 36 basis points from 5.14% for the six months ended June 30, 2021 to 4.78% for the six months ended June 30, 2022.

Interest expense decreased by $119,000, or 4.3%, to $2.6 million for the six months ended June 30, 2022 from $2.8 million for the six months ended June 30, 2021 due to a decrease in the cost of interest bearing liabilities by 12 basis points from 0.97% for the six months ended June 30, 2021 to 0.85% for the six months ended June 30, 2022, partially offset by an increase in average interest bearing liabilities of  $52.6 million, or 9.2%, to $624.4 million for the six months ended June 30, 2022 from $571.8 million for the six months ended June 30, 2021.

Net interest margin decreased by 21 basis points, or 4.6%, during the six months ended June 30, 2022 to 4.33% compared to 4.54% during the six months ended June 30, 2021.

Provision for Loan Losses.

The Company recorded no loan loss provision for the six months ended June 30, 2022 compared to a loan loss provision of $17,000 for the six months ended June 30, 2021. We charged-off $17,000 and $20,000 during the six months ended June 30, 2022 and June 30, 2021, respectively, against various unpaid overdrafts in our demand deposit accounts. We recorded recoveries of $242,000 and $9,000 during the six months ended June 30, 2022 and June 30, 2021, respectively. The recoveries of $242,000 during the six months ended June 30, 2022 comprised of recoveries of $146,000 regarding a previously charged-off multi-family property, $53,000 regarding a previously charged-off non-residential property, and $43,000 regarding a previously charged-off mixed property.

Based on a review of the loans that were in the loan portfolio at June 30, 2022, management believes that the allowance is maintained at a level that represents its best estimate of inherent losses in the loan portfolio that were both probable and reasonably estimable.

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

Non-Interest Income

Non-interest income for the six months ended June 30, 2022 was $594,000 compared to non-interest income of $1.2 million for the six months ended ended June 30, 2021. The decrease in total non-interest income was primarily due to unrealized loss of $1.1 million on equity securities during the six months ended June 30, 2022 compared to an unrealized loss of $62,000 on equity securities during the six months ended June 30, 2021. The unrealized loss of $1.1 million on equity securities was primarily due to a rising interest rate environment due to the Federal Reserve’s interest rate increase, which impacted the value of the equity securities during the six months ended June 30, 2022.

The decrease in total non-interest income was partially offset by increases of $303,000 in other loan fees and service charges, $39,000 on gain from the sale of fixed assets, $16,000 in other non-interest income, $15,000 in investment advisory fees, and $2,000 in bank-owned life insurance income.

The increase in other loan fees and service charges was due to an increase of  $185,000 in other loan fees and loan servicing fees and an increase of $116,000 in ATM and debit card usage fees.

Non-Interest Expense

Non-interest expense increased by $1.4 million, or 10.6%, to $14.2 million for the six months ended June 30, 2022 from $12.9 million for the six months ended June 30, 2021. The increase resulted primarily from increases of $759,000 in other operating expense, $272,000 in salaries and employee benefits, $121,000 in occupancy expense, $91,000 in outside data processing expense, $78,000 in equipment expense, and $58,000 in advertising expense, partially offset by a decrease of $16,000 in real estate owned expense.

Other non-interest expense increased by $759,000, or 23.5%, to $4.0 million for the six months ended June 30, 2022 from $3.2 million for the six months ended June 30, 2021 due mainly to increases of $372,000 in miscellaneous other non-interest expense, $254,000 in legal fees, $104,000 in service contracts expense, $44,000 in expenses related to the hiring of personnel, $43,000 in audit and accounting fees, $30,000 in insurance expense, $12,000 in office supplies, $11,000 in directors compensation, $4,000 in telephone expense, and $3,000 in directors, officers and employee expense. These increases were partially offset by a decrease of $118,000 in consulting fees.

The increase of $372,000 in miscellaneous other non-interest expense was mainly due to an increase of $217,000 in regulatory insurance premiums and assessments due to an increase in our total assets, an increase of $54,000 in miscellaneous charge-offs, an increase of $53,000 in public company expense, an increase of $25,000 in dues and subscriptions, and an increase of $19,000 in check and correspondence bank charges.

The increase of $254,000 in legal fees was due to the increased expenses associated with being a fully public company.

Salaries and employee benefits increased by $272,000, or 3.8%, to $7.4 million for the six months ended June 30, 2022 from $7.2 million for the six months ended June 30, 2021 primarily due to an increase in number of full time equivalent personnel related to the opening of two additional branch offices, an increase in bonus accruals for loan production personnel as loan originations increased, and an increase in employee stock ownership plan (“ESOP”) compensation cost as the ESOP purchased additional shares of Company common stock using funds loaned to the ESOP from the Company as part of the second-step conversion offering. These increases were partially offset by an increase in loan origination expenses and fees resulting from an increase in loan originations.

Occupancy expense increased by $121,000, or 11.6%, to $1.2 million for the six months ended June 30, 2022 from $1.0 million for the six months ended June 30, 2021 primarily as a result of the cost of operating additional branch office space.

Outside data processing expense increased by $91,000, or 11.0%, to $915,000 for the six months ended June 30, 2022 from $824,000 for the six months ended June 30, 2021 due to the cost of operating additional two branches and additional data processing services.

Equipment expense increased by $78,000, or 16.0%, to $566,000 for the six months ended June 30, 2022 from $488,000 for the six months ended June 30, 2021 due to the purchases of additional equipment to support the Company’s branch expansion.

Advertising expense increased by $58,000, or 123.4%, to $105,000 for the six months ended June 30, 2022 from $47,000 for the six months ended June 30, 2021 due mainly to the resumption of advertising and promotional products to promote the opening of our additional branch offices.

Real estate owned expense decreased by $16,000, or 23.5%, to $52,000 for the six months ended June 30, 2022 from $68,000 for the six months ended June 30, 2021 due to a reduction in operating expenses to maintain the one real estate owned property.

Income Taxes.  We recorded income tax expense of  $2.8 million and $2.1 million for the six months ended June 30, 2022 and 2021, respectively. For the six months ended June 30, 2022, we had approximately $370,000 in tax exempt income, compared to approximately $336,000 in tax exempt income for the six months ended June 30, 2021. Our effective income tax rates were 23.6% and 23.2% for the six months ended June 30, 2022 and 2021, respectively.

Average Balances and Yields

The following tables present information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting annualized average yields and costs. The yields and costs for the periods indicated are derived by dividing income or expense by the average daily balances of assets or liabilities, respectively, for the periods presented. Loan fees, including prepayment fees, are included in interest income on loans and are not material. Non-accrual loans are included in the average balances only. In addition, yields are not presented on a tax-equivalent basis. Any adjustments necessary to present yields on a tax-equivalent basis are insignificant.

	Three Months Ended June 30,
	2022			2021
	Average	Interest and	Yield/	Average	Interest and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost

Loans receivable	$997,983	$14,412	5.78%	$833,973	$11,575	5.55%
Securities(1)	43,880	177	1.61	21,513	90	1.67
Other interest-earning assets	139,978	249	0.71	69,368	11	0.06
Total interest-earning assets	1,181,841	14,838	5.02	924,854	11,676	5.05
Allowance for loan losses	(5,333)			(5,103)
Non-interest-earning assets	77,693			72,615
Total assets	$1,254,201			$992,366

Interest bearing demand	$115,097	$190	0.66%	$114,675	$164	0.57%
Savings and club accounts	214,840	354	0.66	101,162	48	0.19
Certificates of deposit	262,703	616	0.94	324,420	901	1.11
Interest-bearing deposits	592,640	1,160	0.78	540,257	1,113	0.82
Borrowed money	$21,000	136	2.59	28,000	185	2.64
Interest-bearing liabilities	613,640	1,296	0.84	568,257	1,298	0.91
Non-interest-bearing demand	368,359			239,996
Other non-interest-bearing liabilities	16,108			24,429
Total liabilities	998,107			832,682
Equity	256,094			159,684
Total liabilities and equity	$1,254,201			$992,366
Net interest income/interest spread		$13,542	4.18%		$10,378	4.14%
Net interest margin			4.58%			4.49%
Net interest-earning assets	$568,201			$356,597
Average interest-earning assets to interest-bearing liabilities	192.60%			162.75%

	Six Months Ended June 30,
	2022			2021
	Average	Interest and	Yield/	Average	Interest and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost

Loans receivable	$993,879	$27,473	5.53%	$834,219	$23,302	5.59%
Securities(1)	41,489	335	1.61	20,312	173	1.70
Other interest-earning assets	140,582	304	0.43	58,942	21	0.07
Total interest-earning assets	1,175,950	28,112	4.78	913,473	23,496	5.14
Allowance for loan losses	(5,308)			(5,096)
Non-interest-earning assets	76,927			70,157
Total assets	$1,247,569			$978,534

Interest bearing demand	$116,228	$359	0.62%	$111,357	$320	0.57%
Savings and club accounts	209,080	681	0.65	101,893	127	0.25
Certificates of deposit	275,612	1,297	0.94	330,546	1,948	1.18
Interest-bearing deposits	600,920	2,337	0.78	543,796	2,395	0.88
Borrowed money	23,514	307	2.61	28,000	368	2.63
Interest-bearing liabilities	624,434	2,644	0.85	571,796	2,763	0.97
Non-interest-bearing demand	352,689			229,854
Other non-interest-bearing liabilities	15,352			19,020
Total liabilities	992,475			820,670
Equity	255,094			157,864
Total liabilities and equity	$1,247,569			$978,534

Net interest income/interest spread		$25,468	3.93%		$20,733	4.18%
Net interest margin			4.33%			4.54%
Net interest-earning assets	$551,516			$341,677
Average interest-earning assets to interest-bearing liabilities	188.32%			159.76%
(1)	Cash on deposit at Federal Home Loan Bank or Federal Reserve Board.

Rate/Volume Analysis

The following tables set forth the effects of changing rates and volumes on our net interest income. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The total column represents the sum of the prior columns.

	Three Months Ended 6/30/2022
	Compared to
	Three Months Ended 6/30/2021
	Increase (Decrease)
	Due to
	Volume	Rate	Total

	(Dollars in thousands)
Interest income:
Loans receivable	$2,353	$484	$2,837
Securities	109	(22)	87
Other interest-earning assets	22	216	238
Total	$2,484	$678	$3,162
Interest expense:
Interest bearing demand deposit	$1	$25	$26
Savings accounts	96	210	306
Certificates of deposits	(157)	(128)	(285)
Borrowed money	(45)	(4)	(49)
Total	(105)	103	(2)
Net change in net interest income	$2,589	$575	$3,164

	Six Months Ended 6/30/2022
	Compared to
	Six Months Ended 6/30/2021
	Increase (Decrease)
	Due to
	Volume	Rate	Total

	(Dollars in thousands)
Interest income:
Loans receivable	$4,875	$(704)	$4,171
Securities	189	(27)	162
Other interest-earning assets	61	222	283
Total	$5,125	$(509)	$4,616
Interest expense:
Interest bearing demand deposit	$14	$25	$39
Savings accounts	219	335	554
Certificates of deposits	(294)	(357)	(651)
Borrowed money	(59)	(2)	(61)
Total	(120)	1	(119)
Net change in net interest income	$5,245	$(510)	$4,735

Asset Quality

The following table sets forth information with respect to our non-performing assets at the dates indicated.

	June 30,	December 31,
	2022	2021

	(Dollars in thousands)
Total non-accrual loans	$769	$—
Total accruing loans past due 90 days or more	—	—
Total non-performing loans	769	—
Real estate owned	1,996	1,996
Total non-performing assets	$2,765	$1,996
Total non-performing loans to total loans	0.08%	—%
Total non-performing assets to total assets	0.23%	0.16%

Non-performing assets totaled $2.8 million at June 30, 2022 and $2.0 million at December 31, 2021, respectively. There were two nonaccrual non-residential loans totaling $769,000 as of June 30, 2022, which are secured by the same property to one borrower that is in foreclosure due to a maturity default at June 30, 2022. There were no nonaccrual loans at December 31, 2021. During the six months ended June 30, 2022, we did not collect any interest income on loans that were placed on non-accrual status.

From time to time, as part of our loss mitigation strategy, we may renegotiate the loan terms based on the economic or legal reasons related to the borrower’s financial difficulties. There were no new TDRs during the six months ended June 30, 2022 or June 30, 2021 or during the year ended December 31, 2021. TDRs may be considered to be non-performing and if so are placed on non-accrual, except for those that have established a sufficient performance history (generally a minimum of six consecutive months of performance) under the terms of the restructured loan.

During the three and six months ended June 30, 2022, two TDR loans were placed on nonaccrual status due to a maturity default. During the three and six months ended June 30, 2021, none of the loans that were modified during the previous twelve months had defaulted. At June 30, 2022, two loans with aggregate balances of $865,000 were considered TDRs but were performing in accordance with their restructured terms for the requisite period of time (generally at least six consecutive months) to be returned to accrual status. At December 31, 2021, four loans with aggregate balances of  $1.6 million were considered TDRs but were performing.

The following table sets forth an analysis of the activity in the allowance for loan losses for the periods indicated:

	June 30,	December 31,
	2022	2021

	(Dollars In Thousands)
Allowance at beginning of period	$5,242	$5,088
Provision for loan losses	—	3,610
Net Charge-offs:
Residential real estate loans:
One- to four-family	—	—
Multifamily	(146)	(150)
Mixed-use	(43)	—
Total residential real estate loans	(189)	(150)
Non-residential real estate loans	(53)	3,591
Construction loans	—	—
Commercial and industrial loans	—	—
Consumer loans	17	15
Total net charge-offs	(225)	3,456
Allowance at end of period	$5,467	$5,242
Total loans outstanding	$1,023,622	$972,851
Average loans outstanding	993,879	866,518
Ratio of allowance to non-performing loans	710.92%	—%
Ratio of allowance to total loans	0.53%	0.54%
Ratio of net charge-offs to average loans	(0.02)%	0.40%
Non-performing loans	$769	$—

The allowance for loan losses increased by $225,000 to $5.5 million at June 30, 2022 from $5.2 million at December 31, 2021. The increase in the allowances for loan losses was due primarily to recoveries totaling $242,000, partially offset by charge-offs totaling $17,000.

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

Our Cash Liquidity ratio, On Balance Sheet Liquidity ratio, and On Balance Sheet Liquidity & Borrowing Capacity ratio averaged 14.8%, 19.0%, and 22.7%, respectively, for the six months ended June 30, 2022 compared to 12.7%, 15.7%, and 21.7%, respectively, for the year ended December 31, 2021. We adjust our liquidity levels to fund deposit outflows, pay real estate taxes on real estate loans, repay our borrowings, and to fund loan commitments. We also adjust liquidity as appropriate to meet asset and liability management objectives.

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

Our primary investing activities are the origination of construction loans, commercial and industrial loans, multifamily loans, and to a lesser extent, mixed-use real estate loans and other loans. For the six months ended June 30, 2022 and 2021, our loan originations totaled $307.4 million and $285.1 million, respectively. Cash received from the maturities and pay-downs on securities totaled $737,000 and $793,000 for the six months ended June 30, 2022 and 2021, respectively. We purchased securities totaling $10.0 million and $4.3 million during the six months ended June 30, 2022 and June 30, 2021, respectively.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of New York to provide advances. As a member of the Federal Home Loan Bank of New York, we are required to own capital stock in the Federal Home Loan Bank of New York and are authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to credit-worthiness have been met. We had an available borrowing limit of $24.1 million and $29.4 million from the Federal Home Loan Bank of New York as of June 30, 2022 and December 31, 2021, respectively. There were $21.0 million and $28.0 million in Federal Home Loan Bank advances at June 30, 2022 and December 31, 2021, respectively.

In addition, we are party to a loan agreement with ACBB under which we can borrow up to $8.0 million in short-term borrowings. There were no outstanding borrowings with ACBB at June 30, 2022 and December 31, 2021.

At June 30, 2022, we had unfunded commitments on construction loans of $491.1 million, outstanding commitments to originate loans of $258.2 million, unfunded commitments under lines of credit of $139.9 million, and unfunded standby letters of credit of $7.3 million. At June 30, 2022, certificates of deposit scheduled to mature in less than one year totaled $158.1 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In the event a significant portion of our deposits are not retained by us, we will have to utilize other funding sources, such as various types of sourced deposits, and/or Federal Home Loan Bank advances, in order to maintain our level of assets. Alternatively, we could reduce our level of liquid assets, such as our cash and cash equivalents. In addition, the cost of such deposits may be significantly higher or lower depending on market interest rates at the time of renewal.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its stockholders and for the repurchase, if any, of its shares of common stock. At June 30, 2022, the Company had liquid assets of $40.1 million and $3.7 million in loan participations originated by the Bank which are held by the Company.

Off-Balance Sheet Arrangements

For the six months ended June 30, 2022, we did not engage in any off-balance sheet transactions reasonably likely to have a material adverse effect on our financial condition, results of operations or cash-flows.

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

Our objective is to manage our interest rate risk by determining whether a given movement in interest rates affects our net interest income and the market value of our portfolio equity in a positive or negative way and to execute strategies to maintain interest rate risk within established limits. The results at June 30, 2022 indicate the level of risk within the parameters of our model. Our management believes that the June 30, 2022 results indicate a profile that reflects interest rate risk exposures in both rising and declining rate environments for both net interest income and economic value.

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

If the results produce quantifiable interest rate risk exposure beyond our limits, then the testing will have served as a monitoring mechanism to allow us to initiate asset/liability strategies designed to reduce and therefore mitigate interest rate risk. The table below sets forth an approximation of our interest rate risk exposure. The simulation uses projected repricing of assets and liabilities at June 30, 2022. The income simulation analysis presented represents a one-year impact of the interest scenario assuming a static balance sheet. Various assumptions are made regarding the prepayment speed and optionality of loans, investment securities and deposits, which are based on analysis and market information. The assumptions regarding optionality, such as prepayments of loans and the effective lives and repricing of non-maturity deposit products, are documented periodically through evaluation of current market conditions and historical correlations to our specific asset and liability products under varying interest rate scenarios.

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

The table below sets forth, as of June 30, 2022, NorthEast Community Bank’s net portfolio value, the estimated changes in our net portfolio value and net interest income that would result from the designated instantaneous parallel changes in market interest rates.

	Twelve Month
	Net Interest Income	Net Portfolio Value
	Percent		Percent
Change in Interest Rates (Basis Points)	of Change	Estimated NPV	of Change
+200	25.13%	$319,110	6.00%
+100	12.55	310,869	3.27
0	—	301,033	—
-100	(13.41)%	289,292	(3.90)%

As of June 30, 2022, based on the scenarios above, net interest income would increase by approximately 12.55% to 25.13%, over a one-year time horizon in a rising interest rate environment. One-year net interest income would decrease by approximately 13.41% in a declining interest rate environment over the same period.

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

Overall, our June 30, 2022 results indicate that we are adequately positioned with an acceptable net interest income and economic value at risk and that all interest rate risk results continue to be within our policy guidelines.

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

During the quarter ended June 30, 2022, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

The Company is involved in various legal actions and claims arising in the normal course of business. In the opinion of management, these legal actions and claims are not expected to have a material adverse impact on the Company’s financial condition.

Item 1A. Risk Factors

For information regarding the Company’s risk factors, refer to “Item 1A: Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission on March 30, 2022 (the “Form 10-K”). As of June 30, 2022, the risk factors of the Company have not changed materially from those disclosed in the Form 10-K.

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

The following materials from the Company’s Quarterly Report to Stockholders on Form 10-Q for the quarter ended June 30, 2022, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholder’s Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

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

Date: August 12, 2022

NORTHEAST COMMUNITY BANCORP, INC.

By:	/s/ Kenneth A. Martinek
Name:	Kenneth A. Martinek
Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Donald S. Hom
Name:	Donald S. Hom
Title:	Executive Vice President and Chief Financial Officer
(Principal Financial and Chief Accounting Officer)