Form 10-Q
period 2022-09-30
NorthEast Community Bancorp, Inc./MD/
filed 2022-11-10
CIK 1847398

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

As of November 7, 2022, there were 16,119,924 shares of the registrant’s common stock outstanding.

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

NORTHEAST COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	September 30,	December 31,
	2022	2021

	(In thousands, except share
	and per share amounts)
ASSETS
Cash and amounts due from depository institutions	$14,182	$8,344
Interest-bearing deposits	40,750	143,925
Total cash and cash equivalents	54,932	152,269
Certificates of deposit	100	100
Equity securities	18,307	19,943
Securities available-for-sale, at fair value	1	1
Securities held-to-maturity (fair value of $22,900 and $17,620, respectively)	26,732	17,880
Loans receivable	1,117,417	972,851
Deferred loan costs, net	551	484
Allowance for loan losses	(5,461)	(5,242)
Net loans	1,112,507	968,093
Premises and equipment, net	26,349	23,907
Investments in restricted stock, at cost	1,238	1,569
Bank owned life insurance	25,741	25,291
Accrued interest receivable	6,635	4,283
Goodwill	651	651
Real estate owned	1,807	1,996
Property held for investment	1,453	1,481
Right of Use Assets – Operating	2,161	2,564
Right of Use Assets – Financing	356	359
Other assets	5,935	4,683
Total assets	$1,284,905	$1,225,070
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing	$354,336	$330,853
Interest bearing	633,288	596,311
Total deposits	987,624	927,164
Advance payments by borrowers for taxes and insurance	2,297	1,884
Federal Home Loan Bank advances	21,000	28,000
Lease Liability – Operating	2,210	2,604
Lease Liability – Financing	524	496
Accounts payable and accrued expenses	11,213	13,540
Total liabilities	1,024,868	973,688

See notes to interim unaudited consolidated financial statements.

NORTHEAST COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (continued)

(Unaudited)

	September 30,	December 31,
	2022	2021

	(In thousands, except share
	and per share amounts)
Stockholders’ equity:
Preferred stock, $0.01 par value; 25,000,000 shares authorized; none issued or outstanding	$—	$—
Common stock, $0.01 par value; 75,000,000 shares authorized; 16,214,528 shares and 16,377,936 shares issued and outstanding, respectively	162	164
Additional paid-in capital	142,265	145,335
Unearned Employee Stock Ownership Plan (“ESOP”) shares	(7,649)	(8,301)
Retained earnings	125,334	114,323
Accumulated other comprehensive loss	(75)	(139)
Total stockholders’ equity	260,037	251,382
Total liabilities and stockholders’ equity	$1,284,905	$1,225,070

See notes to interim unaudited consolidated financial statements.

NORTHEAST COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(In thousands, except per share amounts)
INTEREST INCOME:
Loans	$18,771	$11,935	$46,244	$35,237
Interest-earning deposits	414	53	718	74
Securities	199	104	534	277
Total Interest Income	19,384	12,092	47,496	35,588
INTEREST EXPENSE:
Deposits	1,786	995	4,123	3,390
Borrowings	129	178	417	528
Financing lease	9	9	28	27
Total Interest Expense	1,924	1,182	4,568	3,945
Net Interest Income	17,460	10,910	42,928	31,643
Provision for loan loss	—	3,593	—	3,610
Net Interest Income after Provision for Loan Losses	17,460	7,317	42,928	28,033
NON-INTEREST INCOME:
Other loan fees and service charges	544	381	1,562	1,095
Gain on disposition of equipment	52	—	98	7
Earnings on bank owned life insurance	153	152	450	447
Investment advisory fees	107	139	364	381
Unrealized loss on equity securities	(573)	(154)	(1,636)	(215)
Other	26	14	66	38
Total Non-Interest Income	309	532	904	1,753
NON-INTEREST EXPENSES:
Salaries and employee benefits	3,979	4,054	11,420	11,223
Occupancy expense	598	489	1,763	1,534
Equipment	259	229	825	718
Outside data processing	473	395	1,388	1,218
Advertising	78	36	183	83
Real estate owned expense	199	18	252	85
Other	2,237	1,633	6,220	4,857
Total Non-Interest Expenses	7,823	6,854	22,051	19,718
INCOME BEFORE PROVISION FOR INCOME TAXES	9,946	995	21,781	10,068
PROVISION FOR INCOME TAXES	2,404	265	5,201	2,372
NET INCOME	$7,542	$730	$16,580	$7,696

EARNINGS PER COMMON SHARE – BASIC AND DILUTED	$0.49	$0.05	$1.07	$0.48
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	15,536	15,572	15,515	15,973

See notes to interim unaudited consolidated financial statements.

NORTHEAST COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(In thousands)		(In thousands)
Net Income	$7,542	$730	$16,580	$7,696
Other comprehensive income (loss):
Defined benefit pension:
Reclassification adjustments out of accumulated other comprehensive income:
Amortization of actuarial loss¹	7	8	20	24
Actuarial loss (gain) arising during period	23	(14)	63	(35)
Total	30	(6)	83	(11)
Income tax effect²	(7)	—	(19)	2
Total other comprehensive income (loss)	23	(6)	64	(9)
Total Comprehensive Income	$7,565	$724	$16,644	$7,687

¹Amounts are included in salaries and employees benefits in the consolidated statements of income as part of net periodic pension cost. See Note 9 for further information.

²Amounts are included in provision for income taxes in the consolidated statements of income.

See notes to interim unaudited consolidated financial statements.

NORTHEAST COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Three and Nine Months Ended September 30, 2022 and 2021

(Unaudited)

							Accumulated
			Additional				Other
	Number of	Common	Paid- in	Unearned	Retained	Treasury	Comprehensive
	Shares, net	Stock	Capital	ESOP Shares	Earnings	Stock	Loss	Total

	(In thousands, except share and per share amounts)

Balance – December 31, 2021	16,377,936	$164	$145,335	$(8,301)	$114,323	$-	$(139)	$251,382
Net income	—	—	—	—	3,645	—	—	3,645
Other comprehensive income	—	—	—	—	—	—	19	19
Cash dividend declared ($0.06 per share)	—	—	—	—	(931)	—	—	(931)
ESOP shares earned	—	—	41	217	—	—	—	258
Balance – March 31, 2022	16,377,936	$164	$145,376	$(8,084)	$117,037	$-	$(120)	$254,373
Net income	—	—	—	—	5,393	—	—	5,393
Other comprehensive income	—	—	—	—	—	—	22	22
Cash dividend declared ($0.24 per share)	—	—	—	—	(3,722)	—	—	(3,722)
ESOP shares earned	—	—	28	218	—	—	—	246
Balance – June 30, 2022	16,377,936	$164	$145,404	$(7,866)	$118,708	$-	$(98)	$256,312
Net income	—	—	—	—	7,542	—	—	7,542
Other comprehensive income	—	—	—	—	—	—	23	23
Cash dividend declared ($0.06 per share)	—	—	—	—	(916)	—	—	(916)
Stock Repurchases	(250,288)	(3)	(3,192)	—	—	—	—	(3,195)
Restricted Stock Award	86,880	1	(1)	—	—	—	—	—
ESOP shares earned	—	—	54	217	—	—	—	271
Balance – September 30, 2022	16,214,528	$162	$142,265	$(7,649)	$125,334	$—	$(75)	$260,037

							Accumulated
			Additional				Other
	Number of	Common	Paid- in	Unearned	Retained	Treasury	Comprehensive
	Shares, net¹	Stock	Capital	ESOP Shares	Earnings	Stock	Loss	Total

	(In thousands, except share and per share amounts)

Balance – December 31, 2020	17,721,500	$132	$56,901	$(1,296)	$105,305	$(7,032)	$(185)	$153,825
Net income	—	—	—	—	3,245	—	—	3,245
Other comprehensive income	—	—	—	—	—	—	3	3
Cash dividend declared ($0.02 per share)	—	—	—	—	(144)	—	—	(144)
ESOP shares earned	—	—	32	65	—	—	—	97
Balance - March 31, 2021	17,721,500	$132	$56,933	$(1,231)	$108,406	$(7,032)	$(182)	$157,026
Net income	—	—	—	—	3,721	—	—	3,721
Other comprehensive income (loss)	—	—	—	—	—	—	(6)	(6)
ESOP shares earned	—	—	41	65	—	—	—	106
Balance - June 30, 2021	17,721,500	$132	$56,974	$(1,166)	$112,127	$(7,032)	$(188)	$160,847
Net income	—	—	—	—	730	-	—	730
Other comprehensive loss	—	—	—	—	—	—	(6)	(6)
Cash dividend declared ($0.06 per share)	—	—	—	—	(925)	—	—	(925)
ESOP shares earned	—	—	15	476	—	—	—	491
Purchase of unearned common stock held by employee stock ownership plan	—	—	—	(7,828)	—	—	—	(7,828)
Second-step conversion and stock offering:
Conversion of existing shares	6,593,954
MHC shares sold in public offering, net of cost	9,784,077	32	95,358	—	—	—	—	95,390
Retirement of NECB, MHC shares	(17,721,500)
Fractional shares resulting from conversion of existing shares	(95)
Treasury stock retired	—	—	(7,032)	—	—	7,032	—	—
Balance - September 30, 2021	16,377,936	$164	$145,315	$(8,518)	$111,932	$-	$(194)	$248,699

¹Shares amounts related to periods prior to the July 12, 2021 closing of the Company’s second-step conversion offering have been restated to give retroactive recognition to the 1.3400 exchange ratio applied in the conversion offering.

See notes to interim unaudited consolidated financial statements.

NORTHEAST COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2022	2021

	(In thousands)
Cash Flows from Operating Activities:
Net income	$16,580	$7,696
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization (accretion) of securities premiums and discounts, net	18	(2)
Provision for loan losses	-	3,610
Depreciation	892	837
Net amortization of deferred loan fees and costs	377	29
Deferred income tax benefit	(1,235)	(347)
Unrealized loss recognized on equity securities	1,636	215
Impairment of real estate owned	189	-
Earnings on bank owned life insurance	(450)	(447)
Gain on dispositions of premises and equipment	(98)	(7)
ESOP compensation expense	775	694
Increase in accrued interest receivable	(2,352)	(196)
Decrease in other assets	417	488
Decrease in accounts payable - loan closing	(2,520)	(69)
Increase in accounts payable and accrued expenses	218	149
Net Cash Provided by Operating Activities	14,447	12,650
Cash Flows from Investing Activities:
Net increase in loans	(149,344)	(91,604)
Proceeds from sale of loans	4,553	3,148
Principal repayments on securities held-to-maturity	1,168	4,274
Purchase of marketable equity securities	—	(5,000)
Purchase of securities held-to-maturity	(10,038)	(10,312)
Net redemptions of restricted stock	331	26
Purchases of premises and equipment	(3,236)	(5,699)
Net Cash Used in Investing Activities	(156,566)	(105,167)
Cash Flows from Financing Activities:
Net increase in deposits	60,460	45,129
Repayment of FHLB of NY advances	(7,000)	—
Loan to ESOP	—	(7,828)
Issuance of common stock funded by stock subscriptions	—	95,390
Stock repurchases	(3,195)	—
Increase (decrease) in advance payments by borrowers for taxes and insurance	413	(74)
Cash dividends paid	(5,896)	(1,278)
Net Cash Provided by Financing Activities	44,782	131,339
Net (Decrease) Increase in Cash and Cash Equivalents	(97,337)	38,822
Cash and Cash Equivalents – Beginning	152,269	69,191
Cash and Cash Equivalents – Ending	$54,932	$108,013

See notes to interim unaudited consolidated financial statements.

NORTHEAST COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

	Nine Months Ended September 30,
	2022	2021

	(In thousands)
Supplementary Cash Flows Information:
Income taxes paid	$5,485	$3,296
Interest paid	$4,491	$3,869
Supplementary Disclosure of Non-Cash Investing and Financing Activities:
Dividends declared and not paid	$968	$—

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

The Bank met all capital adequacy requirements to which it was subject as of September 30, 2022 and December 31, 2021.

The following table presents information about the Bank’s capital levels at the dates presented:

			Regulatory Capital Requirements
			Minimum Capital					For Classification as
	Actual		Adequacy(1)					Well-Capitalized
	Amount	Ratio	Amount			Ratio		Amount			Ratio

	(Dollars in Thousands)
As of September 30, 2022:
Total capital (to risk-weighted assets)	$212,881	13.86%	$	≥	122,851	≥	8.00%	$	≥	153,563	≥	10.00%
Tier 1 capital (to risk-weighted assets)	207,448	13.51		≥	92,138	≥	6.00		≥	122,851	≥	8.00
Common equity tier 1 capital (to risk-weighted assets)	207,448	13.51		≥	69,104	≥	4.50		≥	99,816	≥	6.50
Core (Tier 1) capital (to adjusted total assets)	207,448	16.91		≥	49,060	≥	4.00		≥	61,325	≥	5.00
As of December 31, 2021:
Total capital (to risk-weighted assets)	$196,155	15.28%	$	≥	102,702	≥	8.00%	$	≥	128,377	≥	10.00%
Tier 1 capital (to risk-weighted assets)	190,941	14.87		≥	77,026	≥	6.00		≥	102,702	≥	8.00
Common equity tier 1 capital (to risk-weighted assets)	190,941	14.87		≥	57,770	≥	4.50		≥	83,445	≥	6.50
Core (Tier 1) capital (to adjusted total assets)	190,941	16.79		≥	45,486	≥	4.00		≥	56,857	≥	5.00
(1)	Ratios do not include the capital conservation buffer.

Based on the most recent notification by the FDIC, the Bank was categorized as “well capitalized” under the regulatory framework for prompt corrective action. There have been no conditions or events that have occurred since notification that management believes have changed the Bank’s category.

Note 3 — Equity Securities

The following table is the schedule of equity securities at September 30, 2022 and December 31, 2021. The equity securities consists of our investment in a market-rate bond mutual fund that invests in high quality fixed income bonds, mainly government agency securities whose proceeds are designed to positively impact community development throughout the United States. The mutual fund focuses exclusively on providing affordable housing for low- and moderate-income borrowers and renters, including those in majority minority census tracts.

	September 30,	December 31,
	2022	2021

	(In Thousands)
Equity Securities, at Fair Value	$18,307	$19,943

The following is a summary of unrealized gain or loss recognized in net income on equity securities during the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(In Thousands)		(In Thousands)

Net loss recognized on equity securities during the period	$573	$154	$1,636	$215
Less: Net losses realized on the sale of equity securities during the period	—	—	—	—
Unrealized net loss recognized on equity securities held at the reporting date	$573	$154	$1,636	$215

Note 4 — Securities Available-for-Sale

The following table summarizes the Company’s portfolio of securities available-for-sale at September 30, 2022 and December 31, 2021.

	September 30, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In Thousands)
Mortgage-backed securities – residential:
Federal Home Loan Mortgage Corporation	$1	$—	$—	$1
	$1	$—	$—	$1

	December 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In Thousands)
Mortgage-backed securities – residential:
Federal Home Loan Mortgage Corporation	$1	$—	$—	$1
	$1	$—	$—	$1

There were no sales of securities available-for-sale as of September 30, 2022 and December 31, 2021.

Contractual final maturities of mortgage-backed securities were as follows:

	September 30, 2022
	Amortized Cost	Fair Value

	(In Thousands)
Due after one year but within five years	$1	$1
	$1	$1

The maturities shown above are based upon contractual final maturity. Actual maturities will differ from contractual maturities due to scheduled monthly repayments and due to the underlying borrowers having the right to prepay their obligations. At September 30, 2022 and December 31, 2021, the Company had no unrealized loss.

Note 5 — Securities Held-to-Maturity

The following table summarizes the Company’s portfolio of securities held-to-maturity at September 30, 2022 and December 31, 2021.

	September 30, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In Thousands)
Mortgage-backed securities – residential:
Government National Mortgage Association	$544	$	$13	$531
Federal Home Loan Mortgage Corporation	985	—	140	845
Federal National Mortgage Association	2,389	—	275	2,114
Collateralized mortgage obligations – GSE	3,083	—	480	2,603
Total mortgage-backed securities	7,001	—	908	6,093
Municipal Bonds	9,709	—	2,787	6,922
U.S. Treasury securities	10,022	—	137	9,885
	$26,732	$—	$3,832	$22,900

	December 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In Thousands)
Mortgage-backed securities – residential:
Government National Mortgage Association	$656	$19	$—	$675
Federal Home Loan Mortgage Corporation	1,059	—	5	1,054
Federal National Mortgage Association	2,695	23	6	2,712
Collateralized mortgage obligations – GSE	3,453	18	49	3,422
Total mortgage-backed securities	7,863	60	60	7,863
Municipal Bonds	10,017	7	267	9,757
	$17,880	$67	$327	$17,620

Contractual final maturities of mortgage-backed securities, municipal bonds, U.S. Treasury securities were as follows at September 30, 2022:

	September 30, 2022
	Amortized	Fair
	Cost	Value

	(In Thousands)
Due within one year	$10,389	$10,292
Due after one but within five years	1,774	1,983
Due after five but within ten years	2,585	2,346
Due after ten years	11,984	8,279
	$26,732	$22,900

The maturities shown above are based upon contractual final maturity. Actual maturities will differ from contractual maturities due to scheduled monthly repayments and due to the underlying borrowers having the right to prepay their obligations.

The age of unrealized losses and the fair value of related securities held-to-maturity were as follows:

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

	(In Thousands)
September 30, 2022:
Mortgage-backed securities - residential:
Government National Mortgage Association	$531	$13	$—	$—	$531	$13
Federal Home Loan Mortgage Corporation	809	139	36	1	845	140
Federal National Mortgage Association	2,114	275	—	—	2,114	275
Collateralized mortgage obligations – GSE	2,603	480	—	—	2,603	480
Total mortgage-backed securities	6,057	907	36	1	6,093	908
Municipal Bonds	6,922	2,787	—	—	6,922	2,787
U.S. Treasury securities	9,885	137	—	—	9,885	137
	$22,864	$3,831	$36	$1	$22,900	$3,832

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

	(In Thousands)
December 31, 2021:
Municipal Bonds	$9,134	$267	$—	$—	$9,134	$267
Mortgage-backed securities - residential:
Federal Home Loan Mortgage Corporation	$1,004	$5	$—	$—	$1,004	$5
Federal National Mortgage Association	2,035	6	—	—	2,035	6
Collateralized mortgage obligations – GSE	907	49	—	—	907	49
Total mortgage-backed securities	3,946	60	—	—	3,946	60
	$13,080	$327	$—	$—	$13,080	$327

At September 30, 2022, thirty five mortgage-backed securities, five municipal bonds and two U.S. Treasury notes had unrealized loss due to interest rate volatility. Management concluded that the unrealized loss reflected above was temporary in nature since the unrealized loss was related primarily to market interest rates volatility, and not related to the underlying credit quality of the issuers of the securities. Additionally, the Company has the ability and intent to hold the securities for the time necessary to recover the amortized cost. At December 31, 2021, there were four mortgage-backed securities and three municipal bonds with unrealized loss.

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

The composition of loans were as follows at September 30, 2022 and December 31, 2021:

	September 30,	December 31,
	2022	2021

	(In Thousands)
Residential real estate:
One-to-four family	$5,706	$7,189
Multi-family	88,418	84,425
Mixed-use	22,817	28,744
Total residential real estate	116,941	120,358
Non-residential real estate	25,587	50,016
Construction	862,450	683,830
Commercial and industrial	111,416	118,378
Consumer	1,023	269
Total Loans	1,117,417	972,851
Deferred loan costs, net	551	484
Allowance for loan losses	(5,461)	(5,242)
	$1,112,507	$968,093

Loans serviced for the benefit of others totaled approximately $16,585,000 and $14,610,000 at September 30, 2022 and December 31, 2021, respectively. The value of mortgage servicing rights was not material at September 30, 2022 and December 31, 2021. The Company did not originate Payroll Protection Program (“PPP”) loans associated with the Coronavirus Response and Relief Supplemental Appropriations Act of 2021 (the “CARES Act”) in 2022 or 2021.

The Company had no loans to related parties at September 30, 2022 and December 31, 2021. In addition, the Company did not originate any loans to related parties in 2022 or 2021.

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

The following tables summarize the allocation of the allowance for loan losses and loans receivable by loan class and impairment method at September 30, 2022 and December 31, 2021:

At September 30, 2022:

		Non-		Commercial
	Residential	residential		and
	Real Estate	Real Estate	Construction	Industrial	Consumer	Unallocated	Total

	(In Thousands)
Allowance for loan losses:
Ending balance	$395	$143	$3,893	$931	$35	$64	$5,461
Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Ending balance: collectively evaluated for impairment	$395	$143	$3,893	$931	$35	$64	$5,461
Loans receivable:
Ending balance	$116,941	$25,587	$862,450	$111,416	$1,023	$—	$1,117,417
Ending balance: individually evaluated for impairment	$861	$—	$—	$—	$—	$—	$861
Ending balance: collectively evaluated for impairment	$116,080	$25,587	$862,450	$111,416	$1,023	$—	$1,116,556

At December 31, 2021:

		Non-		Commercial
	Residential	residential		and
	Real Estate	Real Estate	Construction	Industrial	Consumer	Unallocated	Total

	(In Thousands)
Allowance for loan losses:
Ending balance	$571	$381	$3,143	$973	$10	$164	$5,242
Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Ending balance: collectively evaluated for impairment	$571	$381	$3,143	$973	$10	$164	$5,242
Loans receivable:
Ending balance	$120,358	$50,016	$683,830	$118,378	$269	$—	$972,851
Ending balance: individually evaluated for impairment	$876	$746	$—	$—	$—	$—	$1,622
Ending balance: collectively evaluated for impairment	$119,482	$49,270	$683,830	$118,378	$269	$—	$971,229

The activity in the allowance for loan loss by loan class for the three months ended September 30, 2022 and 2021 was as follows:

		Non-		Commercial
	Residential	residential		and
	Real Estate	Real Estate	Construction	Industrial	Consumer	Unallocated	Total

	(In Thousands)
Allowance for loan losses:
Balance - June 30, 2022	$546	$198	$3,581	$865	$16	$261	$5,467
Charge-offs	—	—	—	—	(6)	—	(6)
Recoveries	—	—	—	—	—	—	—
Provision (Benefit)	(151)	(55)	312	66	25	(197)	—
Balance -September 30, 2022	$395	$143	$3,893	$931	$35	$64	$5,461

		Non-		Commercial
	Residential	residential		and
	Real Estate	Real Estate	Construction	Industrial	Consumer	Unallocated	Total

	(In Thousands)
Allowance for loan losses:
Balance - June 30, 2021	$687	$476	$3,196	$682	$15	$38	$5,094
Charge-offs	—	(3,593)	—	—	(3)	—	(3,596)
Recoveries	151	—	—	—	—	—	151
Provision (Benefit)	(321)	3,512	51	195	(11)	167	3,593
Balance - September 30, 2021	$517	$395	$3,247	$877	$1	$205	$5,242

The activity in the allowance for loan loss by loan class for the nine months ended September 30, 2022 and 2021 was as follows:

		Non-		Commercial
	Residential	residential		and
	Real Estate	Real Estate	Construction	Industrial	Consumer	Unallocated	Total

	(In Thousands)
Allowance for loan losses:
Balance - December 31, 2021	$571	$381	$3,143	$973	$10	$164	$5,242
Charge-offs	—	—	—	—	(23)	—	(23)
Recoveries	189	53	—	—	—	—	242
Provision (Benefit)	(365)	(291)	750	(42)	48	(100)	—
Balance - September 30, 2022	$395	$143	$3,893	$931	$35	$64	$5,461

		Non-		Commercial
	Residential	residential		and
	Real Estate	Real Estate	Construction	Industrial	Consumer	Unallocated	Total

	(In Thousands)
Allowance for loan losses:
Balance - December 31, 2020	$707	$519	$3,068	$774	$20	$—	$5,088
Charge-offs	—	(3,593)	—	—	(23)	—	(3,616)
Recoveries	152	—	—	—	8	—	160
Provision (Benefit)	(342)	3,469	179	103	(4)	205	3,610
Balance - September 30, 2021	$517	$395	$3,247	$877	$1	$205	$5,242

During the three months ended September 30, 2022, the provision expenses recorded for construction loans and commercial and industrial loans were primarily attributed to the increased loan balances. The credit provision recorded for residential loans was due to reduced credit risk assessed during the three-month period. The credit provision recorded for non-residential loans was due to decreased loan balances.

During the three months ended September 30, 2021, the provision expenses recorded for non-residential loans were primarily attributed to the previously disclosed charge-off of $3.6 million during the three months ended September 30, 2021 regarding a nonresidential bridge loan secured by real estate with a balance of $3.6 million. The provision expenses recorded for commercial and industrial loan and construction loan segments were primarily due to increased loan balances, and the credit provision recorded for residential real estate loan segment was due to decreased loan balance.

During the nine months ended September 30, 2022, the provision expenses recorded for construction loans were attributed to the increased loan balances. The credit provision recorded for residential loans was primarily due to loan recoveries and reduced credit risk during the nine-month period. The credit provision recorded for non-residential loans was attributed to loan recoveries and decreased loan balances. The credit provision recorded for commercial and industrial loans was primarily due to decreased loan balances during the nine-month period.

During the nine months ended September 30, 2021, the provision expenses recorded were primarily attributed to the previously disclosed charge-off of $3.6 million during the nine months ended September 30, 2021 regarding a nonresidential bridge loan secured by real estate with a balance of $3.6 million, as well as increased loan balances in construction loan and commercial and industrial loan segments. The credit provision recorded for residential real estate was due to decreased loan balances.

The following table shows our recorded investment, unpaid principal balance and allocated allowance for loan losses for loans that were considered impaired as of and for the periods presented:

As of and for the Three and Nine months Ended September 30, 2022 and 2021:

				Three Months Ended September 30, 2022		Nine Months Ended September 30, 2022
	Recorded	Unpaid Principal	Related	Average Recorded	Interest Income	Average Recorded	Interest Income
2022	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized

	(In Thousands)
With no related allowance recorded:
Residential real estate-Multi-family	$861	$861	$—	$863	$11	$867	$33
Non-residential real estate	—	—	—	385	—	570	14
Construction	—	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—	—
	861	861	—	1,248	11	1,437	47
With an allowance recorded	—	—	—	—	—	—	—

Total:
Residential real estate-Multi-family	861	861	—	863	11	867	33
Non-residential real estate	—	—	—	385	—	570	14
Construction	—	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—	—
	$861	$861	$—	$1,248	$11	$1,437	$47

				Three Months Ended September 30, 2021		Nine Months Ended September 30, 2021
	Recorded	Unpaid Principal	Related	Average Recorded	Interest Income	Average Recorded	Interest Income
2021	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized

	(In Thousands)
With no related allowance recorded:
Residential real estate-Multi-family	$1,964	$1,964	$—	$1,971	$24	$1,986	$69
Non-residential real estate	740	807	—	2,571	9	3,486	26
Construction	—	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—	—
	2,704	2,771	—	4,542	33	5,472	95
With an allowance recorded	—	—	—	—	—	—	—

Total:
Residential real estate-Multi-family	1,964	1,964	—	1,971	24	1,986	69
Non-residential real estate	740	807	—	2,571	9	3,486	26
Construction	—	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—	—
	$2,704	$2,771	$—	$4,542	$33	$5,472	$95

As of and for the Year Ended December 31, 2021:

	Recorded	Unpaid Principal	Related	Average Recorded	Interest Income
2021	Investment	Balance	Allowance	Investment	Recognized

	(In Thousands)
With no related allowance recorded:
Residential real estate-Multi-family	$876	$876	$—	$1,986	$86
Non-residential real estate	746	813	—	3,891	36
Construction	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
	1,622	1,689	—	5,877	122
With an allowance recorded	—	—	—	—	—

Total:
Residential real estate-Multi-family	876	876	—	1,986	86
Non-residential real estate	746	813	—	3,891	36
Construction	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
	$1,622	$1,689	$—	$5,877	$122

There were no non-accrual loans at September 30, 2022. The Company did not recognize any interest income on non-accrual loans during the nine months ended September 30, 2022 and 2021. During the three months ended September 30, 2022, the Company collected $23,000 interest income from a non-accrual loan that was satisfied in July 2022. The Company is not committed to lend additional funds to borrowers whose loans have been placed on non-accrual status. There were no non-accrual loans at December 31, 2021.

The following tables provide information about delinquencies in our loan portfolio at the dates indicated.

Age Analysis of Past Due Loans as of September 30, 2022:

							Recorded
							Investment >
	30 – 59 Days	60 – 89 Days	Greater Than	Total Past		Total Loans	90 Days and
	Past Due	Past Due	90 Days	Due	Current	Receivable	Accruing

	(In Thousands)
Residential real estate:
One- to four-family	$—	$—	$—	$—	$5,706	$5,706	$—
Multi-family	—	—	—	—	88,418	88,418	—
Mixed-use	—	—	—	—	22,817	22,817	—
Non-residential real estate	—	—	—	—	25,587	25,587	—
Construction loans	—	1,578	—	1,578	860,872	862,450	—
Commercial and industrial loans	—	—	—	—	111,416	111,416	—
Consumer	—	—	—	—	1,023	1,023	—
	$—	$1,578	$—	$1,578	$1,115,839	$1,117,417	$—

Age Analysis of Past Due Loans as of December 31, 2021:

							Recorded
							Investment
	30 – 59 Days	60 – 89 Days	Greater Than	Total Past		Total Loans	> 90 Days and
	Past Due	Past Due	90 Days	Due	Current	Receivable	Accruing

	(In Thousands)
Residential real estate:
One- to four-family	$—	$—	$—	$—	$7,189	$7,189	$—
Multi-family	—	—	—	—	84,425	84,425	—
Mixed-use	—	—	—	—	28,744	28,744	—
Non-residential real estate	—	—	—	—	50,016	50,016	—
Construction loans	—	—	—	—	683,830	683,830	—
Commercial and industrial loans	—	—	—	—	118,378	118,378	—
Consumer	—	—	—	—	269	269	—
	$—	$—	$—	$—	$972,851	$972,851	$—

The following tables provide certain information related to the credit quality of our loan portfolio.

Credit Risk Profile by Internally Assigned Grade as of September 30, 2022:

	Residential	Non-residential		Commercial
	Real Estate	Real Estate	Construction	and Industrial	Consumer	Total

(In Thousands)
Grade:
Pass	$116,941	$25,587	$862,450	$111,416	$1,023	$1,117,417
Special Mention	—	—	—	—	—	—
Substandard	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—
	$116,941	$25,587	$862,450	$111,416	$1,023	$1,117,417

Credit Risk Profile by Internally Assigned Grade as of December 31, 2021:

	Residential	Non-residential		Commercial
	Real Estate	Real Estate	Construction	and Industrial	Consumer	Total

	(In Thousands)
Grade:
Pass	$120,358	$49,270	$683,830	$118,378	$269	$972,105
Special Mention	—	—	—	—	—	—
Substandard	—	746	—	—	—	746
Doubtful	—	—	—	—	—	—
	$120,358	$50,016	$683,830	$118,378	$269	$972,851

Troubled Debt Restructuring:

The following table shows our recorded investment for loans classified as a troubled debt restructuring (a “TDR”) that are performing according to their restructured terms at the periods indicated:

	September 30,		December 31,
	2022		2021
	Number of	Recorded	Number of	Recorded
	contracts	Investment	contracts	Investment

	(Dollars in Thousands)
Residential Real Estate - Mixed-use	2	$861	2	$876
Non-residential real estate	—	—	2	746
Total performing	2	$861	4	$1,622

The following is a summary of interest foregone on loans classified as a TDR for the three and nine month periods ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(In Thousands)		(In Thousands)
Interest income that would have been recognized had the loans performed in accordance with their original terms	$21	$54	$62	$130
Less: Interest income included in the results of operations	11	33	47	95
Total foregone interest	$10	$21	$15	$35

There were no loans modified that were deemed to be a TDR during the nine months ended September 30, 2022 and 2021. During the three and nine months ended September 30, 2022 and 2021, none of the loans that were modified during the previous twelve months had defaulted.

Note 7 — Real Estate Owned (“REO”)

The Company owned one foreclosed property valued at approximately $1,807,000 at September 30, 2022 and $1,996,000 at December 31, 2021, consisting of an office building located in Pennsylvania. The property was acquired through foreclosure in December 2014.

Further declines in real estate values may result in impairment charges in the future. Routine holding costs are charged to expense as incurred and improvements to real estate owned that enhance the value of the real estate are capitalized. REO expense recorded in the consolidated statements of income amounted to $200,000 and $17,000 for the three months, and $252,000 and $85,000 for the nine months ended September 30, 2022 and 2021, respectively.

Note 8 — Federal Home Loan Bank of New York (“FHLB”) Advances

FHLB advances are summarized as follows at September 30, 2022 and December 31, 2021:

	September 30,		December 31,
	2022		2021
		Weighted Average		Weighted Average
	Amount	Interest Rate	Amount	Interest Rate

	(Dollars in Thousands)
Advances maturing in:
One year or less	$7,000	2.83%	$7,000	2.79%
After one to three years	7,000	2.86%	14,000	2.85%
After five years (due 2030)	7,000	1.61%	7,000	1.61%
	$21,000	2.43%	$28,000	2.52%

At September 30, 2022, none of the above advances were subject to early call or redemption features. All advances had fixed interest rates and the term of the advance ranges between 2 and 10 years. At September 30, 2022, the advances were secured by a pledge of the Company’s investment in the capital stock of the FHLB and a blanket assignment of the Company’s otherwise unpledged qualifying mortgage loans. At September 30, 2022, these unpledged qualifying mortgage loans were not pledged to any company other than the FHLB. At September 30, 2022, the Company had the ability to borrow $18.1 million, net of  $21.0 million in outstanding advances, from the FHLB and $8.0 million from Atlantic Community Bankers Bank (“ACBB”).

Note 9 — Benefits Plans

Outside Director Retirement Plan (“DRP”)

The DRP is an unfunded non-contributory defined benefit pension plan covering all non-employee directors meeting eligibility requirements as specified in the plan document. The following table sets forth information regarding the components of net pension periodic expense measured as of September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(Dollars In Thousands)		(Dollars In Thousands)
Net periodic pension expense:
Service cost	$30	$33	$90	$98
Interest cost	14	10	42	30
Actuarial loss recognized	7	8	20	24
Total net periodic pension expense included in other non-interest expenses	$51	$51	$152	$152

Unrecognized net loss of $23,000 and unrealized net gain of $14,000 for the three months, and unrecognized net loss of $63,000 and unrecognized net gain of $35,000 for the nine months ended September 30, 2022 and 2021, respectively, were included in accumulated other comprehensive income.

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

Expenses of $121,000 and $132,000 for the three months, and $361,000 and $359,000 for the nine months ended September 30, 2022 and 2021, respectively, were recorded for this plan and are reflected in the Consolidated Statements of Income under Salaries and Employee Benefits.

Stock-Based Deferral Plan

In June 2021, the Company established a stock-based deferral plan for eligible key executives and members of the Board of Directors of the Company to elect to defer compensation received from the Company for their services and make deemed investments of that deferred compensation in shares of the Company’s common stock. At September 30, 2022, the Company did not have any obligations under the plan.

401(k) Plan

The Company maintains a 401(k) plan for all eligible employees. Participants are permitted to contribute from 1% to 15% or 60% of their annual compensation up to the maximum permitted under the Internal Revenue Code. The Company provided no matching contribution during the three and nine months ended September 30, 2022 and 2021.

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

Each year, the Bank makes discretionary contributions to the ESOP equal to the principal and interest payment required on the loan from the Company. The ESOP may further pay down the principal balance of the loans by using dividends paid, if any, on the shares of Company common stock it owns. The balance remaining on the first ESOP loan was $1,703,000 at September 30, 2022 and December 31, 2021. The balance remaining on the second ESOP loan was $7,270,000 at September 30, 2022 and December 31, 2021.

Shares purchased with the loan proceeds serve as collateral for the loan and are held in a suspense account for future allocation among ESOP participants. As the loan principal is repaid, shares will be released from the suspense account and become eligible for allocation. The allocation among plan participants will be as described in the ESOP governing document.

ESOP shares initially pledged as collateral were recorded as unearned ESOP shares in the stockholders’ equity section of the consolidated statement of financial condition. Thereafter, on a monthly basis over the terms of the ESOP loans, approximately 2,894 shares for the ESOP loan made in 2006 and approximately 4,348 shares for the ESOP loan made in 2021 are committed to be released respectively. Compensation expense is recorded equal to the shares committed to be released multiplied by the average closing price of the Company’s stock during that month. ESOP expense totaled approximately $271,000 and $491,000 for the three months, and $775,000 and $694,000 for the nine months ended September 30, 2022 and 2021, respectively. Dividends on unallocated shares, which totaled approximately $52,000 and $57,000 for the three months, and $313,000 and $61,000 for the nine months ended September 30, 2022 and 2021, are recorded as a reduction of the ESOP loan. Dividends on allocated shares, which totaled approximately $36,000 and $31,000 for the three months, and $219,000 and $43,000 for the nine months ended September 30, 2022 and 2021, respectively, are charged to retained earnings.

ESOP shares are summarized as follows:

	September 30,	December 31,
	2022	2021
Allocated shares	607,922	521,012
Shares committed to be released	65,190	86,910
Unearned shares	804,297	869,487
Total ESOP Shares	1,477,409	1,477,409
Less allocated shares distributed to former or retired employees	(112,548)	(106,369)
Total ESOP Shares Held by Trustee	1,364,861	1,371,040
Fair value of unearned shares	$9,973,281	$9,677,390

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

At September 30, 2022 and December 31, 2021, the quantitative data relating to the Company’s leases are as follows (in thousands):

	September 30,	December 31,
	2022	2021
Finance Lease Amounts:
ROU asset	$356	$359
Lease liability	$524	$496
Operating Lease Amounts:
ROU assets	$2,161	$2,564
Lease liabilities	$2,210	$2,604
Weighted-average remaining lease term
Finance lease	95 years	95 years
Operating leases	6.73 years	7.02 years
Weighted-average discount rate
Finance lease	9.50%	9.50%
Operating leases	1.14%	1.22%

The components of lease expense and cash flow information related to leases as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(Dollars In Thousands)		(Dollars In Thousands)
Finance Lease Cost
Amortization of ROU asset	$1	1	$3	$3
Interest on lease liability	$9	9	$28	$27
Operating Lease Costs	$140	142	$423	$425
Cash paid for amounts included in the measurement of lease liabilities
Finance lease	$—	—	$—	$—
Operating leases	$279	136	$417	$407

Maturities of lease liabilities at September 30, 2022 are as follows (in thousands):

	Operating	Finance
	Leases	Lease
Years ended December 31:
2022	$129	$23
2023	423	30
2024	333	30
2025	302	30
2026	235	31
Thereafter	875	4,158
Total lease payments	$2,297	$4,302
Interest	(87)	(3,778)
Lease liability	$2,210	$524

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

An asset’s or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The following table sets forth the Company’s assets that are carried at fair value on a recurring basis and the level that was used to determine their fair value at September 30, 2022 and December 31, 2021:

	Quoted Prices in		Significant Other		Significant		Total Carried
	Active Markets for		Observable		Unobservable		at Fair
	Identical Assets		Inputs		Inputs		Value on a
	(Level 1)		(Level 2)		(Level 3)		Recurring Basis
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
Description	2022	2021	2022	2021	2022	2021	2022	2021
Assets:
Marketable equity securities:
Mutual funds	$18,307	$19,943	$—	$—	$—	$—	$18,307	$19,943
Mortgage-backed securities
FHLMC	—	—	1	1	—	—	1	1
Total assets	$18,307	$19,943	$1	$1	$—	$—	$18,308	$19,944

There were no transfers between Level 1 and 2 during the three and nine months ended September 30, 2022 or the year ended December 31, 2021. The Company did not have any liabilities that were carried at fair value on a recurring basis at September 30, 2022 and December 31, 2021.

The following table sets forth the Company’s assets that are carried at fair value on a non-recurring basis and the level that was used to determine their fair value, at September 30, 2022 and December 31:

	Quoted Prices in		Significant Other		Significant		Total Carried
	Active Markets for		Observable		Unobservable		at Fair
	Identical Assets		Inputs		Inputs		Value on a
	(Level 1)		(Level 2)		(Level 3)		Non-Recurring Basis
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
Description	2022	2021	2022	2021	2022	2021	2022	2021

	(In Thousands)
Assets:
Real estate owned	—	—	—	—	1,807	—	1,807	—
Total assets	$—	$—	$—	$—	$1,807	$—	$1,807	$—

The following tables present the qualitative information about non-recurring Level 3 fair value measurements of financial instruments at the periods indicated:

	At September 30, 2022
	Fair	Valuation	Unobservable		Weighted
	Value	Technique	Input	Range	Average

	(In Thousands)
Assets:
Real estate owned	1,807	Income approach	Capitalization rate	11.00%	11.00%

The Company did not have any liabilities that were carried at fair value on a non-recurring basis at September 30, 2022 and December 31, 2021.

The methods and assumptions used to estimate fair value at September 30, 2022 and December 31, 2021 are as follows:

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

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at September 30, 2022 and December 31, 2021:

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

The carrying amounts and estimated fair value of our financial instruments are as follows:

			Fair Value at September 30, 2022
			Quoted
			Prices in
			Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
	Carrying		Assets	Inputs	Inputs
(In thousands)	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Cash and cash equivalents	$54,932	$54,932	$54,932	$—	$—
Certificates of deposit	100	100	—	100	—
Marketable equity securities	18,307	18,307	18,307	—	—
Securities available for sale	1	1	—	1	—
Securities held to maturity	26,732	22,900	—	22,900	—
Loans receivable, net	1,112,507	1,097,136	—	—	1,097,136
Investments in restricted stock	1,238	1,238	—	1,238	—
Accrued interest receivable	6,635	6,635	—	6,635	—
Financial Liabilities
Deposits	987,624	986,647	—	986,647	—
FHLB of New York advances	21,000	19,540	—	19,540	—

			Fair Value at December 31, 2021
			Quoted
			Prices in
			Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
	Carrying		Assets	Inputs	Inputs
(In thousands)	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Cash and cash equivalents	$152,269	$152,269	$152,269	$—	$—
Certificates of deposit	100	100	—	100	—
Marketable equity securities	19,943	19,943	19,943	—	—
Securities available for sale	1	1	—	1	—
Securities held to maturity	17,880	17,620	—	17,620	—
Loans receivable, net	968,093	968,247	—	—	968,247
Investments in restricted stock	1,569	1,569	—	1,569	—
Accrued interest receivable	4,283	4,283	—	4,283	—
Financial Liabilities
Deposits	927,164	929,003	—	929,003	—
FHLB of New York advances	28,000	28,283	—	28,283	—

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

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals such as referral fees based month end reports. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of September 30, 2022, the Company did not have any significant contract balances.

All of the Company’s revenue from contracts with customers within the scope of ASC 606 is recognized within noninterest income. The following table presents the Company’s sources of noninterest income for the three and nine months ended September 30, 2022 and 2021. Sources of revenue outside the scope of ASC 606 are noted as such:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(In Thousands)		(In Thousands)
Non-interest income:
Deposit-related fees and charges	$17	$16	$53	$50
Loan-related fees and charges(1)	308	193	861	561
Electronic banking fees and charges	219	172	648	484
Gain on disposition of equipment(1)	52	—	98	7
Income from bank owned life insurance(1)	153	152	450	447
Investment advisory fees	107	139	364	381
Unrealized loss on equity securities(1)	(573)	(154)	(1,636)	(215)
Miscellaneous(1)	26	14	66	38
Total non-interest income	$309	$532	$904	$1,753
(1)	Not within the scope of ASC 606.

A description of the Company’s revenue streams accounted for under ASC 606 is as follows:

Service Charges on Deposit Accounts

The Company earns fees from deposit customers for transaction-based, account maintenance, and overdraft services. Transaction-based fees, which include services such as ATM use fees, stop payment charges, statement rendering, and ACH fees, are recognized at the time the transaction is executed at the point in the time the Company fulfills the customer’s request. The Company discontinued the imposition of overdraft fees on all consumer and business accounts in August 2022. Account maintenance fees, which relate primarily to monthly maintenance, are earned over the course of a month, representing the period over which the Company satisfies the performance obligation. Overdraft fees are recognized at the point in time that the overdraft occurs. Service charges on deposits are withdrawn from the customer’s account balance.

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

Note 13 — Other Non-Interest Expenses

The following is an analysis of other non-interest expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(In Thousands)		(In Thousands)
Other	$751	$520	$2,088	$1,487
Service contracts	275	220	804	645
Consulting expense	251	266	710	844
Telephone	145	143	437	430
Directors compensation	155	144	436	413
Audit and accounting	163	115	463	371
Insurance	95	73	273	221
Director, officer, and employee expense	73	59	201	185
Legal fees	283	62	640	165
Office supplies and stationary	23	30	100	94
Recruiting expense	23	1	68	2
	$2,237	$1,633	$6,220	$4,857

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

The Company is actively working on preliminary test calculations, and data validation, as well as process and procedural documentation.

Management is in the process of evaluating the impact adoption of ASU 2016-13 will have on the Company’s Consolidated Financial Statements. This process has engaged multiple areas of the Company in evaluating loss estimation methods and application of these methods to specific segments of the loan portfolio. Management has been actively monitoring FASB developments and evaluating the use of different methods allowed.  Due to continuing development of our methodology, additional time is required to quantify the effect this ASU will have on the Company’s Consolidated Financial Statements. Management plans on running parallel calculations and finalizing a method or methods of adoption in time for the effective date.

The Company will utilize a lifetime loss rate calculation for all its loan portfolio, as well as supplement the loss estimate by including reasonable and supportable forecasts of macroeconomic conditions. The Company began to perform parallel runs of the new model in comparison to its current ALLL model during the third quarter of 2022 and continues to evaluate the results and assumptions. Implementation efforts are continuing to focus on model validation, model calibration, qualitative factors, finalizing procedures and other governance, and control documentation. The Company will adopt this new guidance on January 1, 2023, and is currently evaluating the impact of this new guidance on its consolidated financial statements.

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

Note 15 — Stock Compensation Plans

At a special shareholders meeting held on September 29, 2022, our shareholders approved the Company’s 2022 Equity Incentive Plan whereby 1,369,771 shares of the Company’s common stock have been reserved from authorized but unissued shares for purposes of grants of incentive stock options, nonqualified stock options, restricted stock, restricted stock units, performance shares and performance units to selected employees and non-employee directors of the Company.

At September 30, 2022, 86,880 shares of restricted stock and 217,206 nonqualified stock options in the aggregate were awarded to six non-employee directors of the Company as set forth in the 2022 Equity Incentive Plan. The fair value of restricted stock is determined by the product of the number of shares granted and the final market price of the Company’s common stock at the grant date. The fair value of the share-based payments for the nonqualified stock options is estimated using the Black-Scholes option-pricing model. The aggregate fair value of the restricted stock and nonqualified stock options totaled $1.1 million and $843,000, respectively, at the date of the grants to our non-employee directors on September 30, 2022. The assumptions used to estimate the fair value of the nonqualified stock options includes 7.5 expected life, 3.97% risk free interest rate, 1.94% projected dividend yield, and 28.94% volatility rate. The restricted stock and nonqualified stock options granted to the non-employee directors vest at a rate of 20% per year from the date of the grant.

The Company recognizes compensation costs for the fair value of the restricted stock and stock options on a straight-line basis over the requisite service period of five years. During the three and nine months ended at September 30, 2022, there were no compensation costs recognized.

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

COVID-19 Pandemic

Due to the impact of COVID-19 on our borrowers, we granted eligible loan modifications under the CARES Act in the form of payment deferral of principal and interest to 196 loans totaling $190.9 million at the time payment deferral was requested. As of September 30, 2022, we had no loans in deferral status. The granting of the payment deferrals had no significant impact on our evaluation of the allowance for loan losses. We did not grant any PPP loans pursuant to the CARES Act or the Coronavirus Response and Relief Supplemental Appropriations Act of 2021.

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

Based on management’s comprehensive analysis of the loan portfolio, management believes the allowance for loan losses is appropriate as of September 30, 2022.

Balance Sheet Analysis

General

Total assets increased by $59.8 million, or 4.9%, to $1.3 billion at September 30, 2022, from $1.2 billion at December 31, 2021. The increase in assets was primarily due to increases in net loans of $144.4 million, securities held-to-maturity of $8.9 million, premises and equipment of $2.4 million, and accrued interest receivable of $2.4 million, partially offset by decreases in cash and cash equivalents of $97.3 million and equity securities of $1.6 million.

Cash and cash equivalents decreased by $97.3 million, or 63.9%, to $54.9 million at September 30, 2022 from $152.3 million at December 31, 2021. The decrease in cash and cash equivalents was a result of cash being deployed to fund an increase in net loans of $144.4 million, an increase in securities held-to-maturity of $8.9 million, an increase in property and equipment of $2.4 million due primarily to the purchase of property and equipment for a new branch office, and a reduction in FHLB advances of $7.0 million.

Equity securities decreased by $1.6 million, or 8.2%, to $18.3 million at September 30, 2022 from $19.9 million at December 31, 2021. The decrease in equity securities was attributable to market depreciation of $1.6 million as market interest rates increased during the nine months ended September 30, 2022.

Securities held-to-maturity increased by $8.9 million, or 49.5%, to $26.7 million at September 30, 2022 from $17.9 million at December 31, 2021 due primarily to the purchases of securities, partially offset by maturities and pay-downs.

Loans, net of the allowance for loan losses, increased by $144.4 million, or 14.9%, to $1.1 billion at September 30, 2022 from $968.1 million at December 31, 2021. The increase in loans, net of the allowance for loan losses, was primarily due to loan originations of $499.2 million during the nine months ended September 30, 2022, consisting primarily of $425.1 million in construction loans with respect to which approximately 45.6% of the funds were disbursed at loan closings, with the remaining funds to be disbursed over the terms of the construction loans.

Loan originations resulted in a net increase of $178.6 million in construction loans, $4,0 million in multi-family loans, and $754,000 in consumer loans. The increase in our loan portfolio was partially offset by decreases in non-residential loans of $23.4 million, commercial and industrial loans of $7.0 million, mixed-use loans of $5.9 million, and residential loans of $1.5 million, coupled with normal pay-downs and principal reductions.

Premises and equipment increased by $2.4 million, or 10.2, to $26.3 million at September 30, 2022 from $23.9 million at December 31, 2021 due to the acquisition of property and equipment for a new branch site located in Bloomingburg, New York.

Investments in restricted stock decreased by $331,000, or 21.1%, to $1.2 million at September 30, 2022 from $1.6 million at December 31, 2021 due to a reduction in mandatory Federal Home Loan Bank stock in connection with the maturity/pay-off of $7.0 million in advances during the quarter ended March 31, 2022.

Accrued interest receivable increased by $2.4 million, or 54.9%, to $6.6 million at September 30, 2022 from $4.3 million at December 31, 2021 due to an increase in the loan portfolio and five interest rate increases in 2022 that caused an increase in the interest rates in our construction loan portfolio.

Foreclosed real estate decreased by $189,000, or 9.5%, to $1.8 million at September 30, 2022 from $2.0 million at December 31, 2021 due to a write down on the fair market value of the property because the increase in interest rates caused an increase in the capitalization rate thereby resulting in a reduction in the calculated fair market value of the property.

Right of use assets — operating decreased by $403,000, or 15.7%, to $2.2 million at September 30, 2022 from $2.6 million at December 31, 2021, primarily due to amortization.

Other assets increased by $1.3 million, or 26.7%, to $5.9 million at September 30, 2022 from $4.7 million at December 31, 2021 due to increases in tax assets of $765,000 and suspense accounts of $544,000, partially offset by decreases in prepaid expenses of $32,000 securities principal receivable of $19,000.

Total deposits increased by $60.5 million, or 6.5%, to $987.6 million at September 30, 2022 from $927.2 million at December 31, 2021. The increase was primarily due to an increase in savings account balances of $71.2 million, or 38.5% and an increase in non-interest bearing demand deposits of $23.5 million, or 7.1%. These increases were partially offset by a decrease in NOW/money market accounts of $21.0 million, or 17.8%, and a decrease in certificates of deposit of $13.2 million, or 4.5%, and from December 31, 2021 to September 30, 2022.

Federal Home Loan Bank advances decreased by $7.0 million, or 25.0%, to $21.0 million at September 30, 2022 from $28.0 million at December 31, 2021.

Advance payments by borrowers for taxes and insurance increased by $413,000, or 21.9%, to $2.3 million at September 30, 2022 from $1.9 million at December 31, 2021 due primarily to the accumulation of tax payments from borrowers.

Lease liability – operating decreased by $394,000, or 15.1%, to $2.2 million at September 30, 2022 from $2.6 million at December 31, 2021, primarily due to amortization.

Accounts payable and accrued expenses decreased by $2.4 million, or 17.2%, to $11.2 million at September 30, 2022 from $13.5 million at December 31, 2021 due primarily to a decrease in suspense accounts for loan closings of $2.5 million.

Stockholders’ equity increased by $8.7 million, or 3.4% to $260.0 million at September 30, 2022, from $251.4 million at December 31, 2021. The increase in stockholders’ equity was due to net income of $16.6 million for the nine months ended September 30, 2022, a reduction of $652,000 in unearned employee stock ownership plan shares coupled with an increase of $124,000 in earned employee stock ownership plan shares, and $64,000 in other comprehensive income, partially offset by dividends paid and declared of $5.6 million and stock repurchases totaling $3.2 million.

Results of Operations for the Three Months Ended September 30, 2022 and 2021

Financial Highlights

Net income for the three months ended September 30, 2022 was $7.5 million compared to net income of $730,000 for the three months ended September 30, 2021. Net income for the three months ended September 30, 2022 increased from net income for the three months ended September 30, 2021 primarily due to an increase in net interest income and a decrease in the provision for loan losses, partially offset by a decrease in non-interest income, an increase in non-interest expense, and an increase in income tax expense. The decrease in the provision for loan losses was because the Company recorded $3.6 million in provision for loan losses during the three months ended September 30, 2021 due to the previously disclosed charge-off of a non-residential bridge loan with a balance of $3.6 million compared to no provision for loan losses during the three months ended September 30, 2022.

Net Interest Income

Net interest income totaled $17.5 million for the three months ended September 30, 2022, as compared to $10.9 million for the three months ended September 30, 2021. The increase in net interest income of $6.6 million, or 60.0%, was primarily due to an increase in interest income offset by an increase in interest expense.

The increase in interest income is attributable to increases in loans and investment securities, offset by a decrease in interest-bearing deposits. The increase in interest income is also attributed to a rising interest rate environment and the Federal Reserve’s interest rate increases during the nine months ended September 30, 2022.

In this regard, total interest income increased by $7.3 million, or 60.3%, to $19.4 million for the three months ended September 30, 2022 from $12.1 million for the three months ended September 30, 2021. The increase was due to an increase in the average balance of interest earning assets of $163.8 million, or 16.0%, to $1.2 billion for the three months ended September 30, 2022 from $1.0 billion for the three months ended September 30, 2021 and an increase in the yield on interest earning assets by 180 basis points from 4.72% for the three months ended September 30, 2021 to 6.52% for the three months ended September 30, 2022.

The increase in market interest rates during the twelve months subsequent to September 30, 2021 also caused an increase in our interest expense. As a result, the increase in interest expense for the three months ended September 30, 2022 was due to an increase in the cost of funds on our deposits and an increase in the balances on our savings and club balances, partially offset by decreases in the balances on our certificates of deposits and interest-bearing demand deposits and decreases in the cost of funds and balances on our borrowed money.

Interest expense increased by $742,000, or 62.8%, to $1.9 million for the three months ended September 30, 2022 from $1.2 million for the three months ended September 30, 2021. The increase was due to an increase in the cost of interest bearing liabilities by 37 basis points from 0.86% for the three months ended September 30, 2021 to 1.23% for the three months ended September 30, 2022 and an increase in average interest bearing liabilities of $76.0 million, or 13.9%, to $624.0 million for the three months ended September 30, 2022 from $547.9 million for the three months ended September 30, 2021.

Net interest margin increased by 162 basis points, or 38.0%, during the three months ended September 30, 2022 to 5.88% compared to 4.26% during the three months ended September 30, 2021.

Provision for Loan Losses.

The Company recorded no loan loss provision for the three months ended September 30, 2022 compared to a loan loss provision of $3.6 million for the three months ended September 30, 2021. We charged-off $6,000 during the three months ended September 30, 2022 against various unpaid overdrafts in our demand deposit accounts compared to charge-offs of $3.6 million during the three months ended September 30, 2021 related to a non-residential bridge loan.

The provision recorded for the three months ended September 30, 2021 was primarily attributed to the previously disclosed charge-off of $3.6 million during the three months ended September 30, 2021 with respect to a non-residential bridge loan secured by real estate with a balance of $3.6 million. The loan is secured by commercial real estate located in Greenwich, Connecticut and guaranteed by the two borrowers. The loan originated in 2016 as a two-year bridge loan and, upon the borrower’s failure to satisfy the loan at the maturity date, the loan was accelerated and a foreclosure action was instituted. Although the loan was fully charged-off, the loan remains in foreclosure and management and the borrower are negotiating a standstill agreement which will allow the borrowers to retain, at their own expense, the zoning and planning consultants necessary to obtain re-approvals from the town to proceed with the original planned residential condominium development. Should the standstill agreement not materialize, the Company intends to aggressively seek recovery of all amounts due from the personal guarantors of the loan. If successful against the guarantors, any recovery received would be added back to the allowance for loan losses and an analysis will be performed at that time to determine the appropriateness of the recovery into income.

We also charged-off $3,000 during the three months ended September 30, 2021 against various unpaid overdrafts in our demand deposit accounts.

We recorded no recoveries during the three months ended September 30, 2022 compared to recoveries of $151,000 during the three months ended September 30, 2021.

Based on a review of the loans that were in the loan portfolio at September 30, 2022, management believes that the allowance is maintained at a level that represents its best estimate of inherent losses in the loan portfolio that were both probable and reasonably estimable.

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

Non-Interest Income

Non-interest income for the three months ended September 30, 2022 was $309,000 compared to non-interest income of $532,000 for the three months ended September 30, 2021. The decrease in total non-interest income was primarily due to an unrealized loss of $573,000 on equity securities during the three months ended September 30, 2022 compared to an unrealized loss of $154,000 on equity securities during the three months ended September 30, 2021. The unrealized loss of $573,000 on equity securities during the 2022 period was due to a rising interest rate environment and the Federal Reserve’s interest rate increases, which impacted the value of the equity securities during the September 30, 2022 quarter.

The decrease in total non-interest income was partially offset by an increase of $163,000 in other loan fees and service charges, an increase of $52,000 on gain from the sale of fixed assets, an increase of $12,000 in other non-interest income, an increase of $1,000 in bank-owned life insurance income, and a decrease of $32,000 in investment advisory fees.

The increase in other loan fees and service charges was due to an increase of  $115,000 in other loan fees and loan servicing fees and an increase of $47,000 in ATM and debit card usage fees.

Non-Interest Expense

Non-interest expense increased by $969,000, or 14.1%, to $7.8 million for the three months ended September 30, 2022 from $6.9 million for the three months ended September 30, 2021. The increase resulted primarily from increases of $604,000 in other operating expense, $181,000 in real estate owned expense, $109,000 in occupancy expense, $78,000 in outside data processing expense, $42,000 in advertising expense, and $30,000 in equipment expense, partially offset by a decrease of $75,000 in salaries and employee benefits.

Other non-interest expense increased by $604,000, or 37.0%, to $2.2 million for the three months ended September 30, 2022 from $1.6 million for the three months ended September 30, 2021 due mainly to increases of $231,000 in miscellaneous other non-interest expense, $221,000 in legal fees, $55,000 in service contracts expense, $48,000 in audit and accounting fees, $22,000 in insurance expense, $22,000 in expenses related to the hiring of personnel, $14,000 in directors, officers and employee expense, $11,000 in directors compensation, and $2,000 in telephone expense. These increases were partially offset by decreases of $15,000 in consulting fees and $7,000 in office supplies,.

The increase of $231,000 in miscellaneous other non-interest expense was mainly due to an increase of $82,000 in regulatory insurance premiums and assessments due to an increase in our total assets, and increases of $73,000 in public company expenses, $52,000 in dues and subscriptions, $36,000 in miscellaneous charge-offs, and $8,000 in check and correspondence bank charges, partially offset by a decrease of $23,000 in miscellaneous other expenses.

The increase of $221,000 in legal fees was due to the increased expenses associated with being a fully public company.

Real estate owned expense increased by $181,000, or 1,005.6%, to $199,000 for the three months ended September 30, 2022 from $18,000 for the three months ended September 30, 2021 due to a write down of $189,000 on the fair market value of a foreclosed property because the increase in interest rates caused an increase in the capitalization rate thereby resulting in a reduction in the calculated fair market value of the property.

Occupancy expense increased by $109,000, or 22.3%, to $598,000 for the three months ended September 30, 2022 from $489,000 for the three months ended September 30, 2021 primarily as a result of the cost of operating additional branch offices.

Outside data processing expense increased by $78,000, or 19.7%, to $473,000 for the three months ended September 30, 2022 from $395,000 for the three months ended September 30, 2021 due to the cost of operating additional two branches and additional data processing services.

Advertising expense increased by $42,000, or 116.7%, to $78,000 for the three months ended September 30, 2022 from $36,000 for the nine months ended September 30, 2021 due mainly to the resumption of advertising and promotional products to promote the opening of additional branch offices.

Equipment expense increased by $30,000, or 13.1%, to $259,000 for the three months ended September 30, 2022 from $229,000 for the three months ended September 30, 2021 due to the purchases of additional equipment to support the Company’s branch expansion.

Salaries and employee benefits decreased by $75,000, or 1.9%, to $4.0 million for the three months ended September 30, 2022 from $4.1 million for the three months ended September 30, 2021 primarily due to an increase in loan origination offset expenses related to loan origination fees due to an increase in loan originations and a decrease in employee stock ownership plan (“ESOP”) compensation cost. These decreases were partially offset by an increase in compensation expense due to an increase in the number of full time equivalent personnel due to the opening of two additional branch offices and an increase in bonus accruals for loan production personnel as loan originations increased.

Income Taxes.  We recorded income tax expense of  $2.4 million and $265,000 for the three months ended September 30, 2022 and 2021, respectively. For the three months ended September 30, 2022 and September 30, 2021, we had approximately $185,000 in tax exempt income. Our effective income tax rates were 24.2% and 26.6% for the three months ended September 30, 2022 and 2021, respectively.

Results of Operations for the Nine months Ended September 30, 2022 and 2021

Financial Highlights

Net income for the nine months ended September 30, 2022 was $16.6 million compared to net income of $7.7 million for the nine months ended September 30, 2021. Net income for the nine months ended September 30, 2022 was greater than net income for the nine months ended September 30, 2021 primarily due to an increase in net interest income and a decrease in the provision for loan losses, partially offset by a decrease in non-interest income, an increase in non-interest expense, and an increase in income tax expense. The decrease in the provision for loan losses was because the Company recorded $3.6 million in provision for loan losses during the nine months ended September 30,

2021 due to the previously disclosed charge-off of a non-residential bridge loan with a balance of $3.6 million compared to no provision for loan losses during the nine months ended September 30, 2022.

Net Interest Income

Net interest income totaled $42.9 million for the nine months ended September 30, 2022, as compared to $31.6 million for the nine months ended September 30, 2021. The increase in net interest income of $11.3 million, or 35.7%, was primarily due to an increase in interest income offset by an increase in interest expense.

The increase in interest income is attributable to increases in loans, investment securities, and interest-bearing deposits as we continued to deploy the proceeds raised in our July 2021 second-step conversion. The increase in interest income is also due, in large part, to the increase in interest rates attributable to the Federal Reserve’s rate increases during the nine months ended September 30, 2022.

In this regard, interest income increased by $11.9 million, or 33.5%, to $47.5 million for the nine months ended September 30, 2022 from $35.6 million for the nine months ended September 30, 2021. The increase in interest income was due to an increase in the average balance of interest earning assets of $229.2 million, or 24.1%, to $1.2 billion for the nine months ended September 30, 2022 from $951.0 million for the nine months ended September 30, 2021 and an increase in the yield on interest earning assets by 38 basis points from 4.99% for the nine months ended September 30, 2021 to 5.37% for the nine months ended September 30, 2022.

The increase in market interest rates during the nine months ended September 30, 2022 also caused an increase in our interest expense. As a result, the increase in interest expense for the nine months ended September 30, 2022 is attributable to an increase in the cost of funds on our deposits and an increase in the balances on our savings and club balances, partially offset by decreases in the balances on our certificates of deposits and interest-bearing demand deposits and decreases in the cost of funds and balances on our borrowed money.

Interest expense increased by $623,000, or 15.8%, to $4.6 million for the nine months ended September 30, 2022 from $3.9 million for the nine months ended September 30, 2021. The increase in interest expense was due to an increase in the cost of interest bearing liabilities by 5 basis points from 0.93% for the nine months ended September 30, 2021 to 0.98% for the nine months ended September 30, 2022 and an increase in average interest bearing liabilities of  $60.5 million, or 10.7%, to $624.3 million for the nine months ended September 30, 2022 from $563.8 million for the nine months ended September 30, 2021.

Net interest margin decreased by 41 basis points, or 9.2%, during the nine months ended September 30, 2022 to 4.85% compared to 4.44% during the nine months ended September 30, 2021.

Provision for Loan Losses.

The Company recorded no loan loss provision for the nine months ended September 30, 2022 compared to a loan loss provision of $3.6 million for the nine months ended September 30, 2021. The provision recorded for the nine months ended September 30, 2021 was primarily attributed to the charge-off of the aforementioned non-residential bridge loan with a balance of $3.6 million secured by commercial real estate located in Greenwich, Connecticut.

We also charged-off $23,000 during both the nine months ended September 30, 2022 and September 30, 2021 against various unpaid overdrafts in our demand deposit accounts. We recorded recoveries of $242,000 during the nine months ended September 30, 2022 comprised of recoveries of $146,000 regarding a previously charged-off multi-family property, $53,000 regarding a previously charged-off non-residential property, and $43,000 regarding a previously charged-off mixed-use property. We recorded recoveries of $160,000 during the nine months ended September 30, 2021 comprised primarily of recoveries of $150,000 regarding a previously charged-off multi-family property.

Based on a review of the loans that were in the loan portfolio at September 30, 2022, management believes that the allowance is maintained at a level that represents its best estimate of inherent losses in the loan portfolio that were both probable and reasonably estimable.

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

Non-Interest Income

Non-interest income for the nine months ended September 30, 2022 was $904,000 compared to non-interest income of $1.8 million for the nine months ended September 30, 2021. The decrease in total non-interest income was primarily due to unrealized loss of $1.6 million on equity securities during the nine months ended September 30, 2022 compared to an unrealized loss of $215,000 on equity securities during the nine months ended September 30, 2021. The unrealized loss of $1.6 million on equity securities during the 2022 period was due to a rising interest rate environment and the Federal Reserve’s interest rate increases.

The decrease in total non-interest income was partially offset by increases of $467,000 in other loan fees and service charges, $91,000 on gain from the sale of fixed assets, $28,000 in other non-interest income, and $3,000 in bank-owned life insurance income and a decrease of $17,000 in investment advisory fees,.

The increase in other loan fees and service charges was due to an increase of  $301,000 in other loan fees and loan servicing fees and an increase of $163,000 in ATM and debit card usage fees.

Non-Interest Expense

Non-interest expense increased by $2.3 million, or 11.8%, to $22.1 million for the nine months ended September 30, 2022 from $19.7 million for the nine months ended September 30, 2021. The increase resulted primarily from increases of $1.4 million in other operating expense, $229,000 in occupancy expense, $197,000 in salaries and employee benefits, $170,000 in outside data processing expense, $167,000 in real estate owned expense, $107,000 in equipment expense, and $100,000 in advertising expense.

Other non-interest expense increased by $1.4 million, or 28.1%, to $6.2 million for the nine months ended September 30, 2022 from $4.9 million for the nine months ended September 30, 2021 due mainly to increases of $601,000 in miscellaneous other non-interest expense, $475,000 in legal fees, $159,000 in service contracts expense, $92,000 in audit and accounting fees, $66,000 in expenses related to the hiring of personnel, $52,000 in insurance expense, $23,000 in directors compensation, $16,000 in directors, officers and employee expense, $7,000 in telephone expense, and $6,000 in office supplies. These increases were partially offset by a decrease of $134,000 in consulting fees.

The increase of $601,000 in miscellaneous other non-interest expense was mainly due to an increase of $299,000 in regulatory insurance premiums and assessments due to an increase in our total assets, an increase of $125,000 in public company expense, an increase of $90,000 in miscellaneous charge-offs, an increase of $78,000 in dues and subscriptions, and an increase of $26,000 in check and correspondence bank charges, partially offset by a decrease of $17,000 in miscellaneous other expense.

The increase of $475,000 in legal fees was due to the increased expenses associated with being a fully public company. The increase of $159,000 in service contracts expense was due to the cost of operating two additional branch office space.

Occupancy expense increased by $229,000, or 14.9%, to $1.8 million for the nine months ended September 30, 2022 from $1.5 million for the nine months ended September 30, 2021 primarily as a result of the cost of operating two additional branch offices.

Salaries and employee benefits increased by $197,000, or 1.8%, to $11.4 million for the nine months ended September 30, 2022 from $11.2 million for the nine months ended September 30, 2021 primarily due to an increase in compensation expense due to an increase in the number of full time equivalent personnel related to the opening of two additional branch offices, an increase in bonus accruals for loan production personnel as loan originations increased, and an increase in health insurance premiums. These increases were partially offset by an increase in loan origination offset expenses and fees resulting from an increase in loan originations.

Outside data processing expense increased by $170,000, or 14.0%, to $1.4 million for the nine months ended September 30, 2022 from $1.2 million for the nine months ended September 30, 2021 due to the cost of operating additional two branches and additional data processing services.

Real estate owned expense increased by $167,000, or 196.5%, to $252,000 for the nine months ended September 30, 2022 from $85,000 for the nine months ended September 30, 2021 due to a write down of $189,000 on the fair market value of a foreclosed property because the increase in interest rates caused an increase in the capitalization rate thereby resulting in a reduction in the calculated fair market value of the property.

Equipment expense increased by $107,000, or 14.9%, to $825,000 for the nine months ended September 30, 2022 from $718,000 for the nine months ended September 30, 2021 due to the purchases of additional equipment to support the Company’s branch expansion.

Advertising expense increased by $100,000, or 120.5%, to $183,000 for the nine months ended September 30, 2022 from $83,000 for the nine months ended September 30, 2021 due mainly to the resumption of advertising and promotional products to promote the opening of our additional branch offices.

Income Taxes.  We recorded income tax expense of  $5.2 million and $2.4 million for the nine months ended September 30, 2022 and 2021, respectively. For the nine months ended September 30, 2022, we had approximately $553,000 in tax exempt income, compared to approximately $522,000 in tax exempt income for the nine months ended September 30, 2021. Our effective income tax rates were 23.9% and 23.6% for the nine months ended September 30, 2022 and 2021, respectively.

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

	Three Months Ended September 30,
	2022			2021
	Average	Interest and	Yield/	Average	Interest and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost

Loans receivable	$1,067,835	$18,771	7.03%	$862,796	$11,935	5.53%
Securities(1)	47,157	199	1.69	27,208	104	1.53
Other interest-earning assets	73,524	414	2.25	134,680	53	0.16
Total interest-earning assets	1,188,516	19,384	6.52	1,024,684	12,092	4.72
Allowance for loan losses	(5,467)			(5,181)
Non-interest-earning assets	81,702			73,990
Total assets	$1,264,751			$1,093,493

Interest bearing demand	$104,669	$241	0.92%	$117,329	$183	0.62%
Savings and club accounts	233,447	660	1.13	97,556	48	0.20
Certificates of deposit	264,850	885	1.34	305,057	764	1.00
Interest-bearing deposits	602,966	1,786	1.18	519,942	995	0.77
Borrowed money	$21,000	138	2.63	28,000	187	2.67
Interest-bearing liabilities	623,966	1,924	1.23	547,942	1,182	0.86
Non-interest-bearing demand	365,025			281,499
Other non-interest-bearing liabilities	15,557			41,992
Total liabilities	1,004,548			871,433
Equity	260,203			222,060
Total liabilities and equity	$1,264,751			$1,093,493
Net interest income/interest spread		$17,460	5.29%		$10,910	3.86%
Net interest margin			5.88%			4.26%
Net interest-earning assets	$564,550			$476,742
Average interest-earning assets to interest-bearing liabilities	190.48%			187.01%

	Nine Months Ended September 30,
	2022			2021
	Average	Interest and	Yield/	Average	Interest and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost

Loans receivable	$1,018,802	$46,244	6.05%	$843,850	$35,237	5.57%
Securities(1)	43,400	534	1.64	22,636	277	1.63
Other interest-earning assets	117,983	718	0.81	84,465	74	0.12
Total interest-earning assets	1,180,185	47,496	5.37	950,951	35,588	4.99
Allowance for loan losses	(5,362)			(5,125)
Non-interest-earning assets	78,536			71,449
Total assets	$1,253,359			$1,017,275

Interest bearing demand	$112,332	$601	0.71%	$113,370	$503	0.59%
Savings and club accounts	217,291	1,340	0.82	100,431	174	0.23
Certificates of deposit	271,985	2,182	1.07	321,956	2,713	1.12
Interest-bearing deposits	601,608	4,123	0.91	535,757	3,390	0.84
Borrowed money	22,667	445	2.62	28,000	555	2.64
Interest-bearing liabilities	624,275	4,568	0.98	563,757	3,945	0.93
Non-interest-bearing demand	356,846			247,258
Other non-interest-bearing liabilities	15,422			26,762
Total liabilities	996,543			837,777
Equity	256,816			179,498
Total liabilities and equity	$1,253,359			$1,017,275

Net interest income/interest spread		$42,928	4.39%		$31,643	4.06%
Net interest margin			4.85%			4.44%
Net interest-earning assets	$555,910			$387,194
Average interest-earning assets to interest-bearing liabilities	189.05%			168.68%
(1)	Cash on deposit at Federal Home Loan Bank or Federal Reserve Board.

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

	Three Months Ended 9/30/2022
	Compared to
	Three Months Ended 9/30/2021
	Increase (Decrease)
	Due to
	Volume	Rate	Total

	(Dollars in thousands)
Interest income:
Loans receivable	$3,195	$3,641	$6,836
Securities	83	12	95
Other interest-earning assets	(174)	535	361
Total	$3,104	$4,188	$7,292
Interest expense:
Interest bearing demand deposit	$(118)	$176	$58
Savings accounts	139	473	612
Certificates of deposits	(544)	665	121
Borrowed money	(46)	(3)	(49)
Total	(569)	1,311	742
Net change in net interest income	$3,673	$2,877	$6,550

	Nine Months Ended 9/30/2022
	Compared to
	Nine Months Ended 9/30/2021
	Increase (Decrease)
	Due to
	Volume	Rate	Total

	(Dollars in thousands)
Interest income:
Loans receivable	$7,753	$3,254	$11,007
Securities	255	2	257
Other interest-earning assets	40	604	644
Total	$8,048	$3,860	$11,908
Interest expense:
Interest bearing demand deposit	$(8)	$106	$98
Savings accounts	364	802	1,166
Certificates of deposits	(406)	(125)	(531)
Borrowed money	(105)	(5)	(110)
Total	(155)	778	623
Net change in net interest income	$8,203	$3,082	$11,285

Asset Quality

The following table sets forth information with respect to our non-performing assets at the dates indicated.

	September 30,	December 31,
	2022	2021

	(Dollars in thousands)
Total non-accrual loans	$—	$—
Total accruing loans past due 90 days or more	—	—
Total non-performing loans	—	—
Real estate owned	1,807	1,996
Total non-performing assets	$1,807	$1,996
Total non-performing loans to total loans	—%	—%
Total non-performing assets to total assets	0.14%	0.16%

Non-performing assets totaled $1.8 million at September 30, 2022 and $2.0 million at December 31, 2021, respectively. There were no nonaccrual loans at September 30, 2022 and December 31, 2021. During the nine months ended September 30, 2022, we collected interest income of $23,000 upon the satisfaction of two TDR loans that became non-accrual in June 2022 but were satisfied in July 2022. We did not recognize any interest income on non-accrual loans during the nine months ended September 30, 2021.

From time to time, as part of our loss mitigation strategy, we may renegotiate the loan terms based on the economic or legal reasons related to the borrower’s financial difficulties. There were no new TDRs during the nine months ended September 30, 2022 or September 30, 2021 or during the year ended December 31, 2021. TDRs may be considered to be non-performing and if so are placed on non-accrual, except for those that have established a sufficient performance history (generally a minimum of six consecutive months of performance) under the terms of the restructured loan.

The two TDR loans that were previously placed during the three months ended June 30, 2022 on nonaccrual status due to a maturity default paid-off during the three months ended September 30, 2022. None of the loans that were modified during the previous twelve months had defaulted during the three and nine months ended September 30, 2022 and September 30, 2021. At September 30, 2022, two loans with aggregate balances of $861,000 were considered TDRs but were performing in accordance with their restructured terms for the requisite period of time (generally at least six consecutive months) to be returned to accrual status. At December 31, 2021, four loans with aggregate balances of  $1.6 million were considered TDRs but were performing.

The following table sets forth an analysis of the activity in the allowance for loan losses for the periods indicated:

	September 30,	December 31,
	2022	2021

	(Dollars In Thousands)
Allowance at beginning of period	$5,242	$5,088
Provision for loan losses	—	3,610
Net Charge-offs:
Residential real estate loans:
One- to four-family	—	—
Multifamily	(146)	(150)
Mixed-use	(43)	—
Total residential real estate loans	(189)	(150)
Non-residential real estate loans	(53)	3,591
Construction loans	—	—
Commercial and industrial loans	—	—
Consumer loans	23	15
Total net charge-offs	(219)	3,456
Allowance at end of period	$5,461	$5,242
Total loans outstanding	$1,117,417	$972,851
Average loans outstanding	1,018,802	866,518
Ratio of allowance to non-performing loans	—%	—%
Ratio of allowance to total loans	0.49%	0.54%
Ratio of net charge-offs to average loans	(0.02)%	0.40%
Non-performing loans	$—	$—

The allowance for loan losses increased by $219,000 to $5.5 million at September 30, 2022 from $5.2 million at December 31, 2021. The increase in the allowances for loan losses was due primarily to recoveries totaling $242,000, partially offset by charge-offs totaling $23,000.

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

Our Cash Liquidity ratio, On Balance Sheet Liquidity ratio, and On Balance Sheet Liquidity & Borrowing Capacity ratio averaged 12.5%, 16.9%, and 20.2%, respectively, for the nine months ended September 30, 2022 compared to 12.7%, 15.7%, and 21.7%, respectively, for the year ended December 31, 2021. We adjust our liquidity levels to fund deposit outflows, pay real estate taxes on real estate loans, repay our borrowings, and to fund loan commitments. We also adjust liquidity as appropriate to meet asset and liability management objectives.

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

Our primary investing activities are the origination of construction loans, commercial and industrial loans, multifamily loans, and to a lesser extent, mixed-use real estate loans and other loans. For the nine months ended September 30, 2022 and 2021, our loan originations totaled $499.2 million and $486.0 million, respectively. Cash received from the maturities and pay-downs on securities totaled $1.2 million and $4.3 million for the nine months ended September 30, 2022 and 2021, respectively. We purchased securities totaling $10.0 million and $15.3 million during the nine months ended September 30, 2022 and September 30, 2021, respectively.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of New York to provide advances. As a member of the Federal Home Loan Bank of New York, we are required to own capital stock in the Federal Home Loan Bank of New York and are authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to credit-worthiness have been met. We had an available borrowing limit of $18.1 million and $29.4 million from the Federal Home Loan Bank of New York as of September 30, 2022 and December 31, 2021, respectively. There were $21.0 million and $28.0 million in Federal Home Loan Bank advances at September 30, 2022 and December 31, 2021, respectively.

In addition, we are party to a loan agreement with ACBB under which we can borrow up to $8.0 million in short-term borrowings. There were no outstanding borrowings with ACBB at September 30, 2022 and December 31, 2021.

At September 30, 2022, we had unfunded commitments on construction loans of $554.4 million, outstanding commitments to originate loans of $391.7 million, unfunded commitments under lines of credit of $130.0 million, and unfunded standby letters of credit of $9.1 million. At September 30, 2022, certificates of deposit scheduled to mature in less than one year totaled $133.8 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In the event a significant portion of our deposits are not retained by us, we will have to utilize other funding sources, such as various types of sourced deposits, and/or Federal Home Loan Bank advances, in order to maintain our level of assets. Alternatively, we could reduce our level of liquid assets, such as our cash and cash equivalents. In addition, the cost of such deposits may be significantly higher or lower depending on market interest rates at the time of renewal.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its stockholders and for the repurchase, if any, of its shares of common stock. At September 30, 2022, the Company had liquid assets of $35.9 million and $3.7 million in loan participations originated by the Bank which are held by the Company.

Off-Balance Sheet Arrangements

For the nine months ended September 30, 2022, we did not engage in any off-balance sheet transactions reasonably likely to have a material adverse effect on our financial condition, results of operations or cash-flows.

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

Our objective is to manage our interest rate risk by determining whether a given movement in interest rates affects our net interest income and the market value of our portfolio equity in a positive or negative way and to execute strategies to maintain interest rate risk within established limits. The results at September 30, 2022 indicate the level of risk within the parameters of our model. Our management believes that the September 30, 2022 results indicate a profile that reflects interest rate risk exposures in both rising and declining rate environments for both net interest income and economic value.

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

If the results produce quantifiable interest rate risk exposure beyond our limits, then the testing will have served as a monitoring mechanism to allow us to initiate asset/liability strategies designed to reduce and therefore mitigate interest rate risk. The table below sets forth an approximation of our interest rate risk exposure. The simulation uses projected repricing of assets and liabilities at September 30, 2022. The income simulation analysis presented represents a one-year impact of the interest scenario assuming a static balance sheet. Various assumptions are made regarding the prepayment speed and optionality of loans, investment securities and deposits, which are based on analysis and market information. The assumptions regarding optionality, such as prepayments of loans and the effective lives and repricing of non-maturity deposit products, are documented periodically through evaluation of current market conditions and historical correlations to our specific asset and liability products under varying interest rate scenarios.

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

The table below sets forth, as of September 30, 2022, NorthEast Community Bank’s net portfolio value, the estimated changes in our net portfolio value and net interest income that would result from the designated instantaneous parallel changes in market interest rates.

	Twelve Month
	Net Interest Income	Net Portfolio Value
	Percent		Percent
Change in Interest Rates (Basis Points)	of Change	Estimated NPV	of Change
+200	21.85%	$328,303	5.02%
+100	10.94	321,967	2.99
0	—	312,624	—
-100	(11.80)%	302,139	(3.35)%

As of September 30, 2022, based on the scenarios above, net interest income would increase by approximately 10.94% to 21.85%, over a one-year time horizon in a rising interest rate environment. One-year net interest income would decrease by approximately 11.80% in a declining interest rate environment over the same period.

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

Overall, our September 30, 2022 results indicate that we are adequately positioned with an acceptable net interest income and economic value at risk and that all interest rate risk results continue to be within our policy guidelines.

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

During the quarter ended September 30, 2022, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

The Company is involved in various legal actions and claims arising in the normal course of business. In the opinion of management, these legal actions and claims are not expected to have a material adverse impact on the Company’s financial condition.

Item 1A. Risk Factors

For information regarding the Company’s risk factors, refer to “Item 1A: Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission on March 30, 2022 (the “Form 10-K”). As of September 30, 2022, the risk factors of the Company have not changed materially from those disclosed in the Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 27, 2022, the Company announced that its Board of Directors had authorized a stock repurchase program to acquire up to 1,637,794 shares, or 10%, of the Company's currently issued and outstanding common stock commencing on August 1, 2022. The stock repurchase program is the Company’s first repurchase program since completing its second-step conversion and related stock offering in July 2021.

The following table provides information on repurchases by the Company of its common stock under the Company’s stock repurchase program during the three months ended September 30, 2022:

			Total Number of Shares	Maximum Number of
			Purchased as Part of	Shares that May Yet Be
	Total Number of	Average Price Paid	Publicly Announced	Purchased Under the
Period	Shares Purchased	Per Share	Plans or Programs	Plans or Programs
July 1 - 31, 2022	-	$-	-	1,637,794
August 1 - 31, 2022	146,677	12.80	146,677	1,491,117
September 1 - 30, 2022	103,611	12.64	103,611	1,387,506
Total	250,288		250,288

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

See Exhibit Index.

EXHIBIT INDEX

Exhibit No.	Description

31.1†	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of NorthEast Community Bancorp, Inc.
31.2† 32.0†

Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of NorthEast Community Bancorp, Inc.

Certification of Chief Executive Officer and Chief Financial Officer of NorthEast Community Bancorp, Inc. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.0†

The following materials from the Company’s Quarterly Report to Stockholders on Form 10-Q for the quarter ended September 30, 2022, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholder’s Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

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

Date: November 10, 2022

NORTHEAST COMMUNITY BANCORP, INC.

By:	/s/ Kenneth A. Martinek
Name:	Kenneth A. Martinek
Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Donald S. Hom
Name:	Donald S. Hom
Title:	Executive Vice President and Chief Financial Officer
(Principal Financial and Chief Accounting Officer)