Form 10-K
period 2022-12-31
NorthEast Community Bancorp, Inc./MD/
filed 2023-03-30
CIK 1847398

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒ Yes ☐ No

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐ Yes ☒ No

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2022 was $173.7 million.  The number of shares outstanding of the registrant’s common stock as of March 27, 2023 was 15,431,028.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2023 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

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

These forward-looking statements are based on current beliefs and expectations of our management and are subject to significant risks and uncertainties. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. Actual results may differ materially from those contemplated by the forward-looking statements due to, among others, the following factors:

●	general economic conditions, either nationally or in our market area, that are worse than expected;
●	changes in the interest rate environment that reduce our interest margins, reduce the fair value of financial instruments or reduce the demand for our loan products;
●	higher inflation and its impact on national and local economic conditions;
●	increased competitive pressures among financial services companies;
●	changes in consumer spending, borrowing and savings habits;
●	changes in the quality and composition of our loan or investment portfolios;
●	changes in real estate market values in our market area;
●	a decrease in new construction in our primary market area;
●	decreased demand for loan products, deposit flows, competition, or decreased demand for financial services in our market area;
●	major catastrophes such as earthquakes, floods or other natural or human disasters and infectious disease outbreaks, such as the COVID-19 pandemic, the related disruption to local, regional and global economic activity and financial markets, and the impact that any of the foregoing may have on us and our customers and other constituencies;
●	legislative or regulatory changes that adversely affect our business or changes in the monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board;
●	technological changes that may be more difficult or expensive than expected;
●	success or consummation of new business initiatives may be more difficult or expensive than expected;
●	the inability to successfully integrate acquired businesses and financial institutions into our business operations;

i

●	adverse changes in the securities markets;
●	our inability to enter new markets successfully and capitalize on growth opportunities;
●	changes in estimates of the adequacy of the allowance for loan losses;
●	a failure or breach of our operational or security systems or infrastructure, including cyberattacks;
●	the inability of third party service providers to perform; and
●	changes in accounting policies and practices, as may be adopted by bank regulatory agencies or the Financial Accounting Standards Board.

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

The Bank is a New York State-chartered savings bank and the Company’s primary activity is the ownership and operation of the Bank.

The Bank is headquartered in White Plains, New York. The Bank was founded in 1934 and is a community oriented financial institution dedicated to serving the financial services needs of individuals and businesses within its market area. The Bank currently conducts business through its eleven branch offices located in Bronx, New York, Orange, Rockland, and Sullivan Counties in New York and Essex, Middlesex and Norfolk Counties in Massachusetts and three loan production offices located in White Plains, New York, New City, New York and Danvers, Massachusetts.

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

Market Area

We are headquartered in White Plains, New York, which is located in Westchester County, and we operate through our main and annex offices in White Plains, two full-service branch offices in the New York City borough of Manhattan (New York County), one full-service branch office in the New York City borough of the Bronx (Bronx County), two full-service branch offices in Rockland County, New York, two full-service branch offices in Orange County, New York, one full-service branch office in Sullivan County, New York, and three full-service branches in Danvers (Essex County), Framingham (Middlesex County) and Quincy (Norfolk County), Massachusetts, and loan production offices in White Plains, New York, New City, New York and Danvers, Massachusetts. We generate deposits through our main office and eleven branch offices. We conduct lending activities primarily in the State of New York, the Commonwealth of Massachusetts, and, to a lesser extent, in New Jersey. We also have a limited number of loans in Connecticut and Pennsylvania, states in which we no longer originate loans.

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

While our New York and Massachusetts markets have different economic characteristics, our customer base in these states tends to be similar and is comprised mostly of owners of low- to moderate-income apartment buildings or non-residential real estate in low- to moderate-income areas.

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

Lending Activities

We originate loans primarily for investment purposes. The largest segment of our loan portfolio is construction loans followed by multi-family real estate loans. We also originate mixed-use and non-residential real estate loans and commercial and industrial loans. We consider our lending territory to be the New York State/New York City

Metropolitan area and the Massachusetts/Boston Metropolitan area. We also originate a limited number of loans in New Jersey. Although we no longer originate loans in Connecticut and Pennsylvania, we also have a limited number of loans in these two states. At December 31, 2022, $1.1 billion, or 89.4%, of our portfolio was secured by loans in the New York State/New York Metropolitan Area, $105.3 million, or 8.7%, of our portfolio was secured by loans in the Massachusetts/Boston Metropolitan Area and $22.7 million, or 1.9%, of our portfolio was secured by loans in Connecticut, New Jersey, and Pennsylvania.

Construction Loans.  In 2012, we entered the Massachusetts construction market by originating construction loans secured by the construction of multifamily and single family properties as an accommodation to maintain and/or develop relationships with our deposit and loan customers. In the same manner, during the latter part of 2013 we expanded the New York construction market by originating construction loans secured by the construction of multifamily and residential condominium properties located in New York State, primarily in Bronx, Orange, Rockland and Sullivan Counties in New York.

We primarily make construction loans to borrowers and developers who we know or who are referred to us by existing customers for construction in high absorption, homogeneous communities. The demand for housing (whether for rent or for purchase) is far greater in these high absorption communities than the available supply. This lack of balance between supply and demand leads to available units being under contracts of sale or leases signed very soon after certificates of occupancy are received by the building owners. Generally, in homogeneous communities, units that are under construction have purchase contracts before they are complete.

We will make construction loans on condominium buildings, containing between two to more than 250 units or for single family homes and single family housing developments of as many as 400 homes, in each case in high absorption and/or homogeneous areas. For such loans, we do not offer permanent financing. We originate land acquisition and development loans whereby the land is ready to build with all permits in place or construction is “as of right.” We also originate occasional land loans to existing well established borrowers with the understanding the borrower will obtain all required permits prior to the borrower requesting a construction loan to develop the property.

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

We generally require the borrower to contribute between 40 to 50% of the total raw land acquisition cost. If an existing structure is to be demolished, the loan to value ratio will be limited to 60% of the improved land value alone. To ensure sufficient construction funds are available for a project, we may elect to finance up to 100% of the construction costs, which includes a 10% contingency, in an amount not to exceed 70% of the “as complete” appraised value. We also require the borrower to submit various construction documentations, including but not necessarily limited to cost estimates, property surveys, approved building plans and specifications, and approved building permits. We require our borrowers to fund an interest reserve in advance. As a project progresses and the borrower requests funds to continue the project, we require an independent consultant to inspect the project to verify that the work has been completed prior to disbursing the funds sought. We also obtain a title continuation update to confirm that no liens have been placed on the project. Inspections for the purpose of funding/advancing proceeds are conducted by one of our employees as well as by a third-party construction inspector approved by us.

Construction loans in Orange, Rockland and Sullivan Counties consist primarily of loans to construct contemporary town-house style condominium buildings and complexes containing from four to 250 units. Construction loans in Bronx County consist primarily of loans to construct affordable rental apartment buildings containing between ten and 50 or more apartments. Most buildings are granted real estate tax abatements under New York City’s 421-A or equivalent program due to the affordable nature of the apartments in the buildings. Our average construction loans range from $5.0 million to $10.0 million on buildings and complexes ranging from 20 to 40 units. We also lend on projects, completed in stages, of up to $45 million. For projects above $33 million, we generally partner with a participating bank from outside our market area.

We typically grant separate land and construction loans and occasionally site development loans secured by the project. At December 31, 2022, if we were to count land, construction and development loans as separate loans, our construction loan portfolio consisted of 612 loans totaling $1.6 billion in committed amount, comprised of outstanding disbursed balances of $930.6 million and undisbursed loans in process of $637.4 million.

At December 31, 2022, if we were to combine land, construction and development loans as one loan on a project, our construction loan portfolio consisted of 350 loans totaling $1.6 billion in committed amount, comprised of outstanding disbursed balance of $930.6 million and undisbursed loans in process of $637.4 million. At December 31, 2022, the construction loan portfolio was comprised primarily of 342 New York construction loans with $1.6 billion in committed amount, comprising of outstanding disbursed balances of $903.8 million and undisbursed loans in process of $625.9 million.

All construction loans were performing according to their terms at December 31, 2022. If we were to combine land, construction and development loans as one loan on a project, the average size in our construction loan portfolio was $4.6 million in committed amount, comprised of outstanding disbursed balances of $2.7 million and undisbursed loans in process of $1.8 million at December 31, 2022.

Our largest outstanding construction loan had a balance of $20.3 million and was performing in accordance with its terms at December 31, 2022. This loan is secured by the development of a 111 apartment unit and ground floor commercial space mixed-use building located in the Bronx, New York. Our largest committed construction loan had a total commitment of $43.6 million of which 50.0% of the commitment has been sold to another financial institution thereby reducing our committed portion to $21.8 million. Our portion of this construction loan had an outstanding balance of $9.5 million and was performing in accordance with its terms at December 31, 2022. This loan is secured by the development of a 160,000 square foot class A office building located in Monsey, New York.

At December 31, 2022, our largest outstanding construction loan relationship with one borrower was comprised of thirteen construction loans with $40.3 million in committed amount of which $10.0 million of the commitment has been sold to another financial institution thereby reducing our committed portion to $30.3 million. Our portion of these construction loans had an outstanding balance of $17.3 million and undisbursed loans in process of $13.0 million. This relationship also had three commercial and industrial lines of credit totaling $3.7 million with an outstanding balance of $3.7 million at December 31, 2022. All of these loans were performing in accordance with their terms at December 31, 2022.

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

Interest rates and payments on our commercial and industrial loans are typically indexed to the prime rate as published in the Wall Street Journal and adjusted as the prime rate changes. At December 31, 2022, the average balance of loans in our commercial and industrial loan portfolio was $592,000.

At December 31, 2022, the largest outstanding commercial and industrial loan had a balance of $5.5 million with no remaining available line of credit. The loan is being used to support the development of up to sixteen units at any one time of a sixty-unit development located in New Hempstead, New York. In addition, we granted to the borrower on the same development a land mortgage loan with an outstanding balance of $4.5 million at December 31, 2022. The commercial and industrial loan is secured by a UCC-1 on all business assets and an assignment of contracts.

The largest outstanding commercial and industrial line of credit relationship with one borrower was comprised of three lines of credit totaling $30.0 million, with no outstanding balances and remaining available lines of credit totaling $30.0 million. However, pursuant to the terms of the governing loan documents, the borrower cannot at any one time have more than $10.0 million outstanding in the aggregate with respect to all three lines of credit.

All the aforementioned commercial and industrial loans were performing according to their terms at December 31, 2022.

Multifamily and Mixed-Use Real Estate Loans.  We offer adjustable-rate mortgage loans secured by multifamily and mixed-use real estate. These loans are comprised primarily of loans on moderate income apartment buildings located in our lending territory and include, loans on cooperative apartment buildings (in the New York area), and loans for Section 8 multifamily housing. In New York, most of the apartment buildings that we lend on are rent-stabilized. Mixed-use real estate loans are secured by properties that are intended for both residential and business use. We originate multifamily and mixed-use real estate loans in Massachusetts and, on a limited basis, in New Jersey. We also have a limited number of multifamily and mixed-use real estate loans in Connecticut and Pennsylvania.

We offer construction/renovation loans on multifamily and mixed-use rental properties in high absorption areas, dependent on vacancy rates in relation to borough or town averages. In recent years, except for Massachusetts, we have de-emphasized multifamily and mixed-use real estate lending as we have focused more on construction lending.

We have been originating multifamily and mixed-use real estate loans in the New York State/New York Metropolitan Area for 89 years. In the New York State/New York Metropolitan Area, our ability to continue to grow our portfolio is dependent on the continuation of our relationships with mortgage brokers, as the multifamily and mixed-use real estate loan market is primarily broker driven. We have longstanding relationships with mortgage brokers in the New York market area, who are familiar with our lending practices and our underwriting standards. We also deal directly with building owners throughout our lending area. At December 31, 2022, multifamily and mixed-use real estate loans to borrowers in the New York State/New York Metropolitan Area totaled $63.3 million.

In the Massachusetts/Boston Metropolitan Area, where we have also originated such loans, the primary source of mortgage loan originations are from personal contacts by our loan officers and referrals from existing customers. We generally retain for our portfolio all of the loans that we originate in Massachusetts. At December 31, 2022, multifamily and mixed-use real estate loans to borrowers in the Massachusetts/Boston Metropolitan Area totaled $74.4 million.

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

In making multifamily and mixed-use real estate loans, we primarily consider the net operating income generated by the real estate to support the debt service, the financial resources, income level and managerial expertise of the borrower, the marketability of the property and our lending experience with the borrower. We typically require a personal guarantee of the borrower. We rate the property underlying the loan as Class A, B or C. Our current policy is to require a minimum debt service coverage ratio (the ratio of earnings after subtracting all operating expenses to debt service payments) of between 1.25x and 1.40x depending on the rating of the underlying property. The average multifamily loan debt-service coverage is 2.87x and the average loan-to-value ratio of our multifamily real estate loans is 30.1%. The average mixed-use real estate loan debt-service coverage is 2.96x and the average loan-to-value ratio of our mixed-use real estate loans is 24.8%. On multifamily and mixed-use real estate loans, our current policy is to finance up to 75% of the lesser of the appraised value or purchase price of the property securing the loan on purchases and refinances of Class A and B properties and up to 65% of the lesser of the appraised value or purchase price for properties that are rated Class C. Properties securing multifamily and mixed-use real estate loans are appraised by independent appraisers, inspected by us and generally require Phase 1 environmental surveys.

The majority of the multifamily real estate loans in our portfolio are secured by ten unit to 100 unit apartment buildings. At December 31, 2022, the majority of our mixed-use real estate loans are secured by properties that are at least 85% residential.

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

On December 31, 2022, the largest outstanding multifamily real estate loan had a balance of $13.3 million and was performing according to its terms at December 31, 2022. This loan is secured by a 62 unit two building apartment complex located in Boston, Massachusetts.

The largest mixed-use real estate loan had a balance of $2.5 million and was performing according to its terms at December 31, 2022. This loan is secured by four mixed-use buildings with 11 apartment units and five commercial units located in Brooklyn, New York. As of December 31, 2022, the average loan size in our multifamily and mixed-use portfolio was approximately $1.1 million.

Non-Residential Real Estate Loans.  Our non-residential real estate loans are generally secured by office buildings, medical facilities and retail shopping centers that are primarily located within our lending area.

At December 31, 2022, our non-residential real estate loan portfolio was comprised mainly of $18.4 million of loans secured by properties in the New York State/New York Metropolitan Area, $4.4 million of loans secured by properties in the Massachusetts/Boston Metropolitan Area, and $2.6 million of loans secured by properties in Connecticut, New Jersey, and Pennsylvania.

We have de-emphasized the origination of non-residential real estate loans in recent years as we began increasing our origination of construction loans and multifamily loans.

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

Our assessment of credit risk and our underwriting standards and procedures for non-residential real estate loans are similar to those applicable to our multifamily and mixed-use real estate loans. In reaching a decision on whether to make a non-residential real estate loan, we consider the net operating income of the property, the borrower’s expertise, credit history and profitability and the value of the underlying property. In addition, with respect to rental properties, we will also consider the term of the lease and the credit quality of the tenants. We have generally required that the properties securing non-residential real estate loans have debt service coverage ratios (the ratio of earnings after subtracting all operating expenses to debt service payments) of between 1.25x and 1.40x. The average non-residential loan debt-service coverage ratio is 2.11x and the average loan-to-value ratio of our non-residential loans is 40.3%. Phase 1 environmental surveys are required for most loans and property inspections are required for all loans.

At December 31, 2022, we had $25.3 million in non-residential real estate loans outstanding, or 2.1% of total loans. At December 31, 2022, the largest outstanding non-residential real estate loan had an outstanding balance of $2.3 million and was performing in accordance with its terms. This loan is secured by three properties located in Brooklyn, New York consisting of a 17,850 square foot single story warehouse building, a 7,650 square foot single story bus maintenance garage, and a 0.39 acre paved parking lot. As of December 31, 2022, the average balance of loans in our non-residential loan portfolio was $633,000.

Consumer Loans.  We offer personal loans, loans secured by savings accounts or certificates of deposit (share loans), and overdraft protection for checking accounts which is linked to statement savings accounts and has the ability to transfer funds from the statement savings account to the checking account when needed to cover overdrafts. We also consider any checking accounts with overdrawn balances as a consumer loan even though the customer typically deposits sufficient funds the next business day to cover the overdrawn balance.

At December 31, 2022, our portfolio of consumer loans was $546,000, or 0.04% of total loans, comprised primarily of checking accounts with overdrawn balances of $517,000.

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

Originations, Purchase, Participations and Sales of Loans.  Loan originations come from a number of sources. The primary source of loan originations are our in-house loan officers and referrals from customers and, to a much lesser extent, mortgage loan brokers and local realtors. Historically, we have primarily originated our own loans and retained them in our portfolio.

While in the past we purchased a limited number of participations from one financial institution that also serves high absorption areas in Brooklyn, New York, we currently do not have any purchased participation loan in our portfolio. We also purchased whole residential and non-residential mortgage loans from a Massachusetts financial institution during 2021. At December 31, 2022, these whole purchased loans totaled $2.8 million and were performing according to their terms.

We occasionally sell participations interests in construction loans we have originated in high absorption areas to other community banks in order to maintain compliance with our loans-to-one borrower limits. We have also historically sold participation interests in our construction loans to the Company and we may continue to do so in the future. At December 31, 2022, the Company held $13.7 million in participation interests in construction loans originated by the Bank. Through our loan participations, we and the other participating lenders generally share ratably in cash flows and points and fees and gains or losses that may result from a borrower’s noncompliance with the contractual terms of the loan.

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

Loans to One Borrower.  Pursuant to New York law and federal banking regulations, the aggregate amount of loans that the Bank is permitted to make to any one borrower or a group of related borrowers is generally limited to 15% of its capital, surplus fund and undivided profits (25% if the amount in excess of 15% is secured by “readily marketable collateral”). At December 31, 2022, based on the 15% limitation, the Bank’s loans-to-one-borrower limit was approximately $33.4 million. On the same date, the Bank had no borrowers with outstanding balances in excess of this amount.

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

Due to the impact of COVID-19 on our borrowers, we granted eligible loan deferrals on 196 existing loans with outstanding balances of $190.9 million (at the time payment deferral was requested) under the Coronavirus Aid, Relief and Economic Security (the “CARES Act”). Generally, these deferrals included the deferral of principal and interest payments for a period of three months, although interest income continued to accrue. As of December 31, 2022, we had no loan on deferral under the CARES Act.

Investment Activities

We have legal authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies and of state and municipal governments, municipal securities, deposits at the Federal Home Loan Bank of New York and certificates of deposit of federally insured institutions.

At December 31, 2022, our investment portfolio consisted primarily of mutual funds, residential mortgage-backed securities issued by Fannie Mae, Freddie Mac, and Ginnie Mae with stated final maturities of 10 years or more, and municipal securities with maturities of three years or more.

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

Borrowings.  We may utilize advances from the Federal Home Loan Bank of New York to supplement our supply of lendable funds and to meet deposit withdrawal requirements. The Federal Home Loan Bank functions as a central reserve bank providing credit for member financial institutions. As a member, we are required to own capital stock in the Federal Home Loan Bank of New York and are authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally securities that are obligations of, or guaranteed by, the United States), provided certain standards related to credit-worthiness have been met. Advances are made under several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the Federal Home Loan Bank’s assessment of the institution’s credit-worthiness. Under its current credit policies, the Federal Home Loan Bank generally limits advances to 25% of a member’s assets, and short-term borrowings of less than one year may not exceed 10% of the institution’s assets. The Federal Home Loan Bank determines specific lines of credit for each member institution. We had approximately $21.0 million of Federal Home Loan Bank advances outstanding at December 31, 2022. At December 31, 2022, we had the ability to borrow an additional $31.5 million from the Federal Home Loan Bank of New York. In addition, as of December 31, 2022, we had $8.0 million of available credit from Atlantic Community Bankers Bank.

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

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted asset above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement began being phased in starting on January 1, 2016 at 0.625% of risk-weighted assets and increased each year until fully implemented at 2.5% on January 1, 2019. At December 31, 2022, the Bank exceeded the fully phased in regulatory requirement for the capital conservation buffer.

The Economic Growth, Regulatory Relief, and Consumer Protection Act enacted in May 2018 required the federal banking agencies, including the FDIC, to establish for banks with assets of less than $10 billion of assets a community bank leverage ratio (the ratio of a bank’s tangible equity capital to average total consolidated assets) of 8 to 10%. A qualifying community bank with capital meeting the specified requirements (including off balance sheet exposures of 25% or less of total assets and trading assets and liabilities of 5% or less of total assets) and electing to follow the alternative framework is considered to meet all applicable regulatory capital requirements including the risk-based requirements. The community bank leverage ratio was established at 9%, effective January 1, 2021. A qualifying bank may opt in and out of the community bank leverage ratio framework on its quarterly call report. A bank that ceases to meet any qualifying criteria is provided with a two-quarter grace period to comply with the community bank leverage ratio requirements or the general capital regulations by the federal regulators. As of December 31, 2022, the Bank had not elected the community bank leverage ratio alternative reporting framework.

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

The FDIC has adopted regulations to implement the prompt corrective action legislation. An institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a leverage ratio of 5.0% or greater and a common equity Tier 1 ratio of 6.5% or greater. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, a leverage ratio of 4.0% or greater and a common equity Tier 1 ratio of 4.5% or greater. An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a leverage ratio of less than 4.0% or a common equity Tier 1 ratio of less than 4.5%. An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a leverage ratio of less than 3.0% or a common equity Tier 1 ratio of less than 3.0%. An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0%. As of December 31, 2022, the Bank was a “well capitalized” institution under FDIC regulations.

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

Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. At December 31, 2022, the Bank had a maximum borrowing capacity from the Federal Home Loan Bank of New York of $52.5 million comprising of $31.5 million in available borrowings and $21.0 million in outstanding borrowings. The Bank, as a member of the Federal Home Loan Bank of New York, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank. The Bank was in compliance with requirements for the Federal Home Loan Bank of New York with an investment of $1.2 million at December 31, 2022.

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

Personnel

At December 31, 2022, we had 134 full-time employees and five part-time employees, none of whom are represented by a collective bargaining unit. We believe our relationship with our employees is good.

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

Executive Officers

Our executive officers are elected annually by the board of directors and serve at the board’s discretion. The following individuals currently serve as our executive officers:

Name	Position
Kenneth A. Martinek	Chairman and Chief Executive Officer
Jose M. Collazo	President and Chief Operating Officer
Donald S. Hom	Executive Vice President and Chief Financial Officer

Below is information regarding our executive officer who is not also a director. Mr. Hom has held his current position for the period indicated below. Age presented is as of December 31, 2022.

Donald S. Hom joined the Company and the Bank in 2007, serving as Chief Financial Officer since 2013. Prior to joining the Company and the Bank, Mr. Hom served for 23 years as a bank examiner and financial analyst for a Federal banking regulatory agency and six years as the chief executive officer of a New Jersey community bank. Age 68.

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

In recent years, we have shifted our loan originations to focus primarily on construction loans, while continuing to originate a limited number of commercial and industrial loans, multifamily, mixed-use and non-residential real estate loans. We expect this focus to continue given the needs of the communities we serve in the New York Metropolitan Area. Our construction loan portfolio has increased to $930.6 million, net of loans-in-process of $637.4 million, or 76.4% of total loans, at December 31, 2022 from $251.0 million, net of loans-in-process of $145.8 million, or 39.8% of total loans, at December 31, 2016. As a result, our credit risk profile may be higher than traditional community banks that have higher concentrations of one- to four-family residential loans and other real estate-based loans.

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

At December 31, 2022, $170.6 million, or 14.0%, of our loan portfolio consisted of multifamily, mixed-use and non-residential real estate loans. As a result, our credit risk profile is generally higher than traditional thrift institutions that have higher concentrations of one- to four-family residential loans.

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

Further, if we foreclose on a multifamily, mixed-use or non-residential real estate loan, our holding period for the collateral may be longer than for one- to four-family residential mortgage loans because there may be fewer potential purchasers of the collateral, which can result in substantial holding costs. In addition, vacancies, deferred maintenance, repairs and market stigma can result in prospective buyers expecting sale price concessions to offset their real or perceived economic losses for the time it takes them to return the property to profitability.

Imposition of limits by the bank regulators on construction and multifamily, mixed-use and nonresidential real estate lending activities could curtail our growth and adversely affect our earnings.

In 2006, the Office of the Comptroller of the Currency, the FDIC and the Board of Governors of the Federal Reserve System (collectively, the “Agencies”) issued joint guidance entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” (the “CRE Guidance”). Although the CRE Guidance did not establish specific lending limits, it provides that a bank’s commercial real estate lending exposure could receive increased supervisory scrutiny where total non-owner-occupied commercial real estate loans, including loans secured by apartment buildings, investor commercial real estate, and construction and land loans, represent 300% or more of an institution’s total risk-based capital, and the outstanding balance of the commercial real estate loan portfolio has increased by 50% or more during the preceding 36 months. Construction loans represented 417% of the Bank’s total risk-based capital at December 31, 2022, and our multifamily, mixed-use and nonresidential real estate loan portfolio represented 77% of the Bank’s total risk-based capital on that same date.

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

At December 31, 2022, $110.1 million, or 9.0%, of our loan portfolio consisted of commercial and industrial loans. Commercial and industrial loans generally expose a lender to a greater risk of loss than one- to four-family residential loans. Repayment of commercial and industrial loans generally is dependent, in large part, on sufficient income from the business to cover operating expenses and debt service. The offering will allow us to increase our loans-to-one borrower limit, which may result in larger loans being originated. In addition, to the extent that borrowers have more than one commercial loan outstanding, an adverse development with respect to one loan or one credit relationship could expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential real estate loan.

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

At December 31, 2022, $852.7 million, or 91.6% of our construction loan portfolio and 70.1% of our loan portfolio, represented loans made in high absorption areas of these five counties of New York. This may make us vulnerable to a downturn in the local economy and real estate markets and to a decrease in new construction in these counties. Adverse conditions in the local economy such as unemployment, recession, a catastrophic event or other factors beyond our control could impact the ability of our borrowers to repay their loans, which could impact our net interest income. Decreases in local real estate values caused by economic conditions, changes in tax laws or other events could adversely affect the value of the property used as collateral for our loans, which could cause us to realize a loss in the event of a foreclosure. Further, deterioration in local economic conditions could necessitate an increase in our provision for loan losses and a resulting reduction to our earnings and capital.

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

Among other sources of funds, we rely on brokered deposits as well as military deposits and deposits obtained from listing services to provide funds with which to make loans and provide other liquidity needed. At December 31, 2022, brokered deposits, military deposits and deposits obtained through listing services totaled $150.0 million, or 13.4% of total deposits, of which brokered deposits represents $114.2 million or 10.2% of total deposits.

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

In March 2022, the SEC published a new set of proposed cybersecurity disclosure rules for public companies, such as the Company, which would significantly increase SEC scrutiny of public companies’ cybersecurity-related business activities, decision-making processes, and the Board’s new role in overseeing cybersecurity. Under the new rules, companies will be required to develop and maintain reasonable cybersecurity practices, describe those practices in public filings, explain how their senior leadership oversee those programs effectively, and report cybersecurity incidents in a way that provides appropriate information to shareholders. The comment period for the proposed rules ended on May 9, 2022, with hundreds of comments submitted, and it is unclear when the rules will be finalized or effective and to what extent the final rules will change from the proposed rules published in March 2022.

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

The COVID-19 pandemic adversely affected, and could continue to adversely affect, our business, financial condition, and results of operations.

The COVID-19 pandemic created a global public-health crisis that resulted in challenging economic conditions for households and businesses and negatively affected our business and the communities in which we operate. While many areas of consumer spending have rebounded since the initial onset of the COVID-19 pandemic, there remains uncertainty surrounding the future economic conditions that will emerge in the years following the COVID-19 pandemic. As a result, management is confronted with a significant and unfamiliar degree of uncertainty in estimating the impact of the pandemic on credit quality, revenues and asset values.

The extent to which COVID-19 will continue to negatively affect our business is unknown and will depend on a number of factors, including the overall severity of the disease and of new variants of the virus, the duration of the pandemic, and the ultimate effects of COVID-19, including those described above and those not yet known or knowable, could have a negative effect on the stock price, business prospects, financial condition and results of operations of the Company.

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

ITEM 1B.UNRESOLVED STAFF COMMENTS

None.

ITEM 2.PROPERTIES

At December 31, 2022, we conducted business through our administrative headquarters located in White Plains, New York and through our eleven branch offices located in Bronx, New York, Rockland, Orange, and Sullivan Counties in New York and Essex, Middlesex, and Norfolk Counties in Massachusetts and three loan production offices located in White Plains and New City, New York and Danvers, Massachusetts. We also have a wealth management office in Westport, Connecticut. At December 31, 2022, we leased six of our offices, and the total net book value of our land, buildings, furniture, fixtures and equipment was $26.1 million.

ITEM 3.LEGAL PROCEEDINGS

From time to time, the Company and the Bank are involved in routine legal proceedings in the ordinary course of business. At December 31, 2022, such routine legal proceedings, in the aggregate, are believed by management to be immaterial to our financial condition, results of operations and cash flows.

ITEM 4.MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The common stock of the Company is traded on the Nasdaq Capital Market under the ticker symbol “NECB.”

Holders

The number of shareholders of record of the Company at March 30, 2023 was 321.

Dividends

The Company has historically paid a quarterly cash dividend to stockholders. During the year ended December 31, 2022, the Company paid regular quarterly cash dividends of $0.06 per share. As previously disclosed, the Company’s Board of Directors also declared a one-time special cash dividend of $0.18 per share, which was paid on May 31, 2022, to shareholders of record at the close of business on May 16, 2022.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information regarding outstanding options and shares outstanding under the Company’s previously disclosed 2022 Equity Incentive Plan at December 31, 2022:

	(a)	(b)	(c)
Numbers of Securities
Remaining Available
for Future Issuance
	Numbers of Securities to	Weighted-Average	Under Equity
	be Issued Upon Exercise	Exercise Price of	Compensation Plans
	of Outstanding Options,	Outstanding Options,	(Excluding Securities
Period	Warrants and Rights	Warrants and Rights	Reflected in Column (a))
Equity compensation plan approved by security holders	978,408	$13.67	98,311
Equity compensation plan not approved by security holders	-	-	-
Total	978,408		98,311

Share Repurchases

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

The following table provides information on repurchases by the Company of its common stock under the Company’s stock repurchase program during the three months ended December 31, 2022:

			Total Number of Shares	Maximum Number of
			Purchased as Part of	Shares that May Yet Be
	Total Number of	Average Price Paid	Publicly Announced	Purchased Under the
Period	Shares Purchased	Per Share	Plans or Programs	Plans or Programs
October 1 - 31, 2022	63,004	$12.80	63,004	1,324,502
November 1 - 30, 2022	116,300	14.01	116,300	1,208,202
December 1 - 31, 2022	250,927	14.64	250,927	957,275
Total	430,231		430,231

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

At December 31, 2022, $852.7 million, or 70.1%, of our total loan portfolio, net of loans in process, consisted of construction loans primarily located in high demand and high absorption areas in the New York Metropolitan Area. There continues to be a significant need for construction financing within the high absorption, homogeneous communities served by the Bank and we intend to continue to support the growth of these communities through the financing of condominium and apartment construction loans within the communities.

Maintaining strong asset quality and managing credit risk.

Strong asset quality is a key to the long-term financial success of any financial institution. We have been successful in maintaining strong asset quality in recent years. Our ratio of non-performing assets to total assets was 0.10%, 0.16%, and 0.58% at December 31, 2022, 2021 and 2020, respectively. We attribute this credit quality to a conservative credit culture and an effective credit risk management environment. We have an experienced team of credit professionals, well-defined and implemented credit policies and procedures, what we believe to be conservative loan underwriting criteria, and active credit monitoring policies and procedures. Our senior management team also spends substantial time conducting construction site visits and visiting regularly with community leaders and borrowers in our high absorption communities, which enables us to understand the needs of our communities and to stay informed as to matters affecting those communities.

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

As the communities we serve continue to grow and expand into new areas, we believe there will be branch expansion opportunities within our market area and in the newly developing communities expanding outward from existing high absorption, homogeneous communities where our branches are currently located. To this end, we opened a new branch office in Sullivan County, New York during the year ended December 31, 2022. We intend to explore additional opportunities as they arise to expand our branch network.

Expanding our employee base, infrastructure and technology, as necessary, to support future growth.

We have already made significant investments in our infrastructure, technology and employee base to support the growth in our construction portfolio and the increased compliance responsibilities due to such growth, including experienced Bank Secrecy Act professionals. The additional capital raised in the 2021 second-step conversion offering provided us with additional resources to attract and retain the necessary talent and continue to enhance our infrastructure and technology to support our growth following the conversion.

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

Based on management’s comprehensive analysis of the loan portfolio, management believes the allowance for loan losses is appropriate as of December 31, 2022.

Balance Sheet Analysis

General

Total assets increased by $200.0 million, or 16.3%, to $1.4 billion at December 31, 2022, from $1.2 billion at December 31, 2021. The increase in assets was primarily due to increases in net loans of $244.1 million, investment securities held-to-maturity of $8.5 million, accrued interest receivable of $4.3 million, and premises and equipment of $2.2 million, partially offset by decrease in cash and cash equivalents of $57.0 million and investment in equity securities of $1.9 million.

Cash and cash equivalents decreased by $57.0 million, or 37.4%, to $95.3 million at December 31, 2022 from $152.3 million at December 31, 2021. The decrease in cash and cash equivalents was a result of cash being deployed to fund an increase in net loans of $245.1 million, an increase in securities held-to-maturity of $8.5 million, an increase in property and equipment of $2.2 million due primarily to the purchase of property and equipment for a new branch office, and a reduction in FHLB advances of $7.0 million.

Equity securities decreased by $1.9 million, or 9.5%, to $18.0 million at December 31, 2022 from $19.9 million at December 31, 2021. The decrease in equity securities was attributable to market depreciation of $1.9 million as market interest rates increased during the year ended December 31, 2022.

Securities held-to-maturity increased by $8.5 million, or 47.6%, to $26.4 million at December 31, 2022 from $17.9 million at December 31, 2021 due primarily to the purchases of securities, partially offset by maturities and pay-downs.

Loans, net of the allowance for loan losses, increased by $244.1 million, or 25.2%, to $1.2 billion at December 31, 2022 from $968.1 million at December 31, 2021. The increase in loans, net of the allowance for loan losses, was primarily due to loan originations of $700.1 million during the year ended December 31, 2022, consisting primarily of $580.7 million in construction loans with respect to which approximately 31.3% of the funds were disbursed at loan closings, with the remaining funds to be disbursed over the terms of the construction loans.

Loan originations resulted in a net increase of $246.8 million in construction loans, $39.0 million in multi-family loans, and $277,000 in consumer loans. The increase in our loan portfolio was partially offset by decreases in non-residential loans of $24.7 million, commercial and industrial loans of $8.3 million, mixed-use loans of $6.8 million, and residential loans of $1.7 million, coupled with normal pay-downs and principal reductions.

Premises and equipment increased by $2.2 million, or 9.0%, to $26.1 million at December 31, 2022 from $23.9 million at December 31, 2021 due to the acquisition of property and equipment for a new branch site located in Bloomingburg, New York.

Investments in Federal Home Loan Bank stock decreased by $331,000, or 21.1%, to $1.2 million at December 31, 2022 from $1.6 million at December 31, 2021 due primarily to a reduction in mandatory Federal Home Loan Bank stock in connection with the maturity of $7.0 million in advances during the quarter ended March 31, 2022.

Accrued interest receivable increased by $4.3 million, or 100.7%, to $8.6 million at December 31, 2022 from $4.3 million at December 31, 2021 due to an increase in the loan portfolio and seven interest rate increases in 2022 that resulted in an increase in the interest rates on loans in our construction loan portfolio.

Foreclosed real estate decreased by $540,000, or 27.1%, to $1.5 million at December 31, 2022 from $2.0 million at December 31, 2021 due to a write down on the fair market value of the property because the increase in interest rates caused an increase in the capitalization rate thereby resulting in a reduction in the calculated fair market value of the property.

Right of use assets — operating decreased by $252,000, or 9.8%, to $2.3 million at December 31, 2022 from $2.6 million at December 31, 2021, primarily due to amortization.

Other assets increased by $655,000, or 14.0%, to $5.3 million at December 31, 2022 from $4.7 million at December 31, 2021 due to increases in suspense accounts of $641,000, tax assets of $24,000, and prepaid expense of $12,000, partially offset by decreases in securities and principal receivables of $19,000 and miscellaneous assets of $2,000.

Total deposits increased by $194.8 million, or 21.0%, to $1.1 billion at December 31, 2022 from $927.2 million at December 31, 2021. The increase was primarily due to increases in certificates of deposit of $90.7 million, or 31.0%, savings account balances of $88.9 million, or 48.1%, and non-interest bearing demand deposits of $45.4 million, or 13.7%. These increases were partially offset by a decrease in NOW/money market accounts of $30.3 million, or 25.6%, from December 31, 2021 to December 31, 2022.

Federal Home Loan Bank advances decreased by $7.0 million, or 25.0%, to $21.0 million at December 31, 2022 from $28.0 million at December 31, 2021 due to maturity of borrowings.

Advance payments by borrowers for taxes and insurance increased by $485,000, or 25.7%, to $2.4 million at December 31, 2022 from $1.9 million at December 31, 2021 due primarily to the accumulation of tax payments from borrowers.

Lease liability – operating decreased by $241,000, or 9.3%, to $2.4 million at December 31, 2022 from $2.6 million at December 31, 2021, primarily due to amortization.

Accounts payable and accrued expenses increased by $1.2 million, or 9.0%, to $14.8 million at December 31, 2022 from $13.5 million at December 31, 2021 due primarily to an increase in accrued bonus expense of $1.1 million for employees.

Stockholders’ equity increased by $10.6 million, or 4.2% to $262.0 million at December 31, 2022, from $251.4 million at December 31, 2021. The increase in stockholders’ equity was due to net income of $24.8 million for the year ended December 31, 2022, a reduction of $869,000 in unearned employee stock ownership plan shares coupled with an increase of $206,000 in earned employee stock ownership plan shares, $295,000 in other comprehensive income, and $208,000 in the amortization of restricted stock and stock options awarded in connection with the Company’s 2022 Equity Incentive Plan, partially offset by stock repurchases totaling $9.3 million and dividends paid and declared of $6.5 million.

Loans

Our loan portfolio consists primarily of construction loans, commercial and industrial loans, multifamily and mixed-use residential real estate loans and non-residential real estate loans. We also have a limited amount of one- to four-family residential real estate loans, which we no longer originate, and consumer loans, which we originate on a very limited basis.

The following table shows the loan portfolio at the dates indicated:

	2022		2021
	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Residential real estate loans:
One- to four-family	$5,467	0.45	$7,189	0.74%
Multifamily	123,385	10.14	84,425	8.68
Mixed-use	21,902	1.80	28,744	2.95
Total residential real estate loans	150,754	12.39	120,358	12.37
Non-residential real estate loans	25,324	2.08	50,016	5.14
Construction loans	930,628	76.45	683,830	70.29
Commercial and industrial loans	110,069	9.04	118,378	12.17
Consumer loans	546	0.04	269	0.03
Total loans	1,217,321	100.00%	972,851	100.00%
Allowance for losses	(5,474)		(5,242)
Deferred loan costs, net	372		484
Loans, net	$1,212,219		$968,093

Loan Maturity.  The following table sets forth certain information at December 31, 2022 regarding the dollar amount of loan principal repayments becoming due during the periods indicated. The tables do not include any estimate of prepayments which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

				Non-
	One- to			Residential		Commercial
	Four-	Multi-	Mixed-	Real		and		Total
December 31, 2022	Family	Family	Use	Estate	Construction	Industrial	Consumer	Loans

	(Dollars in thousands)
Amounts due in:
One year or less	$—	$7,487	$2,207	$4,452	$500,530	$70,203	$544	$585,423
More than 1-5 years	1,814	24,387	8,329	13,906	409,428	34,577	2	492,443
More than 5-15 years	314	87,012	10,920	6,841	20,670	5,289	—	131,046
More than 15 years	3,339	4,499	446	125	—	—	—	8,409
Total	$5,467	$123,385	$21,902	$25,324	$930,628	$110,069	$546	$1,217,321

The following table sets forth all loans at December 31, 2022 that are due after December 31, 2022 and have either fixed interest rates or floating or adjustable interest rates:

		Floating or	Total at
	Fixed Rates	Adjustable Rates	December 31, 2022

	(Dollars in thousands)
Residential real estate loans:
One- to four-family	$3,278	$2,190	$5,468
Multifamily	57,616	58,282	115,898
Mixed-use	2,534	17,161	19,695
Non-residential real estate loans	4,878	15,995	20,873
Construction loans	12,469	417,628	430,097
Commercial and industrial loans	13,605	26,260	39,865
Consumer loans	2	—	2
Total	$94,382	$537,516	$631,898

Securities

Our investment portfolio consists primarily of mutual funds, residential mortgage-backed securities issued by Fannie Mae, Freddie Mac, and Ginnie Mae primarily with stated final maturities of 10 years or more, and municipal securities with maturities of one year or more.

The following table sets forth the stated maturities and weighted average yields of investment securities at December 31, 2022. Weighted average yields on tax-exempt securities are presented on a tax equivalent basis using a combined federal and state marginal rate of 24.9%. Certain securities have adjustable interest rates and will reprice monthly, quarterly, semi-annually or annually within the various maturity ranges. Equity securities are not included in the table based on lack of a maturity date. The table presents contractual maturities for mortgage-backed securities and does not reflect repricing or the effect of prepayments.

			Due after One but within		Due after Five but within
	Due within One Year		Five Years		Ten Years		Due after Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average
December 31, 2022	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield

	(Dollars in thousands)
Securities available-for-sale:
Mortgage-backed securities	$—	—%	$1	2.92%	$—	—%	$—	—%	$1	2.92%
Total available-for-sale	$—	—%	$1	2.92%	$—	—%	$—	—%	$1	2.92%
Securities held-to-maturity:
Mortgage-backed securities	$—	—%	$11	3.77%	$1,402	1.86%	$2,379	1.83%	$3,792	1.85%
U.S. agency collateralized mortgage obligations		—	—	—	—	—	3,043	1.55	3,043	1.55
U.S. Treasury securities	10,014	2.25	—	—	—	—	—	—	10,014	2.25
Municipal bonds	549	1.36	1,597	1.43	1,665	1.45	5,735	1.45	9,546	1.44
Total held-to-maturity	$10,563	2.20%	$1,608	1.45%	$3,067	1.64%	$11,157	1.56%	$26,395	1.82%
Total investment securities	$10,563	2.20%	$1,609	1.45%	$3,067	1.64%	$11,157	1.56%	$26,396	1.82%

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

	At December 31,
	2022			2021
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Percent	Rate	Balance	Percent	Rate

	(Dollars in thousands)
Demand deposits:
Non-interest bearing	$355,118	36.31%	—	$260,529	32.52%	—
NOW and money market	108,077	11.05%	0.95%	114,940	14.35%	0.53%
Total	463,195	47.36%	0.18%	375,469	46.87%	0.14%
Savings accounts	228,811	23.40%	2.68%	108,877	13.59%	0.63%
Certificates of deposit	285,991	29.24%	2.52%	316,690	39.54%	0.97%
Total	$977,997	100.00%	1.59%	$801,036	100.00%	0.50%

As of December 31, 2022 and 2021, the aggregate amount of uninsured deposits (deposits in amounts greater than or equal to $250,000, which is the maximum amount for federal deposit insurance) was $672.8 million and $548.2 million, respectively. In addition, as of December 31, 2022, the aggregate amount of all our uninsured certificates of deposit was $205.8 million. We have no deposits that are uninsured for any reason other than being in excess of the maximum amount for federal deposit insurance. The following table sets forth the portion of the Bank’s certificates of deposit, by account, that are in excess of the FDIC insurance limit, by remaining time until maturity, as of December 31, 2022:

At
December 31, 2022
(In thousands)
Maturity Period:
Three months or less	$9,613
Over three through six months	50,700
Over six through twelve months	69,464
Over twelve months	76,068
Total	$205,845

Average Balance Sheets

The following tables set forth average balance sheets, average yields and costs, and certain other information for the years indicated. No tax-equivalent yield adjustments have been made, as the effects would be immaterial. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances. The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense. Deferred loan fees totaled $372,000 and $484,000 for the years ended December 31, 2022 and 2021, respectively. Loan balances exclude loans held for sale.

	Year Ended December 31,
	2022			2021
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$1,054,577	$69,992	6.64%	$866,518	$47,898	5.53%
Securities	42,771	681	1.59	23,026	320	1.39
Federal Home Loan Bank stock	1,299	69	5.31	1,576	71	4.51
Other interest-earning assets	101,999	1,260	1.24	91,999	115	0.13
Total interest-earning assets	1,200,646	72,002	6.00	983,119	48,404	4.92
Allowance for Loan Losses	(5,387)			(5,154)
Noninterest-earning assets	79,835			72,855
Total assets	$1,275,094			$1,050,820

Interest-bearing liabilities:
Interest-bearing demand deposits	$108,077	$918	0.85%	$114,940	$696	0.61%
Savings and club accounts	228,811	2,688	1.17	108,877	328	0.30
Certificates of deposit	285,991	3,938	1.38	316,690	3,335	1.05
Interest-bearing deposits	622,879	7,544	1.21	540,507	4,359	0.81
Federal Home Loan Bank advances and other	22,247	583	2.62	28,000	742	2.65
Total interest-bearing liabilities	645,126	$8,127	1.26	568,507	$5,101	0.90
Noninterest-bearing demand deposits	355,118			260,529
Other noninterest-bearing liabilities	16,137			24,310
Total liabilities	1,016,381			853,346
Total shareholders’ equity	258,713			197,474
Total liabilities and shareholders’ equity	$1,275,094			$1,050,820
Net interest income		$63,875			$43,303
Net interest rate spread (1)			4.74%			4.02%
Net interest margin (3)			5.32%			4.40%
Net interest-earning assets (2)	$555,520			$414,612
Average interest-earning assets to interest-bearing liabilities	186.11%			172.93%
(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Year Ended 12/31/2022
	Compared to
	Year Ended 12/31/2021
	Increase (Decrease)
	Due to
	Volume	Rate	Total

	(Dollars in thousands)
Interest income:
Loans receivable	$11,479	$10,615	$22,094
Securities	309	52	361
Federal Home Loan Bank stock	(14)	12	(2)
Other interest-earning assets	14	1,131	1,145
Total	$11,788	$11,810	$23,598
Interest expense:
Interest bearing demand deposit	$(44)	$266	$222
Savings accounts	650	1,710	2,360
Certificates of deposits	(347)	950	603
Borrowed money	(151)	(8)	(159)
Total	108	2,918	3,026
Net change in net interest income	$11,680	$8,892	$20,572

Results of Operations for the Years Ended December 31, 2022 and 2021

Financial Highlights

Net income for the year ended December 31, 2022 was $24.8 million compared to net income of $11.9 million for the year ended December 31, 2021. Net income for the year ended December 31, 2022 was greater than the year ended December 31, 2021 primarily due to an increase in net interest income and a decrease in provision for loan losses expense, partially offset by a decrease in non-interest income, an increase in non-interest expenses, and an increase in income tax expense.

Summary Income Statements

The following table sets forth the income summary for the periods indicated:

	Year Ended December 31,
			Change Fiscal 2022/2021
	2022	2021	$	%

	(Dollars in thousands)
Net interest income	$63,875	$43,303	$20,572	11.03%
Provision for loan losses	439	3,610	(3,171)	343.49%
Non-interest income	1,683	2,354	(671)	(6.33)%
Non-interest expenses	30,690	26,473	4,217	5.52%
Income tax expense	9,586	3,669	5,917	11.79%
Net income	$24,843	$11,905	$12,938	(3.44)%
Return on average assets	1.95%	1.13%
Return on average equity	9.60%	6.03%

Net Interest Income

Net interest income totaled $63.9 million for the year ended December 31, 2022, as compared to $43.3 million for the year ended December 31, 2021. The increase in net interest income of $20.6 million, or 47.5%, was primarily due to an increase in interest income that exceeded an increase in interest expense in a manner consistent with the increase in interest rates attributable to the Federal Reserve’s rate increases during the year ended December 31, 2022. In this regard, our yield on interest earning assets increased much greater than our cost of interest bearing liabilities as our yield on interest earning assets repriced faster due to higher rates than our cost of interest bearing liabilities.

The increase in net interest income was also due to increases in loans and investment securities, partially offset by decreases in interest-bearing deposits at other financial institutions and Federal Home Loan Bank stock as we continued to grow the Company by leveraging the proceeds raised in our July 2021 second-step conversion.

Interest and dividend income increased by $23.6 million, or 48.8%, due to an increase in the yield on interest earning assets by 107 basis points from 4.92% for the year ended December 31, 2021 to 6.00% for the year ended December 31, 2022 and an increase in the average interest earning assets of $217.5 million, or 22.1%, from $983.1 million for the year ended December 31, 2021 to $1.2 billion for the year ended December 31, 2022.

Interest expense increased by $3.0 million, or 59.3%, due to an increase in average interest bearing liabilities of $76.6 million, or 13.5%, from $568.5 million for the year ended December 31, 2021 to $645.1 million for the year ended December 31, 2022 and an increase in the cost of interest bearing liabilities by 36 basis points from 0.90% for the year ended December 31, 2021 to 1.26% for the year ended December 31, 2022.

The increase in the cost of interest bearing liabilities was also partially due to a shift to savings accounts from interest bearing certificates of deposits and interest bearing demand deposits as the average balances of savings accounts increased by $119.9 million, or 110.2%, from $108.9 million for the year ended December 31, 2021 to $228.8 million for the year ended December 31, 2022. During the same time period, the average balances of interest bearing certificates of deposits decreased by $30.7 million, or 9.7%, from $316.7 million for the year ended December 31, 2021 to $286.0 million for the year ended December 31, 2022 and the average balances of interest bearing demand deposits decreased by $6.9 million, or 6.0%, from $114.9 million for the year ended December 31, 2021 to $108.1 million for the year ended December 31, 2022. The decrease in the average balances of interest bearing certificates of deposits occurred from January to August 2022 and was partially offset by an increase in the average balances of interest bearing certificates of deposits from September 2022 to December 2022.

In addition, the average balances of our non-interest bearing demand deposits increased by $94.6 million, or 36.3%, from $260.5 million for the year ended December 31, 2021 to $355.1 million for the year ended December 31, 2022. Net interest margin increased by 92 basis points, or 20.8%, during the year ended December 31, 2022 to 5.32% compared to 4.40% at December 31, 2021.

Provision for Loan Losses.  A provision for loan losses of $439,000 was recorded for the year ended December 31, 2022 as compared to $3.6 million for the year ended December 31, 2021. The provision for loan losses during 2022 was primarily attributable to charge-offs totaling $426,000 comprising of a $328,000 charge-off against one construction project in connection with the sale to a third party of the project’s two non-performing loans precipitated by legal action between the two partners/borrowers in the project, an $86,000 charge-off against two mixed-used loans to a borrower in connection with the sale of the two performing troubled debt restructured loans to a third party, and a $34,000 charge-off against various unpaid overdrafts in our demand deposit accounts.

The provision for loan losses recorded for the year ended December 31, 2021 was primarily attributable to the charge-off of the previously disclosed non-residential bridge loan with a balance of $3.6 million secured by commercial real estate located in Greenwich, Connecticut. The loan is secured by commercial real estate located in Greenwich, Connecticut and guaranteed by the two borrowers. The loan originated in 2016 as a two-year bridge loan and, upon the borrower’s failure to satisfy the loan at the maturity date, the loan was accelerated and a foreclosure action was instituted. Although the loan was fully charged-off, the loan remains in foreclosure and management and the borrower negotiated a standstill agreement which allows the borrowers to retain, at their own expense, the zoning and planning consultants necessary to obtain re-approvals from the town to proceed with the original planned residential condominium development. The Company intends to aggressively seek recovery of all amounts due from the personal guarantors of the loan. If successful against the guarantors, any recovery received would be added back to the allowance for loan losses and an analysis will be performed at that time to determine the appropriateness of the recovery into income. There has been no change in the status of the recovery action during the fourth quarter ended December 31, 2022.

We also charged-off $23,000 during the year ended December 31, 2021 against various unpaid overdrafts in our demand deposit accounts.

We recorded recoveries of $242,000 during the year ended December 31, 2022 comprised of recoveries of $146,000 regarding a previously charged-off multi-family property, $53,000 regarding a previously charged-off non-residential property, and $43,000 regarding a previously charged-off mixed-use property. We recorded recoveries of $160,000 during the year ended December 31, 2021 comprised primarily of recoveries of $150,000 regarding a previously charged-off multi-family property.

Based on a review of the loans that were in our loan portfolio at December 31, 2022, management believes that the allowance is maintained at a level that represents its best estimate of inherent losses in the loan portfolio that were both probable and reasonably estimable.

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

Non-Interest Income

The following table sets forth a summary of non-interest income for the periods indicated:

	Year Ended December 31,
	2022	2021

	(Dollars in thousands)
Other loan fees and service charges	$1,994	$1,568
Gain on disposition of equipment	98	7
Earnings on bank-owned life insurance	604	600
Investment advisory fees	474	514
Realized and unrealized loss on equity securities	(1,573)	(389)
Other	86	54
Total	$1,683	$2,354

The decrease in total non-interest income was primarily due to an unrealized loss of $1.9 million in our equity securities, partially offset by a one-time capital gains distribution of $329,000 from our equity securities resulting in a net unrealized loss on equity securities of $1.6 million in 2022 compared to an unrealized loss of $389,000 in 2021. The net unrealized loss of $1.6 million on equity securities during the 2022 period was due to a rising interest rate environment and the Federal Reserve’s interest rate increases during the year ended December 31, 2022.

The decrease in total non-interest income was also due to a decrease of $40,000 in investment advisory fees, partially offset by an increase of $426,000 in other loan fees and service charges, an increase of $91,000 on gain from the sale of fixed assets, an increase of $31,000 in other non-interest income, and an increase of $5,000 in bank-owned life insurance income.

The decrease in investment advisory fees was due to a decrease in assets under management of Harbor West and a decrease in commission income from Harbor West due to market conditions.

The increase in other loan fees and service charges was due to increases of $375,000 in loan servicing fees and $194,000 in ATM and debit card usage fees, partially offset by decreases of $139,000 in loan fees and $3,000 in deposit accounts fees.

Non-Interest Expense

The following table sets forth an analysis of non-interest expense for the periods indicated:

	Year Ended December 31,
	2022	2021

	(Dollars in thousands)
Salaries and employee benefits	$15,549	$14,996
Occupancy expense	2,428	2,115
Equipment	1,107	993
Outside data processing	1,886	1,652
Advertising	299	139
Impairment loss on goodwill	451	—
Real estate owned expense	623	93
Other	8,347	6,485
Total	$30,690	$26,473

Non-interest expense increased by $4.2 million, or 15.9%, to $30.7 million for the year ended December 31, 2022 from $26.5 million for the year ended December 31, 2021. The increase resulted primarily from increases of $1.9 million in other operating expense, $553,000 in salaries and employee benefits, $530,000 in real estate owned expense, $451,000 in goodwill impairment loss, $313,000 in occupancy expense, $234,000 in outside data processing expense, $160,000 in advertising expense, and $114,000 in equipment expense.

Other non-interest expense increased by $1.9 million, or 28.7%, to $8.3 million in 2022 from $6.5 million in 2021 due mainly to increases of $880,000 in miscellaneous other non-interest expense, $534,000 in legal fees, $178,000 in service contracts expense, $135,000 in directors compensation, $69,000 in insurance expense, $68,000 in audit and accounting fees, $65,000 in recruitment expenses related to the hiring of additional personnel, $33,000 in telephone expense, and $8,000 in office supplies, partially offset by decreases of $94,000 in consulting services and $14,000 in directors, officers and employee expense.

The increase of $880,000 in miscellaneous other non-interest expense was due to increases of $473,000 in FDIC insurance premiums and New York State regulatory assessments, $156,000 in public company expense, $129,000 in dues and subscriptions, and $111,000 in miscellaneous charge-offs and various over and short in branch operations.

Salaries and employee benefits increased by $553,000, or 3.7%, to $15.5 million in 2022 from $15.0 million in 2021. The increase was due to an increase in bonuses paid to employees and loan production personnel and an increase in the number of full-time equivalent employees to 137 as of December 31, 2022 from 131 as of December 31, 2021. The increase in bonuses paid to employees and loan production personnel was due to the strong earnings and an increase in the loan portfolio in 2022. The increase in full-time equivalent employees was due to our efforts to expand our operations.

Occupancy expense increased by $313,000, or 14.8%, to $2.4 million in 2022 from $2.1 million in 2021 primarily as a result of the cost of operating an additional branch office to accommodate our expansion. Equipment expense increased by $114,000, or 11.5%, to $1.1 million in 2022 from $993,000 in 2021 due to an increase in the purchases of additional equipment with the addition of a new branch office in 2022.

Real estate owned expense increased by $530,000, or 569.9%, to $623,000 in 2022 from $93,000 in 2021 due to the write down of $540,000 in the value of the one foreclosed property in 2022, partially offset by a reduction of
$10,000 in operating expenses to maintain the one real estate owned property in 2022. The write down of $540,000 on the fair market value of a foreclosed property was due to the increase in interest rates resulting in an increase in the capitalization rate thereby reducing the calculated fair market value of the property.

Outside data processing expense increased by $234,000, or 14.2%, to $1.9 million in 2022 from $1.7 million in 2021 due to the cost of operating an additional branch and additional services required in 2022 to enable the company to expand.

There was a goodwill impairment expense of $451,000 in 2022 compared to no goodwill impairment expense in 2021. The goodwill was recorded in connection with the acquisition of Harbor West Financial Planning Wealth Management Group in 2007, which is operated as a division of the Bank. The goodwill impairment in 2022 was caused primarily by the expected decrease in revenue from this division due to a decrease in clients and the resulting decrease in assets under management.

Advertising expense increased by $160,000, or 115.1%, to $299,000 in 2022 from $139,000 in 2021 due mainly to the resumption of advertising and promotional products to promote the opening of an additional branch office.

Income Taxes.  The Company recorded income tax expense of $9.6 million and $3.7 million for the years ended December 31, 2022 and 2021, respectively. For the year ended December 31, 2022, the Company had approximately $740,000 in tax exempt income, compared to approximately $711,000 in tax exempt income for the year ended December 31, 2021. The Company’s effective income tax rates were 27.8% and 23.6% for the years ended December 31, 2022 and 2021, respectively.

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

The following table sets forth information with respect to our non-performing assets at the dates indicated.

	At December 31,
	2022	2021

	(Dollars in thousands)
Total non-accrual loans	$—	$—
Total accruing loans past due 90 days or more	—	—
Total non-performing loans	—	—
Real estate owned	1,456	1,996
Total non-performing assets	$1,456	$5,568
Total non-performing loans to total loans	—%	—%
Total non-performing assets to total assets	0.10%	0.16%

During the year ended December 31, 2022, non-performing assets decreased by $540,000, or 27.1%, to $1.5 million from $2.0 million as of December 31, 2021. The decrease in non-performing assets was primarily due to the previously disclosed write down of $540,000 in the value of the one foreclosed property in 2022. The write down of $540,000 on the fair market value of a foreclosed property was due to the increase in interest rates resulting in an increase in the capitalization rate thereby reducing the calculated fair market value of the property.

We had no non-performing loans at December 31, 2022 and at December 31, 2021. In 2022, we collected no interest income from a loan that was in non-accrual status in 2022 and was charge-off in 2022. In 2021, we collected no interest income from a loan that was in non-accrual status in 2021 and was charge-off in 2021.

From time to time, as part of our loss mitigation strategy, we may renegotiate the loan terms based on the economic or legal reasons related to the borrower’s financial difficulties. There were no new troubled debt restructurings (“TDRs”) during the years ended December 31, 2022 and December 31, 2021. TDRs may be considered to be non-performing and if so are placed on non-accrual, except for those that have established a sufficient performance history (generally a minimum of six consecutive months of performance) under the terms of the restructured loan.

At December 31, 2021, four loans with aggregate balances of $1.6 million were considered TDRs but were performing in accordance with their restructured terms for the requisite period of time to be returned to accrual status. Of the four TDR loans at December 31, 2021, two of the TDR loans totaling $746,000 were to one borrower and secured by the same non-residential property that had a charge-off of $67,000 on one of the loans in prior years. The borrower satisfied these two loans in 2022 as noted in the following paragraph. The remaining two TDR loans with an aggregate balance of $855,000 at December 31, 2022 were to one borrower and secured by two adjacent non-residential properties but were performing in accordance with their restructured terms for the requisite period of time (generally at least six consecutive months) to be returned to accrual status. We subsequently sold these two loans to a third party on January 5, 2023 at a loss of $86,000.

We had two impaired loans at December 31, 2022 totaling $855,000 consisting of the two aforementioned TDR loans that were subsequently sold to a third party in January 2023. We had four impaired loans at December 31, 2021 totaling $1.6 million consisting of the four aforementioned TDR loans whereby two of the impaired TDR loans totaling

$746,000 loans were satisfied in 2022 and the other two impaired TDR loans totaling $855,000 were sold to a third party on January 5, 2023 at a loss of $86,000.

The following table summarizes classified and criticized assets of all portfolio types at the dates indicated:

	At December 31,
	2022	2021

	(In thousands)
Classified loans:
Substandard	$855	$746
Doubtful	—	—
Loss	—	—
Total classified loans	855	746
Special mention	946	—
Total criticized loans	$1,801	$746

On the basis of management’s review of our assets, we had one loan totaling $946,000 classified as special mention at December 31, 2022 compared to no assets classified as special mention at December 31, 2021. In addition, we classified $855,000 as substandard at December 31, 2022 compared to $746,000 at December 31, 2021. There were no assets classified as doubtful or loss at December 31, 2022 or 2021. The loan portfolio is reviewed on a regular basis to determine whether any loans require classification in accordance with applicable regulations. Not all classified assets constitute non-performing assets.

The increase in special mention assets was due to the deterioration of the property securing the only special mention loan as of December 31, 2022. The increase in substandard assets was primarily due to the addition of two performing mixed-use mortgage loans totaling $855,000 that were classified as TDRs and as substandard because we incurred a loss of $83,000 on the sale to a third-party of these two loans on January 5, 2023, partially offset by the satisfaction in 2022 of two performing non-residential mortgage loans totaling $746,000 that were classified as TDRs and impaired loans but has been performing and management decided at classified as substandard at December 31, 2021. For more information, see the discussion of TDR loans included above.

Delinquent Loans

The following table provides information about delinquencies in our loan portfolio at the dates indicated:

	At December 31,
	2022			2021
	Days Past Due			Days Past Due
	30 – 59	60 – 89	90 or more	30 – 59	60 – 89	90 or more

	(In thousands)
Residential real estate loans:
Multi-family	$—	$946	$—	$—	$—	$—
Non-residential real estate loans	—	—	—	—	—	—
Total	$—	$946	$—	$—	$—	$—

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

The allowance is increased through provisions charged against current earnings, and offset by recoveries of previously charged-off loans. Loans which are determined to be uncollectible are charged against the allowance. Management uses available information to recognize probable and reasonably estimable loan losses, but future loss provisions may be necessary based on changing economic conditions. The allowance for loan losses as of December 31, 2022 and 2021 was maintained at a level that represents management’s best estimate of losses inherent in the loan portfolio. In addition, the FDIC and the New York State Department of Financial Services, as an integral part of their examination process, periodically review our allowance for loan losses and could require us to increase our allowance for loan losses.

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

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated:

	At December 31,
	2022			2021
		% of Allowance	% of Loans in		% of Allowance	% of Loans in
		Amount to Total	Category to Total		Amount to Total	Category to Total
	Amount	Allowance	Loans	Amount	Allowance	Loans

	(Dollars in thousands)
Residential real estate loans:
One- to four-family	$11	0.20%	0.45%	$17	0.32%	0.74%
Multifamily	479	8.75	10.14	481	9.18	8.68
Mixed-use	38	0.69	1.73	73	1.39	2.95
Non-residential real estate loans	131	2.39	2.08	381	7.27	5.14
Construction loans	3,835	70.06	75.32	3,143	59.96	70.29
Commercial and industrial	955	17.45	10.24	973	18.56	12.17
Consumer loans	18	0.33	0.04	10	0.19	0.03
Total general allowance	$5,467	99.87%	100.00%	$5,078	96.87%	100.00%
Unallocated	7	0.13	—	164	3	—
Total allowance for loan losses	$5,474	100.00%	100.00%	$5,242	100.00%	100.00%

The following table sets forth an analysis of the activity in the allowance for loan losses for the periods indicated:

	At or For the Year Ended December 31,
	2022	2021

	(Dollars in thousands)

Total loans net of deferred fees	$1,217,693	$973,335
Average loans outstanding	1,054,577	866,518

Allowance at beginning of period	$5,242	$5,088

Net charge-offs:
Residential real estate loans:
One- to four-family	—	—
Multifamily	—	(150)
Mixed-use	(103)	—
Total residential real estate loans	(103)	(150)
Non-residential real estate loans	(53)	3,591
Construction loans	328	—
Commercial and industrial loans	—	—
Consumer loans	35	15
Total net charge-offs	207	3,456

Provision for loan losses	439	3,610
Allowance at end of period	$5,474	$5,242

Average loan outstanding:
Residential real estate loans:
One- to four-family	6,213	5,490
Multifamily	83,907	84,748
Mixed-use	24,333	28,263
Total residential real estate loans	114,453	118,501
Non-residential real estate loans	33,531	52,094
Construction loans	795,340	602,585
Commercial and industrial loans	110,452	93,101
Consumer loans	501	237
Total	1,054,277	866,518

Net charge-offs as a percentage of average loans outstanding
Residential real estate loans:
One- to four-family	—%	—%
Multifamily	—	(0.18)
Mixed-use	(0.42)	—
Total residential real estate loans	(0.09)	(0.13)
Non-residential real estate loans	(0.16)	6.89
Construction loans	0.04	—
Commercial and industrial loans	—	—
Consumer loans	6.99	6.33
Total net charge-offs	0.02%	0.40%

Credit Quality Ratios:
As a percentage of year-end loans, net of unearned income:
Allowance for loan loss	0.45%	0.54%
Nonaccrual loans	—%	—%
Nonperforming loans	—%	—%
Allowance for loan losses to nonaccrual loans	—%	—%
Allowance for loan losses to nonperforming loans	—%	—%

The allowance for loan losses increased by $232,000 to $5.5 million at December 31, 2022 from $5.2 million at December 31, 2021. The increase in the allowances for loan losses was due primarily to provision for loan losses of $439,000, which reflected the charge-off of $449,000 which had an unfavorable impact on the historical loss factors, and increases in the construction loan and consumer loan portfolio, partially offset by decreases in the residential, mixed-use, and non-residential mortgage loan portfolio and the commercial and industrial loan portfolio. The allowance for loan losses was also impacted the reduction of the TDRs in 2022. We had recoveries totaling $241,000 in 2022 and $160,000 in 2021.

The historical loss percentage factor for multifamily, non-residential, and commercial and industrial loans declined while the historical loss percentage factor for mixed-use, construction, and consumer loans increased. The historical loss percentage factor declined because one single charge-off of $152,000 in 2017 for multifamily loans, one single loan charge-off of $125,000 in 2017 for non-residential loans were out of the historical loss look back period, and therefore were not included in the historical loss rate calculation at December 31, 2022. The historical loss percentage factor for commercial and industrial loans decreased due to decreased historical loss as a percentage of total historical loss over the years. The historical loss percentage factor for mixed-use, construction, and consumer loans increased due to loan charge-offs in 2022. Other adjustments in provision for loan loss include movements in the qualitative factors as risks in each respective segment change.

Loans evaluated collectively totaled $1.2 billion at December 31, 2022 compared to $971.2 million at December 31, 2021. Loans evaluated individually totaled $855,000 at December 31, 2022 compared to $1.6 million at December 31, 2021.

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

Our objective is to manage our interest rate risk by determining whether a given movement in interest rates affects our net interest income and the market value of our portfolio equity in a positive or negative way and to execute strategies to maintain interest rate risk within established limits. The results at December 31, 2022 indicate the level of risk within the parameters of our model. Our management believes that the December 31, 2022 results indicate a profile that reflects interest rate risk exposures in both rising and declining rate environments for both net interest income and economic value.

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

If the results produce quantifiable interest rate risk exposure beyond our limits, then the testing will have served as a monitoring mechanism to allow us to initiate asset/liability strategies designed to reduce and therefore mitigate interest rate risk. The table below sets forth an approximation of our interest rate risk exposure. The simulation uses projected repricing of assets and liabilities at December 31, 2022. The income simulation analysis presented represents a one-year impact of the interest scenario assuming a static balance sheet. Various assumptions are made regarding the prepayment speed and optionality of loans, investment securities and deposits, which are based on analysis and market information. The assumptions regarding optionality, such as prepayments of loans and the effective lives and repricing of non-maturity deposit products, are documented periodically through evaluation of current market conditions and historical correlations to our specific asset and liability products under varying interest rate scenarios.

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

The table below sets forth, as of December 31, 2022, the Bank’s net portfolio value, the estimated changes in our net portfolio value and net interest income that would result from the designated instantaneous parallel changes in market interest rates.

	Twelve Month
	Net Interest Income	Net Portfolio Value
	Percent		Percent
Change in Interest Rates (Basis Points)	of Change	Estimated NPV	of Change
+200	19.92%	$314,474	5.00%
+100	9.98	308,494	3.00
0	—	299,513	—
-100	(10.75)%	$287,788	(3.91)%

As of December 31, 2022, based on the scenarios above, net interest income would increase by approximately 9.98% to 19.92%, over a one-year time horizon in a rising interest rate environment. One-year net interest income would decrease by approximately 10.75% in a declining interest rate environment over the same period.

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

Overall, our December 31, 2022 results indicate that we are adequately positioned with an acceptable net interest income and economic value at risk and that all interest rate risk results continue to be within our policy guidelines.

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

Our Cash Liquidity ratio, On Balance Sheet Liquidity ratio, and On Balance Sheet Liquidity & Borrowing Capacity ratio averaged 11.2%, 15.5%, and 19.0%, respectively, for the year ended December 31, 2022 compared to 12.7%, 15.7%, and 21.7%, respectively, for the year ended December 31, 2021. We adjust our liquidity levels to fund deposit outflows, pay real estate taxes on real estate loans, repay our borrowings, and to fund loan commitments. We also adjust liquidity as appropriate to meet asset and liability management objectives. However, during the existing low interest rate environment, we have strategically allowed these metrics to fall below the minimum thresholds at times to provide for the effective management of extension risk and other interest rate risks.

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

Our primary investing activities are the origination of construction loans, commercial and industrial loans, multifamily loans, and to a lesser extent, mixed-use real estate loans and other loans. For the years ended December 31, 2022 and 2021, our loan originations totaled $700.1 million and $727.3 million, respectively. Cash received from the sales, calls, maturities and pay-downs on securities totaled $1.5 million and $4.8 million for the years ended December 31, 2022 and 2021, respectively. We purchased $10.0 million and $25.3 million in securities for the years ended December 31, 2022 and 2021, respectively.

Deposit flows are generally affected by the level of interest rates we offer, the interest rates and products offered by local competitors, and other factors. Total deposits increased by $194.8 million at December 31, 2022 due to increases in non-interest bearing demand deposits, savings account deposits, and certificates of deposits, offset by a decrease in NOW/money market balances.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of New York to provide advances. As a member of the Federal Home Loan Bank of New York, we are required to own capital stock in the Federal Home Loan Bank of New York and are authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to credit-worthiness have been met. We had an available borrowing limit of $31.5 million and $29.4 million from the Federal Home Loan Bank of New York as of December 31, 2022 and 2021, respectively. Federal Home Loan Bank advances were $21.0 million and $28.0 million at December 31, 2022 and 2021, respectively.

In addition, we have a borrowing agreement with Atlantic Community Bankers Bank (“ACBB”) to provide short-term borrowings of  $8.0 million at December 31, 2022 and 2021. There were no outstanding borrowings with ACBB at December 31, 2022 and 2021.

At December 31, 2022, we had unfunded commitments on construction loans of $637.4 million, outstanding commitments to originate loans of $164.9 million, unfunded commitments under lines of credit of $133.9 million, and unfunded standby letters of credit of $12.5 million. At December 31, 2022, certificates of deposit scheduled to mature in less than one year totaled $258.9 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In the event a significant portion of our deposits are not retained by us, we will have to utilize other funding sources, such as various types of sourced deposits, and/or Federal Home Loan Bank advances, in order to maintain our level of assets. Alternatively, we could reduce our level of liquid assets, such as our cash and cash equivalents. In addition, the cost of such deposits may be significantly higher or lower depending on market interest rates at the time of renewal.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, The Company is responsible for paying any dividends declared to its stockholders, and interest and principal on outstanding debt, if any. The Company’s primary sources of income are interest income derived from investments in loans and interest bearing accounts at other financial institutions and dividends received from the Bank. At December 31, 2022, the Company had liquid assets of $20.3 million.

Off-Balance Sheet Arrangements

For the year ended December 31, 2022, we did not engage in any off-balance sheet transactions reasonably likely to have a material adverse effect on our financial condition, results of operations or cash-flows.

Recent Accounting Pronouncements

For a discussion of the impact of recent accounting pronouncements, see note 24 in the notes to the consolidated financial statements of the Company included in this report.

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

None.

ITEM 9A.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure (1) that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms; and (2) that they are alerted in a timely manner about material information relating to the Company required to be filed in its periodic Securities and Exchange Commission filings.

Management Report on Internal Control over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s system of internal control over financial reporting has been designed to provide reasonable assurance to the Company’s management and board of directors regarding the reliability of financial reporting and the preparation and fair presentation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Any system of internal control over financial reporting, no matter how well designed, has inherent limitations, including the possibility that a control can be circumvented or overridden and misstatements due to error or fraud may occur and not be detected. Also, because of changes in conditions, internal control effectiveness may vary over time. Accordingly, even an effective system of internal control will provide only reasonable assurance with respect to financial statement preparation and presentation.

The Company’s management has, including the Company’s principal executive officer and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment and based on such criteria, we believe that, as of December 31, 2022, the Company’s internal control over financial reporting was effective.

Internal Control Over Financial Reporting. During the quarter and year ended December 31, 2022, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

ITEM 9B.OTHER INFORMATION

None.

ITEM 9C.DISCLOSURE REGARDING FOREIGN JURISDICTION THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The information required by this item is incorporated herein by reference to “Item 1: Business—Executive Officers” in this Annual Report on Form 10-K and to the sections captioned “Proposal 1—Election of Directors,” and “Corporate Governance” in our definitive proxy statement for our 2023 annual meeting of stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year covered by this Annual Report on Form 10-K (the “Proxy Statement”).

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

PART IV

ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)	The financial statements required in response to this item are incorporated herein by reference from Item 8 of this Annual Report on Form 10-K.

(2)	All financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)	Exhibits

	No.	Description	Location

	3.1	Articles of Incorporation of NorthEast Community Bancorp, Inc.	Incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-253982), initially filed on March 8, 2021

	3.2	Bylaws of NorthEast Community Bancorp, Inc.	Incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 333-253982), initially filed on March 8, 2021

	4.0	Specimen Stock Certificate of NorthEast Community Bancorp, Inc.	Incorporated herein by reference to Exhibit 4.0 to the Company’s Registration Statement on Form S-1 (File No. 333-253982), initially filed on March 8, 2021

	4.1	Description of NorthEast Community Bancorp, Inc.’s Common Stock Registered Under Section 12 of the Securities Exchange Act of 1934	Filed herewith

	10.1	Employment Agreement by and between NorthEast Community Bancorp, Inc., NorthEast Community Bank and Kenneth A. Martinek+	Incorporated herein by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (File No. 333-253982), initially filed on March 8, 2021

	10.2	Employment Agreement by and between NorthEast Community Bancorp, Inc., NorthEast Community Bank and Jose M. Collazo+	Incorporated herein by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (File No. 333-253982), initially filed on March 8, 2021

	10.3	NorthEast Community Bank Supplemental Executive Retirement Plan+	Incorporated herein by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-253982), initially filed on March 8, 2021

	10.4	NorthEast Community Bank Directors’ Deferred Compensation Plan, as amended and restated+	Incorporated herein by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-253982), initially filed on March 8, 2021

10.5	NorthEast Community Bank Outside Director Retirement Plan+	Incorporated herein by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-253982), initially filed on March 8, 2021

10.6	NorthEast Community Bancorp, Inc. Stock-Based Deferred Compensation Plan+	Incorporated herein by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (File No. 333-253982), initially filed on March 8, 2021

10.7	NorthEast Community Bancorp, Inc. 2022 Equity Incentive Plan+	Incorporated by reference to Appendix A to the Company’s Definitive Proxy Materials on Schedule 14A (File No. 001-40589), filed on August 19, 2022

10.8

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

101.0

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

Filed herewith

104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)	Filed herewith

+ Management contract or compensatory plan, contract or arrangement.

ITEM 16.FORM 10-K SUMMARY

Not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of NorthEast Community Bancorp, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statement of financial condition of NorthEast Community Bancorp, Inc., and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provides a reasonable basis for our opinion.

/s/ S.R. Snodgrass, P.C. (PCAOB ID 00074)

We have served as the Company’s auditor since 2021.

Cranberry Township, Pennsylvania

March 30, 2023

Northeast Community Bancorp, Inc.

Consolidated Statements of Financial Condition

	December 31,	December 31,
	2022	2021

	(In thousands, except share
	and per share amounts)
ASSETS
Cash and amounts due from depository institutions	$13,210	$8,344
Interest-bearing deposits	82,098	143,925
Total cash and cash equivalents	95,308	152,269
Certificates of deposit	100	100
Equity securities	18,041	19,943
Securities available-for-sale, at fair value	1	1
Securities held-to-maturity (fair value of $22,865 and $17,620, respectively)	26,395	17,880
Loans receivable	1,217,321	972,851
Deferred loan costs, net	372	484
Allowance for loan losses	(5,474)	(5,242)
Net loans	1,212,219	968,093
Premises and equipment, net	26,063	23,907
Investments in restricted stock, at cost	1,238	1,569
Bank owned life insurance	25,896	25,291
Accrued interest receivable	8,597	4,283
Goodwill	200	651
Real estate owned	1,456	1,996
Property held for investment	1,444	1,481
Right of Use Assets – Operating	2,312	2,564
Right of Use Assets – Financing	355	359
Other assets	5,338	4,683
Total assets	$1,424,963	$1,225,070
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing	$376,302	$330,853
Interest bearing	745,653	596,311
Total deposits	1,121,955	927,164
Advance payments by borrowers for taxes and insurance	2,369	1,884
Federal Home Loan Bank advances	21,000	28,000
Lease Liability – Operating	2,363	2,604
Lease Liability – Financing	533	496
Accounts payable and accrued expenses	14,754	13,540
Total liabilities	1,162,974	973,688

Northeast Community Bancorp, Inc.

Consolidated Statements of Financial Condition (Continued)

	December 31,	December 31,
	2022	2021

	(In thousands, except share
	and per share amounts)
Stockholders’ equity:
Preferred stock, $0.01 par value; 25,000,000 shares authorized; none issued or outstanding	$—	$—
Common stock, $0.01 par value; 75,000,000 shares authorized; 16,049,454 shares and 16,377,936 shares issued and outstanding, respectively	161	164
Additional paid-in capital	136,434	145,335
Unearned Employee Stock Ownership Plan (“ESOP”) shares	(7,432)	(8,301)
Retained earnings	132,670	114,323
Accumulated other comprehensive income (loss)	156	(139)
Total stockholders’ equity	261,989	251,382
Total liabilities and stockholders’ equity	$1,424,963	$1,225,070

See notes to consolidated financial statements.

Northeast Community Bancorp, Inc.

Consolidated Statements of Income

	Years Ended December 31,
	2022	2021

	(In thousands, except per share amounts)
INTEREST INCOME:
Loans	$69,992	$47,898
Interest-earning deposits	1,260	115
Securities	750	391
Total Interest Income	72,002	48,404
INTEREST EXPENSE:
Deposits	7,544	4,359
Borrowings	546	706
Financing lease	37	36
Total Interest Expense	8,127	5,101
Net Interest Income	63,875	43,303
Provision for loan loss	439	3,610
Net Interest Income after Provision for Loan Losses	63,436	39,693
NON-INTEREST INCOME:
Other loan fees and service charges	1,994	1,568
Gain on disposition of equipment	98	7
Earnings on bank owned life insurance	604	600
Investment advisory fees	474	514
Realized and unrealized loss on equity securities	(1,573)	(389)
Other	86	54
Total Non-Interest Income	1,683	2,354
NON-INTEREST EXPENSES:
Salaries and employee benefits	15,549	14,996
Occupancy expense	2,428	2,115
Equipment	1,107	993
Outside data processing	1,886	1,652
Advertising	299	139
Impairment loss on goodwill	451	-
Real estate owned expense	623	93
Other	8,347	6,485
Total Non-Interest Expenses	30,690	26,473
INCOME BEFORE PROVISION FOR INCOME TAXES	34,429	15,574
PROVISION FOR INCOME TAXES	9,586	3,669
NET INCOME	$24,843	$11,905

EARNINGS PER COMMON SHARE – BASIC	$1.61	$0.75
EARNINGS PER COMMON SHARE – DILUTED	1.58	NA
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC	15,433	15,854
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – DILUTED	15,726	NA

See notes to consolidated financial statements.

Northeast Community Bancorp, Inc.

Consolidated Statements of Comprehensive Income

	Years Ended December 31,
	2022	2021

	(In thousands)
Net Income	$24,843	$11,905
Other comprehensive income:
Defined benefit pension:
Reclassification adjustments out of accumulated other comprehensive income:
Amortization of actuarial loss¹	27	31
Actuarial gain arising during period	353	27
Total	380	58
Income tax effect²	(85)	(12)
Total other comprehensive income	295	46
Total Comprehensive Income	$25,138	$11,951
(1)	Amounts are included in salaries and employees benefits in the audited consolidated statements of income as part of net periodic pension cost. See Note 17 for further information.
(2)	Amounts are included in provision for income taxes in the audited consolidated statements of income.

See notes to consolidated financial statements.

Northeast Community Bancorp, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

Years Ended December 31, 2022 and 2021

							Accumulated
			Additional				Other
	Number of	Common	Paid- in	Unearned	Retained	Treasury	Comprehensive
	Shares	Stock	Capital	ESOP Shares	Earnings	Stock	Loss	Total

	(In thousands, except share and per share amounts)

Balance – December 31, 2021	16,377,936	$164	$145,335	$(8,301)	$114,323	$-	$(139)	$251,382
Net income	—	—	—	—	24,843	—	—	24,843
Other comprehensive income	—	—	—	—	—	—	295	295
Cash dividend declared ($0.42 per share)	—	—	—	—	(6,496)	—	—	(6,496)
Stock Repurchases	(680,519)	(7)	(9,311)	—	—	—	—	(9,318)
Restricted stock award	352,037	4	(4)	—	—	—	—	—
Compensation expense related to restricted stock awards	—	—	116	—	—	—	—	116
Compensation expense related to stock options	—	—	92	—	—	—	—	92
ESOP shares earned	—	—	206	869	—	—	—	1,075
Balance – December 31, 2022	16,049,454	$161	$136,434	$(7,432)	$132,670	$-	$156	$261,989

							Accumulated
			Additional				Other
	Number of	Common	Paid- in	Unearned	Retained	Treasury	Comprehensive
	Shares¹	Stock	Capital	ESOP Shares	Earnings	Stock	Loss	Total

	(In thousands, except share and per share amounts)

Balance – December 31, 2020	17,721,500	$132	$56,901	$(1,296)	$105,305	$(7,032)	$(185)	$153,825
Net income	—	—	—	—	11,905	-	—	11,905
Other comprehensive income	—	—	—	—	—	—	46	46
Cash dividend declared ($0.18 per share)	—	—	—	—	(2,887)	—	—	(2,887)
ESOP shares earned	—	—	108	823	—	—	—	931
Purchase of unearned common stock held by employee stock ownership plan	—	—	—	(7,828)	—	—	—	(7,828)
Second-step conversion and stock offering:
Conversion of existing shares	6,593,954
MHC shares sold in public offering, net of cost	9,784,077	32	95,358	—	—	—	—	95,390
Retirement of NECB, MHC shares	(17,721,500)
Fractional shares resulting from conversion of existing shares	(95)
Treasury stock retired	—	—	(7,032)	—	—	7,032	—	—
Balance – December 31, 2021	16,377,936	$164	$145,335	$(8,301)	$114,323	$—	$(139)	$251,382

¹Shares amounts related to periods prior to the July 12, 2021 closing of the Company’s second-step conversion offering have been restated to give retroactive recognition to the 1.3400 exchange ratio applied in the conversion offering.

See notes to consolidated financial statements.

Northeast Community Bancorp, Inc.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2022	2021

	(In thousands)
Cash Flows from Operating Activities:
Net income	$24,843	$11,905
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization (accretion) of securities premiums and discounts, net	27	(2)
Provision for loan losses	439	3,610
Depreciation	1,246	1,117
Net amortization of deferred loan fees and costs	509	82
Deferred income tax (benefit) expense	(1,308)	118
Realized and Unrealized loss recognized on equity securities	1,573	389
Impairment of goodwill	451	-
Impairment of real estate owned	540	-
Earnings on bank owned life insurance	(604)	(600)
Gain on dispositions of premises and equipment	(98)	(7)
ESOP compensation expense	1,075	931
Compensation expense related to stock options	92	-
Compensation expense related to restricted stock	116	-
Increase in accrued interest receivable	(4,314)	(445)
Decrease in other assets	1,269	830
(Decrease) increase in accounts payable - loan closing	(91)	2,688
Increase in accounts payable and accrued expenses	1,774	940
Net Cash Provided by Operating Activities	27,539	21,556
Cash Flows from Investing Activities:
Net increase in loans	(257,844)	(166,670)
Proceeds from sale of loans	12,770	17,758
Purchase of loans	—	(3,140)
Principal repayments on securities available-for-sale	—	1
Principal repayments on securities held-to-maturity	1,495	4,808
Purchase of marketable equity securities	—	(10,000)
Purchase of securities held-to-maturity	(10,038)	(15,304)
Proceeds from sale of fixed assets	—	109
Redemptions of restricted stock	331	26
Purchases of premises and equipment	(3,304)	(6,451)
Net Cash Used in Investing Activities	(256,590)	(178,863)
Cash Flows from Financing Activities:
Net increase in deposits	194,791	155,458
Repayment of FHLB of NY advances	(7,000)	—
Loan to ESOP	—	(7,828)
Issuance of common stock funded by stock subscriptions	—	95,390
Stock repurchases	(9,318)	—
Increase (decrease) in advance payments by borrowers for taxes and insurance	485	(374)
Cash dividends paid	(6,868)	(2,261)
Net Cash Provided by Financing Activities	172,090	240,385
Net Increase (Decrease) in Cash and Cash Equivalents	(56,961)	83,078
Cash and Cash Equivalents – Beginning	152,269	69,191
Cash and Cash Equivalents – Ending	$95,308	$152,269

Northeast Community Bancorp, Inc.

Consolidated Statements of Cash Flows (Continued)

	Years Ended December 31,
	2022	2021

	(In thousands)
Supplementary Cash Flows Information:
Income taxes paid	$9,195	$3,569
Interest paid	$8,012	$4,982
Supplementary Disclosure of Non-Cash Investing and Financing Activities:
Recognition of right of use asset – operating	$289	$—
Recognition of lease liability – operating	$289	$—
Dividends declared and not paid	$971	$925

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

The Bank is a New York State-chartered savings bank and the Company’s primary activity is the ownership and operation of the Bank.

The Bank is headquartered in White Plains, New York. The Bank was founded in 1934 and is a community oriented financial institution dedicated to serving the financial services needs of individuals and businesses within its market area. The Bank currently conducts business through its eleven branch offices located in Bronx, New York, Orange, Rockland, and Sullivan Counties in New York and Essex, Middlesex and Norfolk Counties in Massachusetts and three loan production offices located in White Plains, New York, New City, New York and Danvers, Massachusetts.

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

Based on management’s comprehensive analysis of the loan portfolio, management believes the allowance for loan losses is appropriate as of December 31, 2022 and 2021, respectively.

Concentration of Risk:

The Company’s lending activity is concentrated in construction and permanent loans secured by multi-family and non-residential real estate located primarily in the Northeast and Mid-Atlantic regions of the United States.  As of December 31, 2022 and 2021, the Company had majority of construction loans located in New York state, including $440.6 million and $279.1 million in the Bronx, $104.3 million and $85.5 million in the Village of Spring Valley, $103.8 million and $87.5 million in the Hamlet of Monsey, $31.8 million and $51.5 million in Brooklyn, and $122.4 million and $76.4 million in the Town of Monroe.

The Company also had deposits in excess of the FDIC insurance limit at other financial institutions.  At December 31, 2022 and 2021, such deposits totaled $59.0 million and $125.0 million held by the Federal Reserve Bank of New York, $26.4 million and $21.9 million held by the Federal Home Loan Bank of New York, and $1.0 million and $1.0 million held by Atlantic Community Bankers Bank (“ACBB”).  Generally, deposits in excess of $250,000 are not insured by the FDIC.

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

Property and equipment are evaluated for impairment periodically whenever events or changes in circumstances indicate that their related carrying amounts may not be recoverable.  In evaluating property and equipment for recoverability, we use our best estimate of future cash flows expected to result from the use of the asset and its eventual disposition.  To the extent that estimated future undiscounted net cash flows attributable to the asset are less than the carrying amount, an impairment loss is recognized equal to the difference between the carrying value of such asset and its fair value.  The Company did not have impairment recorded for property and equipment in 2022 and 2021.

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

Investments in Restricted Stock:

Federal law requires a member institution of the Federal Home Loan Bank (“FHLB”) system to hold stock of its district FHLB according to a predetermined formula. The Company also owns restricted stock in Atlantic Community Bancshares, Inc. (ACBI), holding company of ACBB, a correspondent banker’s bank.  These stocks are carried at cost.  At December 31, 2022 and 2021, the Company had $1.2 million and $1.5 million in FHLB stock, and $70,000 and $70,000 in ACBB stocks.

Goodwill:

Goodwill at December 31, 2022 and 2021 totaled $200,000 and $651,000, respectively, and consists of goodwill acquired in the business combination completed by the Company in November 2007.  The Company tests goodwill during the fourth quarter of each year for impairment, or more frequently if certain indicators are present or changes in circumstances suggest that impairment may exist.  The Company utilizes a two-step approach.  The first step requires a comparison of the carrying value of the reporting unit to the fair value of the unit.  The Company estimates the fair value of the reporting unit through internal analyses and external valuation, which utilizes an income approach based on the present value of future cash flows.  If the carrying value of the reporting unit exceeds its fair value, impairment exists and the Company will perform the second step of the goodwill impairment test to measure the amount of impairment loss, if any.  The second step of the goodwill impairment test, if necessary, compares the implied fair value of a reporting unit’s goodwill with its carrying value.

The implied fair value of goodwill is determined in the same manner that the amount of goodwill recognized in a business combination is determined.  The Company allocates the fair value of the reporting unit to all of the assets and liabilities of that unit, including identifiable intangible assets, as if the reporting unit had been acquired in a business combination. Any excess of the value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. Impairment charges of $451,000 were recorded in 2022 due to increased capitalization rate when evaluating the investment value of the goodwill.  No impairment charges were recorded in 2021.

Northeast Community Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies (continued)

Real Estate Owned:

Real estate owned is carried at the lower of cost or fair value of the related property, as determined by current appraisals less estimated costs to sell.  Foreclosed real estate is initially recorded at the fair value of property acquired minus estimated costs to sell at the date of foreclosure, establishing a new cost basis.  Write-downs on these properties, which occur after the initial transfer from the loan portfolio, are recorded as operating expenses.  Costs of holding such properties are charged to non-interest expense in the current period.  Gains, to the extent allowable, and losses on the disposition of these properties are reflected in the real estate owned expense in the consolidated statement of income.  The Company wrote down $540,000 in 2022 due to increased capitalization rate in evaluating the fair value of the properties. No write-downs were recorded in 2021.

Property Held for Investment:

Land is stated at cost.  Buildings and improvements are stated at cost less accumulated depreciation computed on the straight-line method over the useful lives between 30 to 50 years for buildings and 10 to 50 years for building improvements.

Property held for investment is evaluated for impairment periodically whenever events or changes in circumstances indicate that their related carrying amounts may not be recoverable.  In evaluating property held for investment for recoverability, we use our best estimate of future cash flows expected to result from the use of the asset and its eventual disposition.  To the extent that estimated future undiscounted net cash flows attributable to the asset are less than the carrying amount, an impairment loss is recognized equal to the difference between the carrying value of such asset and its fair value.  The Company did not have impairment recorded for property held for investment in 2022 and 2021.

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

The Company accounts for uncertainty in income taxes recognized in its consolidated financial statements in accordance with ASC Topic 740, “Income Taxes”, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The Company has not identified any significant income tax uncertainties through the evaluation of its income tax positions for the years ended December 31, 2022 and 2021, and has not recognized any liabilities for tax uncertainties as of December 31, 2022 and 2021.  The Company’s policy is to recognize income tax related interest and penalties in income tax expense; there were no such amounts during the years ended December

Northeast Community Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies (continued)

31, 2022 and 2021.  The tax years subject to examination by federal, state, and city taxing authorities are 2019 through 2022.

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

At December 31, 2022, accumulated other comprehensive income totaled $156,000 and included $197,000 in prior service cost and actuarial losses of the DRP net of $41,000 of related deferred income taxes.  At December 31, 2021, accumulated other comprehensive loss totaled $139,000 and included $183,000 in prior service cost and actuarial losses of the DRP net of $44,000 of related deferred income taxes.

Earnings per Share:

Basic earnings per share is calculated by dividing the net income available to common stockholders by the weighted-average number of common shares outstanding during the period less any unvested restricted shares.  Unallocated common shares held by the Employee Stock Ownership Plan (“ESOP”) are not included in the weighted-average number of common shares outstanding for purposes of calculating basic net income per common share until they are committed to be released.  Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate to outstanding stock options and are determined using the treasury stock method.

The following table sets forth the computations of basic and diluted earnings per share:

	December 31,
	2022	2021

	(In Thousands, except per share data)
Net income (basic and diluted)	$24,843		$11,905

Weighted average shares issued	16,309		17,088
Less: Weighted average treasury shares	—		(730)
Less: Weighted average unearned ESOP shares	(822)		(504)
Less: Weighted average unvested restricted shares	(54)		—
Basic weighted average shares outstanding	15,433		15,854
Add: Dilutive effect of restricted stock	293		NA
Add: Dilutive effect of stock option	—		NA
Diluted weighted average shares outstanding	15,726		NA

Net income per share
Basic	$1.61		$0.75
Diluted	$1.58	$	NA

There were 880,097 stock options outstanding at December 31, 2022 that were not included in the computation of diluted earnings per share as their effect would have been anti-dilutive.

Northeast Community Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies (continued)

Stockholders’ Equity:

The authorized capital stock of the Company under its federal charter consists of 75,000,000 shares of common stock, par value of $0.01 per share, and 25,000,000 shares of preferred stock, par value of $0.01 per share.  Each share of common stock has the same relative rights as, and is identical in all respects with, each other share of common stock.  At December 31, 2022 and 2021, the Company has issued and outstanding 16,049,454 and 16,377,936 shares of common stock.  The Company has not issued any preferred stock.

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

Restricted Stock:

The Company recognizes compensation expense for the fair value of the restricted stock on a straight-line basis over the requisite service period for the entire award. The product of the number of shares granted and the grant date market price of the Company’s common stock determines the fair value of restricted stock under the Company’s 2022 Equity Incentive Plan.

Stock Option Plan:

The Company recognizes the value of share-based payment transactions as compensation costs in the financial statements over the period that an employee provides service in exchange for the award. The fair value of the share-based payments for stock options is estimated using the Black-Scholes option-pricing model on the grant date. The Company accounts for forfeitures as they occur.

Stock Repurchases:

The Company records common stock repurchases at cost and retires the common shares with a charge to common stock and additional paid-in capital.

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

Northeast Community Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 2 – Mutual Holding Company Reorganization and Regulatory Matters

On July 5, 2006, the Bank reorganized from a mutual savings bank to a mutual holding company structure. In the reorganization, the Company sold 5,951,250 shares of its common stock to the public and issued 7,273,750 shares of its common stock to Northeast Community Bancorp, MHC (“MHC”).  As disclosed in note 1, in conjunction with the completion of the second-step conversion on July 12, 2022, each of NorthEast Community Bancorp, MHC and the Mid-Tier Holding Company merged out of existence and now cease to exist.

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

The Bank is subject to risk-based capital standards by which banks are evaluated in terms of capital adequacy. These regulatory capital requirements are administered by the federal banking agencies. Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital and classification are also subject to qualitative judgments by the regulators. Management believes that, as of December 31, 2022, the Bank meets all capital adequacy requirements to which it is subject.

Prompt corrective action regulations provide five classifications: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At year-end 2022 and 2021, the most recent regulatory notifications categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

In addition, a capital conservation buffer of 2.50% is applicable to all capital ratios except for the Tier 1 Leverage ratio. The capital conservation buffer is equal to the lowest value of the three applicable capital ratios less the regulatory minimum (“adequately capitalized”) for each respective capital measurement. Compliance with the capital conservation buffer is required to avoid limitations on certain capital distributions, especially dividends. The Bank is required to maintain a capital conservation buffer of 2.50% at December 31, 2022 and 2021. The Bank met all capital adequacy requirements to which it was subject as of December 31, 2022 and 2021.

Northeast Community Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 2 – Mutual Holding Company Reorganization and Regulatory Matters (continued)

Actual and required capital amounts and ratios as of December 31, 2022 and 2021, are presented below:

			Regulatory Capital Requirements
			Minimum Capital					For Classification as
	Actual		Adequacy (1)					Well-Capitalized
	Amount	Ratio	Amount				Ratio	Amount				Ratio

	(Dollars in Thousands)
As of December 31, 2022:
Total capital (to risk-weighted assets)	$222,728	13.66%	$	≥	130,429	≥	8.00%	$	≥	163,036	≥	10.00%
Tier 1 capital (to risk-weighted assets)	217,283	13.33		≥	97,822	≥	6.00		≥	130,429	≥	8.00
Common equity tier 1 capital (to risk-weighted assets)	217,283	13.33		≥	73,366	≥	4.50		≥	105,973	≥	6.50
Core (Tier 1) capital (to adjusted total assets)	217,283	16.50		≥	52,687	≥	4.00		≥	65,858	≥	5.00
As of December 31, 2021:
Total capital (to risk-weighted assets)	$196,155	15.28%	$	≥	102,702	≥	8.00%	$	≥	128,377	≥	10.00%
Tier 1 capital (to risk-weighted assets)	190,941	14.87		≥	77,026	≥	6.00		≥	102,702	≥	8.00
Common equity tier 1 capital (to risk-weighted assets)	190,941	14.87		≥	57,770	≥	4.50		≥	83,445	≥	6.50
Core (Tier 1) capital (to adjusted total assets)	190,941	16.79		≥	45,486	≥	4.00		≥	56,857	≥	5.00

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

	December 31,
	2022	2021

	(In Thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$164,903	$174,355
Construction loans in process	637,427	436,916
Stand-by letters of credit	12,451	6,922
Commitments to fund unused lines of credit:
Commercial and industrial lines	133,794	130,697
Multi-family real estate equity lines	—	—
Consumer lines	86	90
	$948,661	$748,980

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

Note 4 – Equity Securities

The following table is the schedule of Equity Securities at December 31, 2022 and 2021.

	December 31,
	2022	2021

	(In Thousands)
Equity Securities, at Fair Value	$18,041	$19,943

The following is a summary of realized and unrealized losses recognized in net income on equity securities during the year ended December 31, 2022 and 2021:

	December 31,
	2022	2021

	(In Thousands)

Net gain (loss) recognized on equity securities during the period	$(1,902)	$(389)
Capital gain realized on equity securities during the period	329	—
Net losses realized on the sale of equity securities during the period	—	—
Realized and unrealized net gain (loss) recognized on equity securities held at the reporting date	$(1,573)	$(389)

Note 5 – Securities Available-for-Sale

The following table summarized the Company’s portfolio of securities available-for-sale at December 31, 2022 and 2021.

	December 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In Thousands)
Mortgage-backed securities – residential:
Federal Home Loan Mortgage Corporation	$1	$—	$—	$1
	$1	$—	$—	$1

	December 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In Thousands)
Mortgage-backed securities – residential:
Federal Home Loan Mortgage Corporation	$1	$—	$—	$1
	$1	$—	$—	$1

There were no sales of securities available-for-sale during the years ended December 31, 2022 and 2021.

Northeast Community Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 5 – Securities Available-for-Sale (continued)

Contractual final maturities of mortgage-backed securities were as follows:

	December 31, 2022
	Amortized Cost	Fair Value

	(In Thousands)
Due after one year but within five years	$1	$1
	$1	$1

The maturities shown above are based upon contractual final maturity.  Actual maturities will differ from contractual maturities due to scheduled monthly repayments and due to the underlying borrowers having the right to prepay their obligations. At December 31, 2022 and 2021, the Company had no unrealized loss on securities available-for-sale.

Note 6 – Securities Held-to-Maturity

The following table summarized the Company’s portfolio of securities held-to-maturity at December 31, 2022 and 2021.

	December 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In Thousands)
Mortgage-backed securities – residential:
Government National Mortgage Association	$523	$	$18	$505
Federal Home Loan Mortgage Corporation	961	—	129	832
Federal National Mortgage Association	2,308	—	250	2,058
Collateralized mortgage obligations – GSE	3,043	—	506	2,537
Total mortgage-backed securities	6,835	—	903	5,932
Municipal Bonds	9,546	—	2,524	7,022
U.S. Treasury securities	10,014	—	103	9,911
	$26,395	$—	$3,530	$22,865

	December 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In Thousands)
Mortgage-backed securities – residential:
Government National Mortgage Association	$656	$19	$—	$675
Federal Home Loan Mortgage Corporation	1,059	—	5	1,054
Federal National Mortgage Association	2,695	23	6	2,712
Collateralized mortgage obligations – GSE	3,453	18	49	3,422
Total mortgage-backed securities	7,863	60	60	7,863
Municipal Bonds	10,017	7	267	9,757
	$17,880	$67	$327	$17,620

Northeast Community Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 6 – Securities Held-to-Maturity (continued)

Contractual final maturities of mortgage-backed securities and municipal bonds were as follows at December 31, 2022:

	December 31, 2022
	Amortized	Fair
	Cost	Value

	(In Thousands)
Due within one year	$10,563	$10,547
Due after one but within five years	1,608	1,790
Due after five but within ten years	3,067	2,798
Due after ten years	11,157	7,730
	$26,395	$22,865

The maturities shown above are based upon contractual final maturity.  Actual maturities will differ from contractual maturities due to scheduled monthly repayments and due to the underlying borrowers having the right to prepay their obligations.

The age of unrealized losses and the fair value of related securities held-to-maturity were as follows:

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

	(In Thousands)
December 31, 2022:
Mortgage-backed securities - residential:
Government National Mortgage Association	$505	$18	$—	$—	$505	$18
Federal Home Loan Mortgage Corporation	—	—	824	129	824	129
Federal National Mortgage Association	478	33	1,580	217	2,058	250
Collateralized mortgage obligations – GSE	1,777	344	759	162	2,536	506
Total mortgage-backed securities	2,760	395	3,163	508	5,923	903
Municipal Bonds	444	39	6,579	2,485	7,023	2,524
U.S. Treasury securities	9,911	103	—	—	9,911	103
	$13,115	$537	$9,742	$2,993	$22,857	$3,530

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

	(In Thousands)
December 31, 2021:
Mortgage-backed securities - residential:
Federal Home Loan Mortgage Corporation	$1,004	$5	$—	$—	$1,004	$5
Federal National Mortgage Association	2,035	6	—	—	2,035	6
Collateralized mortgage obligations – GSE	907	49	—	—	907	49
Total mortgage-backed securities	3,946	60	—	—	3,946	60
Municipal Bonds	9,134	267	—	—	9,134	267
	$13,080	$327	$—	$—	$13,080	$327

Northeast Community Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 6 – Securities Held-to-Maturity (continued)

At December 31, 2022, thirty-five mortgage-backed securities, six municipal bonds and two U.S. Treasury notes had unrealized loss due to interest rate volatility. Management concluded that the unrealized loss reflected above was temporary in nature since the unrealized loss was related primarily to market interest rates volatility, and not related to the underlying credit quality of the issuers of the securities. Additionally, the Company has the ability and intent to hold the securities for the time necessary to recover the amortized cost. At December 31, 2021, there were four mortgage-backed securities and three municipal bonds with unrealized loss.

Note 7 - Loans Receivable and the Allowance for Loan Losses

The composition of loans were as follows at December 31:

	December 31,
	2022	2021

	(In Thousands)
Residential real estate:
One-to-four family	$5,467	$7,189
Multi-family	123,385	84,425
Mixed-use	21,902	28,744
Total residential real estate	150,754	120,358
Non-residential real estate	25,324	50,016
Construction	930,628	683,830
Commercial and industrial	110,069	118,378
Consumer	546	269
Total Loans	1,217,321	972,851
Deferred loan costs, net	372	484
Allowance for loan losses	(5,474)	(5,242)
	$1,212,219	$968,093

Loans serviced for the benefit of others totaled approximately $22,350,000 and $14,610,000 at December 31, 2022 and 2021, respectively.  The value of mortgage servicing rights was not material at December 31, 2022 and 2021.  The Company did not issue PPP loans associated with the CARES Act in 2022 and 2021.

The Company sold loan participations totaling $11.5 million and $14.6 million in 2022 and 2021. During the year ended December 31, 2022, the Company sold one delinquent loan totaling $1,578,000, net of interest reserve of $63,000, with a charge-off of $391,000 recognized on the sale. During the year ended December 31, 2021, the Company sold two loans at par totaling $3,148,000, net of interest reserve of $242,000, with no gain or loss recognized on the sale.

Northeast Community Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 7 - Loans Receivable and the Allowance for Loan Losses (continued)

The following is an analysis of the activity in the allowance for loan losses and related information concerning loan balances:

As of and For the Year Ended December 31, 2022:

		Non-		Commercial
	Residential	residential		and
	Real Estate	Real Estate	Construction	Industrial	Consumer	Unallocated	Total

	(In Thousands)
Allowance for loan losses:
Ending balance	$528	$131	$3,835	$955	$18	$7	$5,474
Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Ending balance: collectively evaluated for impairment	$528	$131	$3,835	$955	$18	$7	$5,474
Loans receivable:
Ending balance	$150,754	$25,324	$930,628	$110,069	$546	$—	$1,217,321
Ending balance: individually evaluated for impairment	$855	$—	$—	$—	$—	$—	$855
Ending balance: collectively evaluated for impairment	$149,899	$25,324	$930,628	$110,069	$546	$—	$1,216,466

As of and For the Year Ended December 31, 2021:

		Non-		Commercial
	Residential	residential		and
	Real Estate	Real Estate	Construction	Industrial	Consumer	Unallocated	Total

	(In Thousands)
Allowance for loan losses:
Ending balance	$571	$381	$3,143	$973	$10	$164	$5,242
Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Ending balance: collectively evaluated for impairment	$571	$381	$3,143	$973	$10	$164	$5,088
Loans receivable:
Ending balance	$120,358	$50,016	$683,830	$118,378	$269	$—	$972,851
Ending balance: individually evaluated for impairment	$876	$746	$—	$—	$—	$—	$1,622
Ending balance: collectively evaluated for impairment	$119,482	$49,270	$683,830	$118,378	$269	$—	$971,229

Northeast Community Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 7 - Loans Receivable and the Allowance for Loan Losses (continued)

The activity in the allowance for loan loss by loan class for the years ended December 31, 2022 and 2021 was as follows:

		Non-		Commercial
	Residential	residential		and
	Real Estate	Real Estate	Construction	Industrial	Consumer	Unallocated	Total

	(In Thousands)
Allowance for loan losses:
Balance - December 31, 2021	$571	$381	$3,143	$973	$10	$164	$5,242
Charge-offs	(86)	—	(328)	—	(35)	—	(449)
Recoveries	189	53	—	—	—	—	242
Provision (Benefit)	(146)	(303)	1,020	(18)	43	(157)	439
Balance - December 31, 2022	$528	$131	$3,835	$955	$18	$7	$5,474

		Non-		Commercial
	Residential	residential		and
	Real Estate	Real Estate	Construction	Industrial	Consumer	Unallocated	Total

	(In Thousands)
Allowance for loan losses:
Balance - December 31, 2020	$707	$519	$3,068	$774	$20	$—	$5,088
Charge-offs	—	(3,593)	—	—	(23)	—	(3,616)
Recoveries	150	2	—	—	8	—	160
Provision (Benefit)	(286)	3,453	75	199	5	164	3,610
Balance - December 31, 2021	$571	$381	$3,143	$973	$10	$164	$5,242

During the year ended December 31, 2022, the provision expenses recorded for construction loans were attributed to the increased loan balances. The credit provision recorded for residential loans was primarily due to loan recoveries and reduced credit risk. The credit provision recorded for non-residential loans was attributed to loan recoveries and decreased loan balances. The credit provision recorded for commercial and industrial loans was primarily due to decreased loan balances during the period.

During the year ended December 31, 2021, the provision expenses recorded were primarily attributed to the previously disclosed charge-off of $3.6 million in 2021 regarding a nonresidential bridge loan secured by real estate with a balance of $3.6 million, as well as increased loan balances in construction loan and commercial and industrial loan segments. The credit provision recorded for residential real estate was due to decreased loan balances.

Northeast Community Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 7 - Loans Receivable and the Allowance for Loan Losses (continued)

The following table shows our recorded investment, unpaid principal balance and allocated allowance for loan losses for loans that were considered impaired at:

As of and for the Year Ended December 31, 2022:

	Recorded	Unpaid Principal	Related	Average Recorded	Interest Income
2022	Investment	Balance	Allowance	Investment	Recognized

	(In Thousands)
With no related allowance recorded:
Residential real estate	$855	$769	$—	$863	$43
Non-residential real estate	—	—	—	385	14
Construction	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
	855	769	—	1,248	57
With an allowance recorded	—	—	—	—	—

Total:
Residential real estate	855	769	—	863	43
Non-residential real estate	—	—	—	385	14
Construction	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
	$855	$769	$—	$1,248	$57

As of and for the Year Ended December 31, 2021:

	Recorded	Unpaid Principal	Related	Average Recorded	Interest Income
2021	Investment	Balance	Allowance	Investment	Recognized

	(In Thousands)
With no related allowance recorded:
Residential real estate	$876	$876	$—	$1,986	$86
Non-residential real estate	746	813	—	3,891	36
Construction	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
	1,622	1,689	—	5,877	122
With an allowance recorded	—	—	—	—	—

Total:
Residential real estate	876	876	—	1,986	86
Non-residential real estate	746	813	—	3,891	36
Construction	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
	$1,622	$1,689	$—	$5,877	$122

Northeast Community Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 7 - Loans Receivable and the Allowance for Loan Losses (continued)

There were no non-accrual loans at the years ended December 31, 2022 and 2021. In 2022, the Company collected $23,000 interest income from a non-accrual loan that was satisfied in July 2022. In 2021, the Company did not recognize any interest income from a loan that was in non-accrual status.

The following tables provide information about delinquencies in our loan portfolio at the dates indicated.

Age Analysis of Past Due Loans as of December 31, 2022:

							Recorded
							Investment >
	30 – 59 Days	60 – 89 Days	Greater Than	Total Past		Total Loans	90 Days and
	Past Due	Past Due	90 Days	Due	Current	Receivable	Accruing

	(In Thousands)
Residential real estate:
One- to four-family	$—	$—	$—	$—	$5,467	$5,467	$—
Multi-family	—	946	—	946	122,439	123,385	—
Mixed-use	—	—	—	—	21,902	21,902	—
Non-residential real estate	—	—	—	—	25,324	25,324	—
Construction loans	—	—	—	—	930,628	930,628	—
Commercial and industrial loans	—	—	—	—	110,069	110,069	—
Consumer	—	—	—	—	546	546	—
	$—	$946	$—	$946	$1,216,375	$1,217,321	$—

Age Analysis of Past Due Loans as of December 31, 2021:

							Recorded
							Investment
	30 – 59 Days	60 – 89 Days	Greater Than	Total Past		Total Loans	> 90 Days and
	Past Due	Past Due	90 Days	Due	Current	Receivable	Accruing

	(In Thousands)
Residential real estate:
One- to four-family	$—	$—	$—	$—	$7,189	$7,189	$—
Multi-family	—	—	—	—	84,425	84,425	—
Mixed-use	—	—	—	—	28,744	28,744	—
Non-residential real estate	—	—	—	—	50,016	50,016	—
Construction loans	—	—	—	—	683,830	683,830	—
Commercial and industrial loans	—	—	—	—	118,378	118,378	—
Consumer	—	—	—	—	269	269	—
	$—	$—	$—	$—	$972,851	$972,851	$—

Northeast Community Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 7 - Loans Receivable and the Allowance for Loan Losses (continued)

The following tables provide certain information related to the credit quality of our loan portfolio.

Credit Risk Profile by Internally Assigned Grade as of December 31, 2022:

	Residential	Non-residential		Commercial
	Real Estate	Real Estate	Construction	and Industrial	Consumer	Total

	(In Thousands)
Grade:
Pass	$148,953	$25,324	$930,628	$110,069	$546	$1,215,520
Special Mention	946	—	—	—	—	946
Substandard	855	—	—	—	—	855
Doubtful	—	—	—	—	—	—
	$150,754	$25,324	$930,628	$110,069	$546	$1,217,321

Credit Risk Profile by Internally Assigned Grade as of December 31, 2021:

	Residential	Non-residential		Commercial
	Real Estate	Real Estate	Construction	and Industrial	Consumer	Total

	(In Thousands)
Grade:
Pass	$120,358	$49,270	$683,830	$118,378	$269	$972,105
Special Mention	—	—	—	—	—	—
Substandard	—	746	—	—	—	746
Doubtful	—	—	—	—	—	—
	$120,358	$50,016	$683,830	$118,378	$269	$972,851

Northeast Community Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 7 - Loans Receivable and the Allowance for Loan Losses (continued)

Troubled Debt Restructuring:

The following table shows our recorded investment for loans classified as Trouble Debt Restructuring (TDR) that are performing according to their restructured terms at the periods indicated:

	December 31,
	2022		2021
	Number of	Recorded	Number of	Recorded
	contracts	Investment	contracts	Investment

	(Dollars in Thousands)
Residential Real Estate - Multi-family	—	$—	—	$—
Residential Real Estate - Mixed-use	2	855	2	876
Non-residential real estate	—	—	2	746
Total performing	2	$855	4	$1,622

The following is a summary of interest foregone on loans classified as TDR for the years ended December 31:

	Year Ended December 31,
	2022	2021

	(In Thousands)
Interest income that would have been recognized had the loans performed in accordance with their original terms	$69	$154
Less: Interest income included in the results of operations	57	122
Total foregone interest	$12	$32

There were no loans modified that were deemed troubled debt restructuring during the years ended December 31, 2022 and 2021.  During the years ended December 31, 2022 and 2021, none of the loans that were modified during the previous twelve months had defaulted.

Note 8 - Premises and Equipment, Net

	December 31,	December 31,
	2022	2021

	(In Thousands)
Land	$6,652	$6,432
Buildings and improvements	22,647	19,786
Leasehold improvements	1,741	1,741
Furnishings and equipment	7,880	7,785
	38,920	35,744
Accumulated depreciation and amortization	(12,857)	(11,837)
	$26,063	$23,907

Depreciation expense on premises and equipment for the fiscal years ended December 31, 2022 and 2021 totaled $1.2 million and $1.1 million, respectively.

Northeast Community Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 9 - Accrued Interest Receivable, Net

	December 31,	December 31,
	2022	2021

	(In Thousands)
Loans receivable	$8,532	$4,204
Securities	65	79
	$8,597	$4,283

Note 10 - Goodwill and Intangible Assets

Goodwill and intangible assets at December 31 are summarized as follows:

	December 31,	December 31,
	2022	2021

	(In Thousands)
Goodwill	$1,310	$1,310
Accumulative goodwill impairment	(1,110)	(659)
Goodwill, net of charge-off	$200	$651

The Company identified $451,000 in goodwill impairment during the year ended December 31, 2022. The Company did not identify any impairment of goodwill in 2021.

Note 11 - Real Estate Owned (“REO”)

The Company owned one foreclosed property valued at approximately $1,456,000 and $1,996,000 at December 31, 2022 and 2021, respectively, consisting of an office building located in Pennsylvania.  The property was acquired through foreclosure in December 2014.

Further declines in real estate values may result in impairment charges in the future. Routine holding costs are charged to expense as incurred and improvements to real estate owned that enhance the value of the real estate are capitalized.  REO expense recorded in the consolidated statements of income, including loss on sales and write-downs, amounted to $623,000 and $93,000 during the years ended December 31, 2022 and 2021.

Note 12– Property Held For Investment

Property held for investment at December 31 are summarized as follows:

	December 31,	December 31,
	2022	2021

	(In Thousands)
Land	$500	$500
Buildings and improvements	1,442	1,442
	1,942	1,942
Accumulated depreciation and amortization	(498)	(461)
	$1,444	$1,481

The Company owned one property at December 31, 2022 and 2021 consisting of a former branch office located in Plymouth, Massachusetts.  The property is currently leased to a car rental company to generate current income for the Company.

Northeast Community Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 13 – Deposits

Total deposits at December 31, 2022 and 2021 and the weighted average rate of deposits are as follows:

	December 31,
	2022		2021
		Weighted Average		Weighted Average
	Amount	Interest Rate	Amount	Interest Rate

	(Dollars in Thousands)
Demand deposits:
Non-interest bearing	$376,302	—%	$330,853	—%
NOW and money market	88,122	0.95%	118,420	0.53%
Total	464,424	0.18%	449,273	0.14%
Savings accounts	273,839	2.68%	184,896	0.63%
Certificates of deposit maturing in:
One year or less	258,873	3.11%	189,247	0.89%
After one to two years	76,180	2.78%	35,677	1.23%
After two to three years	34,204	0.61%	16,950	1.82%
After three to four years	1,318	0.75%	38,373	0.63%
After four years	13,117	1.28%	12,748	1.31%
Total	383,692	2.75%	292,995	0.97%
	$1,121,955	1.67%	$927,164	0.50%

As of December 31, 2022 and 2021, certificates of deposits equal to or in excess of $250,000 totaled approximately $205,845,000 and $134,733,000, respectively.  At December 31, 2022 and 2021, the demand deposit overdrafts totaled $517,000 and $233,000. Overdraft deposits are reclassified as consumer loans and are included in the total loans on the Consolidated Statements of Financial Condition.

The aggregate amount of brokered deposits was $114.2 million and $44.6 million as of December 31, 2022 and 2021, respectively.  At December 31, 2022 and 2021, the Company also had $10.9 million and $22.3 million, respectively, in Insured Cash Sweep (“ICS”) reciprocal money market deposits, which are no longer considered fully-insured brokered deposits as defined in the FDIC call report instructions.

The ICS money market deposits were obtained from seven retail depositors and then transferred into the ICS Network in order to obtain full FDIC insurance coverage for our customers.  These types of deposits are known in the ICS Network as reciprocal deposits, which the Company considers as core deposits and not brokered deposits.

Interest expense on deposits consists of the following:

	Years Ended December 31,
	2022	2021

	(In Thousands)
Demand deposits	$918	$696
Savings accounts	2,688	328
Certificates of deposit	3,938	3,335
	$7,544	$4,359

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

At December 31, 2022, none of the above advances were subject to early call or redemption features.  All advances had fixed interest rates and the term of the advance ranges between 2 and 10 years.  At December 31, 2022, the advances were secured by a pledge of the Company’s investment in the capital stock of the FHLB and a blanket assignment of the Company’s otherwise unpledged qualifying mortgage loans. At December 31, 2022, these unpledged qualifying mortgage loans were not pledged to any company other than the FHLB.  At December 31, 2022, the Company had the ability to borrow $31.5 million, net of $21.0 million in outstanding advances, from the FHLB and $8.0 million from ACBB.

Note 15 - Income Taxes

The Bank qualifies as a savings institution under the provisions of the Internal Revenue Code and was, therefore, prior to January 1, 1996, permitted to deduct from taxable income an allowance for bad debts based upon eight percent of taxable income before such deduction, less certain adjustments.  Retained earnings at December 31, 2022 and 2021, include approximately $4.1 million of such bad debt deductions which, in accordance with U.S. GAAP is considered a permanent difference between the book and income tax basis of loans receivable, and for which deferred income taxes have not been provided.  If such amount is used for purposes other than for bad debt losses, including distributions in liquidation, it will be subject to income tax at the then current rate.

The components of provision for income taxes are summarized as follows:

	Years Ended December 31,
	2022	2021

	(In Thousands)
Current tax expense	$10,894	$3,551
Deferred tax expense	(1,308)	118
	$9,586	$3,669

The following table presents a reconciliation between the reported income taxes and the income taxes, which would be computed by applying the existing federal income tax rate of 21% for 2022 and 2021 to income before taxes:

	Years Ended December 31,
	2022	2021

	(Dollars In Thousands)
Federal income tax at statutory rates	$7,230	$3,271
State and city tax, net of federal income tax effect	2,321	506
Non-taxable income on bank owned life insurance	(127)	(126)
Other	162	18
	$9,586	$3,669
Effective Income Tax Rate	27.8%	23.6%

Northeast Community Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 15 – Income Taxes (continued)

The tax effects of significant items comprising the net deferred tax asset are as follows:

	December 31,
	2022	2021

	(In Thousands)
Deferred tax assets:
Allowance for loan losses	$1,411	$1,238
State net operating loss carryforwards	150	82
Benefit plans	2,063	1,562
Accumulated other comprehensive loss – DRP	—	44
Other	273	—
Total Deferred Tax Assets	3,897	2,926
Deferred tax liability:
Depreciation	418	403
Goodwill	52	133
Accumulated other comprehensive gain – DRP	42	—
Other	—	227
Total Deferred Tax Liabilities	512	763
Net Deferred Tax Assets Included in Other Assets	$3,385	$2,163

The Company has state net operating loss (NOL) carryforwards totaling approximately $3,100,000 at December 31, 2022 that are available to be carried forward to future years.  These NOL carryforwards will start to expire beginning in 2035 if not fully utilized.

At December 31, 2022, the Company had no valuation allowance because the Company determined there will be enough future New York State taxable income to utilize the New York State deferred tax assets.

Note 16 - Other Non-Interest Expenses

The following is an analysis of other non-interest expenses:

	Years Ended December 31,
	2022	2021

	(In Thousands)
Other	$2,827	$1,947
Service contracts	1,092	915
Consulting expense	950	1,043
Telephone	611	578
Directors compensation	676	540
Audit and accounting	566	498
Insurance	372	303
Director, officer, and employee expense	258	272
Legal fees	765	231
Office supplies and stationary	137	129
Recruiting expense	93	29
	$8,347	$6,485

Northeast Community Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 17 - Benefits Plans

Outside Director Retirement Plan (“DRP”)

The DRP is an unfunded non-contributory defined benefit pension plan covering all non-employee directors meeting eligibility requirements as specified in the plan document.  The following table sets forth the funded status of the DRP and components of net pension periodic expense measured as of December 31:

	Years Ended December 31,
	2022	2021

	(Dollars In Thousands)
Projected benefit obligation – beginning	$2,087	$2,046
Service cost	97	124
Interest cost	81	48
Actuarial gain	(353)	(27)
Benefits Paid	(104)	(104)
Projected benefit obligation – ending	$1,808	$2,087
Funded status – accrued liability included in accounts payable and accrued expenses	$1,808	$2,087
Accumulated benefit obligation	$1,712	$1,947
Discount rate	4.83%	2.45%
Rate of increase in future compensation levels	2.00%	2.00%

	Years Ended December 31,
	2022	2021

	(Dollars In Thousands)
Net periodic pension expense:
Service cost	$97	$124
Interest cost	81	48
Actuarial loss amortized	27	31
Total net periodic pension expense included in other non-interest expenses	$205	$203
Discount rate	4.83%	2.45%
Rate of increase in future compensation levels	2.00%	2.00%

Benefit payments, which reflect expected future service as appropriate, are expected to be paid for the years ending December 31 as follows (in thousands):

2023	$104
2024	204
2025	190
2026	204
2027	232
2028 to 2032	959

At December 31, 2022 and 2021, unrecognized net gain of $353,000 and $27,000, respectively, were included in accumulated other comprehensive income.

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

During the years ended December 31, 2022 and 2021, expenses of $239,000 and $455,000, respectively, were recorded for this plan and are reflected in the Consolidated Statements of Income under Salaries and Employee Benefits.  At December 31, 2022 and 2021, a liability for this plan of $4,017,000 and $3,778,000, respectively, is included in the Consolidated Statements of Financial Condition under Accounts Payable and Accrued Expenses.

401(k) Plan

The Company maintains a 401(k) plan for all eligible employees.  Participants are permitted to contribute from 1% to 15% or 60% of their annual compensation up to the maximum permitted under the Internal Revenue Code.  The Company provided no matching contribution in 2022 and 2021.

Stock-Based Deferral Plan

In June 2021, the Company established a stock-based deferral plan for eligible key executives and members of the Board of Directors of the Company to elect to defer compensation received from the Company for their services and make deemed investments of that deferred compensation in shares of the Company’s common stock. At December 31, 2022 and 2021, the Company did not have any obligations under the plan.

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

Each year, the Bank makes discretionary contributions to the ESOP equal to the principal and interest payment required on the loan from the Company. The ESOP may further pay down the principal balance of the loans by using dividends paid, if any, on the shares of Company common stock it owns. The balance remaining on the first ESOP loan was $1,327,000 and $1,703,000 at December 31, 2022 and 2021. The balance remaining on the second ESOP loan was $6,850,000 and $7,270,000 at December 31, 2022 and 2021.

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

Employee Stock Ownership Plan (“ESOP”)(continued)

established in 2022 are committed to be released respectively. Compensation expense is recorded equal to the shares committed to be released multiplied by the average closing price of the Company’s stock during that month.  ESOP expense during the years ended December 31, 2022 and 2021, totaled approximately $1,075,000 and $931,000, respectively.  Dividends on unallocated shares, which totaled approximately $365,000 and $115,000 during 2022 and 2021, respectively, are recorded as a reduction of the ESOP loan.  Dividends on allocated shares, which totaled approximately $255,000 and $63,000 during 2022 and 2021, respectively, are charged to retained earnings.

ESOP shares are summarized as follows:

	December 31,
	2022	2021
Allocated shares	607,922	521,012
Shares committed to be released	86,920	86,910
Unearned shares	782,567	869,487
Total ESOP Shares	1,477,409	1,477,409
Less allocated shares distributed to former or retired employees	(122,280)	(106,369)
Total ESOP Shares Held by Trustee	1,355,129	1,371,040
Fair value of unearned shares	$11,675,897	$9,677,390

Note 18 – Stock Based Compensation

At a special shareholders meeting held on September 29, 2022, the Company’s shareholders approved the Company’s 2022 Equity Incentive Plan whereby 1,369,771 shares of the Company’s common stock were reserved from authorized but unissued shares for purposes of grants of incentive stock options, nonqualified stock options, restricted stock, restricted stock units, performance shares and performance units to selected employees and non-employee directors of the Company. Under this plan, 86,880 shares of restricted stock and 217,206 nonqualified stock options in the aggregate were awarded to six non-employee directors of the Company on September 30, 2022, and 265,157 shares of restricted stock and 662,891 nonqualified stock options were in the aggregate were awarded to employees of the Company on November 17, 2022. The restricted shares and nonqualified stock options vest at a rate of 20% per year from the date of the grants.

The product of the number of shares granted and the grant date market price of the Company’s common stock determine the fair value of restricted stock under the Company’s 2022 Equity Incentive plan. Management recognizes compensation expense for the fair value of restricted stock on a straight-line basis over the requisite service period for the entire award.  As of December 31, 2022, there were 137,637 shares available for future awards under this plan, which includes 98,311 shares available for stock options and 39,326 shares available for restricted stock awards.

A summary of the Company’s restricted stock activity and related information for the year ended December 31 follows:

Northeast Community Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 18 – Stock Based Compensation (continued)

	2022
		Weighted
		Average
	Shares	Market Price
Outstanding, Beginning of year	—	$—
Granted	352,037	13.67
Forfeited	—	—
Vested	—	—
Outstanding, end of year	352,037	$13.67

Compensation expense related to restricted stock was $116,000 for the year ended December 31, 2022. The per share weighted-average grant-date fair value of restricted shares granted during 2022 was $13.67. At December 31, 2022, the total compensation cost related to non-vested awards that has not yet been recognized was $4.7 million, which is expected to be recognized over the next 5 years.

A summary of the Company’s stock option activity and related information for the years ended December 31 follows:

	2022
		Weighted
		Average
	Options	Exercise Price
Outstanding, Beginning of year	—	$—
Granted	880,097	13.67
Forfeited	—	—
Vested	—	—
Outstanding, end of year	880,097	$13.67
Exercisable at end of year	—	—
Weighted average fair value
of options granted in current year		$4.36

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

Pricing Model Assumption Ranges	2022
Risk-free interest rate	3.87 - 3.97%
Expected volatility	28.79 - 28.94%
Expected dividend yield	1.70 - 1.94%
Expected life	7.50

Compensation cost related to stock options is recognized based on the fair value of the stock options at the grant date on a straight line basis over the vesting period. Compensation expense related to stock options was $92,000 for the year ended December 31, 2022.  At December 31, 2022, unrecognized compensation cost related to stock option awards was $3.7 million, which is expected to be recognized over the next 5 years.

Northeast Community Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 19 - Leases

The Company has operating leases and finance leases all comprised of real estate property. The operating leases comprise substantially all of the Company’s obligations in which the Company is the lessee, with remaining lease terms ranging between 1 and 7 years. Most operating lease agreements consist of initial lease terms ranging between 5 and 10 years, with options to renew the leases or extend the term. The finance lease has a remaining lease term of 94 years. The payment structure of all leases is fixed rental payments with lease payments increasing on pre-determined dates at either a predetermined amount or change in the consumer price index.

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

Northeast Community Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 19 – Leases (continued)

The quantitative data relates to the Company’s leases are as follows (in thousands):

	December 31,	December 31,
	2022	2021
Finance Lease Amounts:
ROU asset	$355	$359
Lease liability	$533	$496
Operating Lease Amounts:
ROU assets	$2,312	$2,564
Lease liabilities	$2,363	$2,604
Finance Lease Cost
Amortization of ROU asset	$4	$4
Interest on lease liability	$37	$36
Operating Lease Costs	$567	$566
Cash paid for amounts included in the measurement of lease liabilities
Finance lease	$—	$—
Operating leases	$558	$545
Weighted-average remaining lease term
Finance lease	94 years	95 years
Operating leases	6.19 years	7.02 years
Weighted-average discount rate
Finance lease	9.50%	9.50%
Operating leases	1.50%	1.22%

Maturities of lease liabilities at December 31, 2022 are as follows (in thousands):

	Operating	Finance
	Leases	Lease
Years ended December 31:
2023	$523	$30
2024	436	30
2025	398	30
2026	235	31
2027	239	33
Thereafter	596	4,016
Total lease payments	$2,427	$4,170
Interest	(64)	(3,637)
Lease liability	$2,363	$533

Note 20 – Contingencies

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

Note 21 - Fair Value Disclosures

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

An asset’s or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.  The following table sets forth the Company’s assets that are carried at fair value on a recurring basis and the level that was used to determine their fair value at December 31:

	Quoted Prices in		Significant Other		Significant		Total Carried
	Active Markets for		Observable		Unobservable		at Fair
	Identical Assets		Inputs		Inputs		Value on a
	(Level 1)		(Level 2)		(Level 3)		Recurring Basis
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
Description	2022	2021	2022	2021	2022	2021	2022	2021
Assets:
Marketable equity securities:
Mutual funds	$18,041	$19,943	$—	$—	$—	$—	$18,041	$19,943
Mortgage-backed securities
FHLMC	—	—	1	1	—	—	1	1
Total assets	$18,041	$19,943	$1	$1	$—	$—	$18,042	$19,944

There were no transfers between Level 1 and 2 during the years ended December 31, 2022 and 2021. The Company did not have any liabilities that were carried at fair value on a recurring basis at December 31, 2022 and 2021.

Northeast Community Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 21 – Fair Value Disclosures (continued)

The following table sets forth the Company’s assets that are carried at fair value on a non-recurring basis and the level that was used to determine their fair value, at December 31:

	Quoted Prices in		Significant Other		Significant		Total Carried
	Active Markets for		Observable		Unobservable		at Fair
	Identical Assets		Inputs		Inputs		Value on a
	(Level 1)		(Level 2)		(Level 3)		Non-Recurring Basis
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
Description	2022	2021	2022	2021	2022	2021	2022	2021

	(In Thousands)
Assets:
Impaired loans	$—	$—	$—	$—	$855	$—	$855	$—
Real estate owned	—	—	—	—	1,456	—	1,456	—
Total assets	$—	$—	$—	$—	$2,311	$—	$2,311	$—

The following tables present the qualitative information about non-recurring Level 3 fair value measurements of financial instruments at the periods indicated:

	At December 31, 2022
	Fair	Valuation	Unobservable		Weighted
	Value	Technique	Input	Range	Average

	(In Thousands)
Assets:
Impaired loans	$855	Income approach	Capitalization rate	5.60%	5.60%
Real estate owned	1,456	Income approach	Capitalization rate	12.00%	12.00%

The Company did not have any assets that were carried at fair value on a non-recurring basis at December 31, 2021.  The Company did not have any liabilities that were carried at fair value on a non-recurring basis at December 31, 2022 and 2021.

The methods and assumptions used to estimate fair value at December 31, 2022 and 2021 are as follows:

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

A loan is considered impaired when, based upon current information and events; it is probable that the Company will be unable to collect all scheduled payments in accordance with the contractual terms of the loan.  Impaired loans that are collateral dependent are written down to fair value through the establishment of specific reserves, a component of the allowance for loan losses or through partial charge-offs, and as such are carried at the lower of cost or the fair value.  Estimates of fair value of the collateral are determined based on a variety of information, including available valuations from certified appraisers for similar assets, present value of discounted cash flows and inputs that are

Northeast Community Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 21 - Fair Value Disclosures (continued)

estimated based on commonly used and generally accepted industry liquidation advance rates and estimates and assumptions developed by management. The appraisals may be adjusted by management for estimated liquidation expenses and qualitative factors such as economic conditions.  If real estate is not the primary source of repayment, present value of discounted cash flows and estimates using generally accepted industry liquidation advance rates are utilized.  Due to the multitude of assumptions, many of which are subjective in nature, and the varying inputs and techniques used by appraisers, the Company recognizes that valuations could differ across a wide spectrum of valuation techniques employed and accordingly, fair value estimates for impaired loans are classified as Level 3.

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

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at December 31, 2022 and 2021:

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

Note 21 - Fair Value Disclosures (continued)

Securities (continued)

The carrying amounts and estimated fair value of our financial instruments are as follows:

			Fair Value at December 31, 2022
			Quoted
			Prices in
			Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
	Carrying		Assets	Inputs	Inputs
(In thousands)	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Cash and cash equivalents	$95,308	$95,308	$95,308	$—	$—
Certificates of deposit	100	100	—	100	—
Marketable equity securities	18,041	18,041	18,041	—	—
Securities available for sale	1	1	—	1	—
Securities held to maturity	26,395	22,865	—	22,865	—
Loans receivable	1,212,219	1,191,483	—	—	1,191,483
Investments in restricted stock	1,238	1,238	—	1,238	—
Accrued interest receivable	8,597	8,597	—	8,597	—
Financial Liabilities
Deposits	1,121,955	1,121,107	—	1,121,107	—
FHLB of New York advances	21,000	19,437	—	19,437	—

			Fair Value at December 31, 2021
			Quoted
			Prices in
			Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
	Carrying		Assets	Inputs	Inputs
(In thousands)	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Cash and cash equivalents	$152,269	$152,269	$152,269	$—	$—
Certificates of deposit	100	100	—	100	—
Marketable equity securities	19,943	19,943	19,943	—	—
Securities available for sale	1	1	—	1	—
Securities held to maturity	17,880	17,620	—	17,620	—
Loans receivable	968,093	968,247	—	—	968,247
Investments in restricted stock	1,569	1,569	—	1,569	—
Accrued interest receivable	4,283	4,283	—	4,283	—
Financial Liabilities
Deposits	927,164	929,003	—	929,003	—
FHLB of New York advances	28,000	28,283	—	28,283	—

Northeast Community Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 22 – Related Party Transactions

The Company had no loans to related parties at December 31, 2022 and 2021.  In addition, the Company did not originate any loans to related parties in 2022 and 2021.  Deposits of related parties at the Company totaled $2.4 million and $1.7 million at December 31, 2022 and 2021, respectively.

Kevin P. O’Malley is an attorney with Kevin P. O’Malley, P.C., a law firm that provides construction loan closing services to borrowers of the Company.  During the fiscal year ended December 31, 2022 and 2021, construction loan borrowers of the Company paid $835,000 and $780,000 respectively in legal fees to Mr. O’Malley’s law firm in connection with closing of construction loans.  In addition, in fiscal year 2022 and 2021, the Company paid Mr. O’Malley’s law firm $3,000 and $26,000 for legal services provided on a corporate related matter.

Note 23 – Revenue Recognition

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

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset).  A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer.  The Company’s noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals such as referral fees based month end reports.  Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized.  The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances.  As of December 31, 2022, the Company did not have any significant contract balances.

All of the Company’s revenue from contracts with customers within the scope of ASC 606 is recognized within noninterest income. The following table presents the Company’s sources of noninterest income for the years ended December 31, 2022 and 2021.  Sources of revenue outside the scope of ASC 606 are noted as such:

	December 31,
	2022	2021

	(In Thousands)
Non-interest income:
Deposit-related fees and charges	$67	$71
Loan-related fees and charges(1)	1,064	828
Electronic banking fees and charges	863	669
Gain on disposition of equipment(1)	98	7
Income from bank owned life insurance(1)	604	600
Investment advisory fees	474	514
Realized and unrealized loss on equity securities(1)	(1,573)	(389)
Miscellaneous(1)	86	54
Total non-interest income	$1,683	$2,354
(1)	Not within the scope of ASC 606.

Northeast Community Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 23 – Revenue Recognition (continued)

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

Note 24 – Recent Accounting Pronouncements

Accounting Standards Pending Adoption:

Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets. This standard, along with several other subsequent codification updates, replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses that are expected to occur over the remaining life of a financial asset and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments in this update require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The new current expected credit losses model (“CECL”) will apply to the allowance for loan losses, available-for-sale and held-to-maturity debt securities, purchased financial assets with credit deterioration and certain off-balance sheet credit exposures.

In adoption of ASU 2016-13 effective on January 1, 2023, the Company has finalized the methodology determination, software models, quantitative framework, and policies and procedures for how to determine expected credit losses under the new guidance. Management is finalizing the qualitative component of the CECL calculation and is working with an independent third-party consultant to review internal procedures, policies, assumptions, and validate system models.

Northeast Community Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 24 – Recent Accounting Pronouncements (continued)

Reference Rate Reform (Topic 848)

In January 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, March 2020, to provide temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate. Entities can elect not to apply certain modification accounting requirements to contracts affected by what the guidance calls “reference rate reform” if certain criteria are met. An entity that makes this election would not have to remeasure the contracts at the modification date or reassess a previous accounting determination. Also, entities can elect various optional expedients that would allow them to continue applying hedge accounting for hedging relationships affected by reference rate reform if certain criteria are met, and can make a one-time election to sell and/or reclassify held-to-maturity debt securities that reference an interest rate affected by reference rate reform. The amendments in this ASU are effective for all entities upon issuance through December 31, 2022. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which extends the sunset (or expiration) date of Accounting Standards Codification (ASC) Topic 848 to December 31, 2024. This gives reporting entities two additional years to apply the accounting relief provided under ASC Topic 848 for matters related to reference rate reform. ASU 2022-06 is effective for all reporting entities immediately upon issuance and must be applied on a prospective basis. This Update is not expected to have a significant impact on the Company’s financial statements.

Fair Value Measurement (Topic 820)

In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820) – Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. This amendment clarifies the guidance in Topic 820, Fair Value Measurement, when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security. It also introduces new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820. The amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted. The amendments will be applied prospectively, with any adjustments from the adoption of the amendments recognized in earnings and disclosed on the date of adoption. This Update is not expected to have a significant impact on the Company’s financial statements.

Presentation of Financial Statements (Topic 205)

In August 2022, the FASB issued ASU 2022-06, Presentation of Financial Statements (Topic 205), Financial Services – Depository and Lending (Topic 942), and Financial Services – Investment Companies (Topic 946): Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10786, Amendments to Financial Disclosures about Acquired and Disposed Businesses, and No. 33-10835, Update of Statistical Disclosures for Bank and Savings and Loan Registrants (SEC Update), to amend SEC paragraphs in the Accounting Standards Codification to reflect the issuance of SEC Release No. 33-10786, Amendments to Financial Disclosures about Acquired and Disposed Businesses, and No. 33-10835, Update of Statistical Disclosures for Bank and Savings and Loan Registrants. This ASU was effective upon issuance and did not have a significant impact on the Company’s financial statements.

Note 25 - Subsequent Events

The Company has evaluated subsequent events for potential recognition and/or disclosure through the date these consolidated financial statements were issued.

Northeast Community Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 26 – Parent Company Only Financial Information

The following are the condensed financial statements for Northeast Community Bancorp, Inc. (Parent company only) as of December 31, 2022 and 2021 and for the years then ended.

Condensed Statements of Financial Condition

	December 31,
	2022	2021

	(In Thousand)
Assets
Cash and due from banks	$20,334	$44,388
Investment in subsidiary	220,706	194,497
Loans receivable, net of allowance for loan losses of $92 and $29, respectively(1)	13,688	4,477
ESOP loan receivable	8,177	8,973
Total Assets	$262,905	$252,335
Liabilities and Stockholders’ Equity
Accounts payable and accrued expenses	$916	$953
Total Liabilities	916	953
Total Stockholders’ Equity	261,989	251,382
Total Liabilities and Stockholders’ Equity	$262,905	$252,335
(1)	Represents participation loans purchased from the Bank

Northeast Community Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 26 – Parent Company Only Financial Information (continued)

Condensed Statements of Income and Comprehensive Income

	Years Ended December 31,
	2022	2021

	(In Thousand)
Interest income – loans	$240	$287
Interest income – ESOP loan	377	289
Interest income – interest-earning deposits	343	1
Provision for loan losses	—	—
Operating expenses	(956)	(248)
Income before Income Tax Expense and Equity in Undistributed Earnings of Subsidiary	4	329
Income tax expense	1	82
Income before Equity in Undistributed Earnings of Subsidiary	3	247
Equity in undistributed earnings of subsidiary	24,840	11,658
Net Income	$24,843	$11,905
Comprehensive Income	$25,138	$11,951

Statements of Cash Flow

	Years Ended December 31,
	2022	2021

	(In Thousand)
Cash Flows from Operating Activities
Net income	$24,843	$11,905
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiary	(24,840)	(11,658)
Increase in other liabilities	544	161
Net Cash Provided by Operating Activities	547	408
Cash Flows from Investing Activities
Repayment of ESOP loan	796	906
Net increase in loans	(9,211)	(560)
Capital infusion to subsidiary	—	(47,511)
Net Cash (Used in) Provided by Investing Activities	(8,415)	(47,165)
Cash Flows from Financing Activities
Cash dividends paid	(6,868)	(2,261)
Loan to ESOP	—	(7,828)
Issuance of common stock	—	95,390
Stock repurchase	(9,318)	—
Net Cash Provided by (Used in) Financing Activities	(16,186)	85,301
Net Increase (Decrease) in Cash and Cash Equivalents	(24,054)	38,544
Cash and Cash Equivalents – Beginning	44,388	5,844
Cash and Cash Equivalents – Ending	$20,334	$44,388

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHEAST COMMUNITY BANCORP, INC.

Dated:	March 30, 2023	By:	/s/ Kenneth A. Martinek
Kenneth A. Martinek
Chairman and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Kenneth A. Martinek	Chairman and Chief Executive Officer	March 30, 2023
Kenneth A. Martinek	(Principal Executive Officer)

/s/ Jose M. Collazo	President, Chief Operating Officer and Director	March 30, 2023
Jose M. Collazo

/s/ Donald S. Hom	Executive Vice President and Chief Financial Officer	March 30, 2023
Donald S. Hom	(Principal Financial and Accounting Officer)

/s/ Diane B. Cavanaugh	Director	March 30, 2023
Diane B. Cavanaugh

/s/ Charles M. Cirillo	Director	March 30, 2023
Charles M. Cirillo

/s/ Eugene M. Magier	Director	March 30, 2023
Eugene M. Magier

/s/ Charles A. Martinek	Director	March 30, 2023
Charles A. Martinek

/s/ John F. McKenzie	Director	March 30, 2023
John F. McKenzie

/s/ Kevin P. O’Malley	Director	March 30, 2023
Kevin P. O’Malley

/s/ Kenneth H. Thomas	Director	March 30, 2023
Kenneth H. Thomas

/s/ Linda M. Swan	Director	March 30, 2023
Linda M. Swan