Form 10-Q
period 2023-03-31
NorthEast Community Bancorp, Inc./MD/
filed 2023-05-12
CIK 1847398

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

As of May 11, 2023, there were 15,092,179 shares of the registrant’s common stock outstanding.

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

NORTHEAST COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	March 31,	December 31,
	2023	2022

	(In thousands, except share
	and per share amounts)
ASSETS
Cash and amounts due from depository institutions	$14,330	$13,210
Interest-bearing deposits	62,715	82,098
Total cash and cash equivalents	77,045	95,308
Certificates of deposit	100	100
Equity securities	18,266	18,041
Securities available-for-sale, at fair value	-	1
Securities held-to-maturity ( net of allowance for credit losses of $136, fair value of $23,084 and $22,865, respectively )	26,108	26,395
Loans receivable	1,314,505	1,217,321
Deferred loan costs, net	369	372
Allowance for credit losses	(4,066)	(5,474)
Net loans	1,310,808	1,212,219
Premises and equipment, net	25,843	26,063
Investments in restricted stock, at cost	923	1,238
Bank owned life insurance	26,046	25,896
Accrued interest receivable	9,919	8,597
Goodwill	200	200
Real estate owned	1,456	1,456
Property held for investment	1,435	1,444
Right of Use Assets – Operating	2,182	2,312
Right of Use Assets – Financing	354	355
Other assets	2,055	5,338
Total assets	$1,502,740	$1,424,963
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing	$330,573	$376,302
Interest bearing	877,820	745,653
Total deposits	1,208,393	1,121,955
Advance payments by borrowers for taxes and insurance	3,753	2,369
Federal Home Loan Bank advances	14,000	21,000
Lease Liability – Operating	2,234	2,363
Lease Liability – Financing	542	533
Accounts payable and accrued expenses	11,315	14,754
Total liabilities	1,240,237	1,162,974

See notes to interim unaudited consolidated financial statements.

NORTHEAST COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (continued)

(Unaudited)

	March 31,	December 31,
	2023	2022

	(In thousands, except share
	and per share amounts)
Stockholders’ equity:
Preferred stock, $0.01 par value; 25,000,000 shares authorized; none issued or outstanding	$—	$—
Common stock, $0.01 par value; 75,000,000 shares authorized; 15,325,828 shares and 16,049,454 shares issued and outstanding, respectively	153	161
Additional paid-in capital	126,462	136,434
Unearned Employee Stock Ownership Plan (“ESOP”) shares	(7,215)	(7,432)
Retained earnings	142,940	132,670
Accumulated other comprehensive income	163	156
Total stockholders’ equity	262,503	261,989
Total liabilities and stockholders’ equity	$1,502,740	$1,424,963

See notes to interim unaudited consolidated financial statements.

NORTHEAST COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2023	2022

INTEREST INCOME:
Loans	$27,575	$13,061
Interest-earning deposits	703	54
Securities	233	158
Total Interest Income	28,511	13,273
INTEREST EXPENSE:
Deposits	5,552	1,178
Borrowings	112	161
Financing lease	9	9
Total Interest Expense	5,673	1,348
Net Interest Income	22,838	11,925
Provision for credit loss	1	—
Net Interest Income after Provision for Credit Loss	22,837	11,925
NON-INTEREST INCOME:
Other loan fees and service charges	607	391
Earnings on bank owned life insurance	150	148
Investment advisory fees	117	137
Unrealized gain (loss) on equity securities	225	(634)
Other	16	16
Total Non-Interest Income	1,115	58
NON-INTEREST EXPENSES:
Salaries and employee benefits	4,542	3,828
Occupancy expense	669	603
Equipment	304	290
Outside data processing	515	436
Advertising	49	54
Real estate owned expense	21	31
Other	2,091	1,978
Total Non-Interest Expenses	8,191	7,220
INCOME BEFORE PROVISION FOR INCOME TAXES	15,761	4,763
PROVISION FOR INCOME TAXES	4,517	1,118
NET INCOME	$11,244	$3,645

EARNINGS PER COMMON SHARE – BASIC	$0.77	$0.23
EARNINGS PER COMMON SHARE – DILUTED	0.77	NA
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC	14,649	15,523
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – DILUTED	14,696	NA

See notes to interim unaudited consolidated financial statements.

NORTHEAST COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2023	2022

	(In thousands)
Net Income	$11,244	$3,645
Other comprehensive income:
Defined benefit pension:
Reclassification adjustments out of accumulated other comprehensive income:
Amortization of actuarial loss (gain)¹	(8)	7
Actuarial loss arising during period	18	17
Total	10	24
Income tax effect²	(3)	(5)
Total other comprehensive income	7	19
Total Comprehensive Income	$11,251	$3,664

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

NORTHEAST COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Three Months Ended March 31, 2023 and 2022

(Unaudited)

						Accumulated
			Additional			Other
	Number of	Common	Paid- in	Unearned	Retained	Comprehensive
	Shares, net	Stock	Capital	ESOP Shares	Earnings	Loss	Total

	(In thousands, except share and per share amounts)

Balance – December 31, 2022	16,049,454	$161	$136,434	$(7,432)	$132,670	$156	$261,989
Net income	—	—	—	—	11,244	—	11,244
Other comprehensive income	—	—	—	—	—	7	7
Cash dividend declared ($0.06 per share)	—	—	—	—	(875)	—	(875)
Stock repurchases	(723,626)	(8)	(10,514)	—	—	—	(10,522)
Compensation expense related to restricted stock awards	—	—	241	—	—	—	241
Compensation expense related to stock options	—	—	192	—	—	—	192
Cumulative effect of adoption of ASU 2016-13	—	—	—	—	(99)	—	(99)
ESOP shares earned	—	—	109	217	—	—	326
Balance – March 31, 2023	15,325,828	$153	$126,462	$(7,215)	$142,940	$163	$262,503

						Accumulated
			Additional			Other
	Number of	Common	Paid- in	Unearned	Retained	Comprehensive
	Shares, net	Stock	Capital	ESOP Shares	Earnings	Loss	Total

	(In thousands, except share and per share amounts)

Balance – December 31, 2021	16,377,936	$164	$145,335	$(8,301)	$114,323	$(139)	$251,382
Net income	—	—	—	—	3,645	—	3,645
Other comprehensive income	—	—	—	—	—	19	19
Cash dividend declared ($0.06 per share)	—	—	—	—	(931)	—	(931)
ESOP shares earned	—	—	41	217	—	—	258
Balance - March 31, 2022	16,377,936	$164	$145,376	$(8,084)	$117,037	$(120)	$254,373

See notes to interim unaudited consolidated financial statements.

NORTHEAST COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2023	2022

	(In thousands)
Cash Flows from Operating Activities:
Net income	$11,244	$3,645
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of securities premiums and discounts, net	10	1
Provision for credit losses	1	-
Depreciation	316	299
Net amortization of deferred loan fees and costs	119	132
Deferred income tax benefit	(89)	(26)
Unrealized (gain) loss recognized on equity securities	(225)	634
Earnings on bank owned life insurance	(150)	(148)
ESOP compensation expense	326	258
Compensation expense related to stock options	192	-
Compensation expense related to restricted stock	241	-
Increase in accrued interest receivable	(1,322)	(460)
Decrease in other assets	3,543	1,285
Decrease in accounts payable - loan closing	(2,705)	(2,616)
Decrease in accounts payable and accrued expenses	(552)	(2,176)
Net Cash Provided by Operating Activities	10,949	828
Cash Flows from Investing Activities:
Net increase in loans	(102,613)	(34,514)
Proceeds from sale of loans	3,708	251
Principal repayments on securities available-for-sale	1	—
Principal repayments on securities held-to-maturity	142	240
Redemptions of restricted stock	315	315
Purchases of premises and equipment	(96)	(1,883)
Net Cash Used in Investing Activities	(98,543)	(35,591)
Cash Flows from Financing Activities:
Net increase in deposits	86,438	64,774
Repayment of FHLB of NY advances	(7,000)	(7,000)
Stock repurchases	(10,522)	—
Increase in advance payments by borrowers for taxes and insurance	1,384	387
Cash dividends paid	(969)	(983)
Net Cash Provided by Financing Activities	69,331	57,178
Net (Decrease) Increase in Cash and Cash Equivalents	(18,263)	22,415
Cash and Cash Equivalents – Beginning	95,308	152,269
Cash and Cash Equivalents – Ending	$77,045	$174,684

See notes to interim unaudited consolidated financial statements.

NORTHEAST COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

	Three Months Ended March 31,
	2023	2022

	(In thousands)
Supplementary Cash Flows Information:
Income taxes paid	$371	$—
Interest paid	$5,621	$1,322
Supplementary Disclosure of Non-Cash Investing and Financing Activities:
Dividends declared and not paid	$924	$983

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

The Bank is headquartered in White Plains, New York. The Bank was founded in 1934 and is a community oriented financial institution dedicated to serving the financial services needs of individuals and businesses within its market area. The Bank currently conducts business through its eleven branch offices located in Bronx, New York, Orange, Rockland, and Sullivan Counties in New York and Essex, Middlesex and Norfolk Counties in Massachusetts and three loan production offices located in White Plains, New York, New City, New York, and Danvers, Massachusetts.

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

Principal of Consolidations:

The accompanying unaudited consolidated financial statements include the accounts of the Company, the Bank, NECP, NECB Financial, 72 West Eckerson, 166 Route 59 Realty, and 3 Winterton Realty LLC (collectively the “Company”) and have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All significant inter-company accounts and transactions have been eliminated in consolidation. The accounting and reporting policies of the Company and its subsidiaries conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”) and to the rules and regulations of the Securities and Exchange Commission (the “SEC”), including the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. The unaudited consolidated interim financial information should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2022.

In the opinion of the Company, all adjustments (consisting only of normal recurring accruals) that are necessary for a fair presentation of the operating results for the interim periods have been included. The results of operations for periods of less than a year are not necessarily indicative of results for the full year or any other period.

Use of Estimates:

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenue and expenses during the reporting period. Estimates that are particularly susceptible to change in the near term are used in connection with the determination of the allowance for credit losses, the review of the need for a valuation allowance of the Company’s deferred tax assets and the fair value of financial instruments.

Accounting Pronouncements Adopted in 2023:

Effective January 1, 2023, the Company adopted Accounting Standards Topic 326, “Financial Instruments – Credit Losses” which replaced the previously existing U.S. GAAP “incurred loss” approach to “expected credit losses” approach, which is referred as Current Expected Credit Losses (“CECL”). CECL measures the credit loss associated with financial assets carried at amortize cost, including loan receivables, held-to-maturity debt securities, off balance sheet credit exposures.

The company adopted Topic 326 using the modified retrospective method for all financial assets measured at amortized cost and off-balances sheet exposures. Results for reporting periods beginning after January 1, 2023 are presented under Topic 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP. Upon adoption, we recorded a cumulative-effect adjustment totaling $134,000, or $99,000, net of tax, to reduce retained earnings. The transition adjustment includes the adoption and changes to the three applicable components of the allowance for credit losses (“ACL”): a decrease of $1.6 million in the allowance for credit losses related to loans, an increase of $132,000 in the allowance for credit losses related to held-to-maturity debt securities, and an increase of $1.6 million in the allowance for credit losses related to off-balance sheet items.

The following table illustrates the impact of adopting ASC 326:

	January 1, 2023
	Pre-adoption	Adoption Impact	As Reported

	(In Thousands)
Assets
ACL on debt securities held-to-maturity
Municipal Bonds	$-	$132	$132
ACL on loan receivables
Residential real estate	528	895	1,423
Non-residential real estate	131	7	138
Construction	3,835	(2,086)	1,749
Commercial and industrial	955	(437)	518
Consumer	18	44	62
Unallocated	7	(7)	-

Liabilities
ACL for off-balance sheet exposure	-	1,586	1,586
	$5,474	$134	$5,608

Allowance for Credit Losses - Loans

The allowance for credit losses related to loans is a valuation reserve established and maintained by charges against income and is deducted from the amortized cost basis of loans to present the net amount expected to be collected on the loans. Loans, or portions thereof, are charged off against the ACL when they are deemed uncollectible. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off.

The ACL is an estimate of expected credit losses, measured over the contractual life of a loan, that considers our historical loss experience, current conditions and forecasts of future economic conditions. Determination of an appropriate ACL is inherently subjective and may have significant changes from period to period.

The methodology for determining the ACL has two main components: evaluation of expected credit losses for certain groups of homogeneous loans that share similar risk characteristics and evaluation of loans that do not share risk characteristics with other loans.

The allowance for credit losses related to loans is measured on a collective (pool) basis when similar risk characteristics exist. If the risk characteristics of a loan change, such that they are no longer similar to other loans in the pool, the Company will evaluate the loan with a different pool of loans that share similar risk characteristics. If the loan does not share risk characteristics with other loans, the Company will evaluate the loan on an individual basis. The Company evaluates the pooling methodology at least annually. Loans are charged off against the allowance for credit losses related to loans when the Company believes the balances to be uncollectible. Expected recoveries do not exceed the aggregate of amounts previously charged off or expected to be charged off.

The Company has chosen to segment its portfolio consistent with the manner in which it manages credit risk. Such segments include residential real estate, non-residential real estate, construction, commercial and industrial business, and consumer. For most segments the Company calculates estimated credit losses using a probability of default and loss given default methodology, the results of which are applied to each individual loan within the segment. The point in time probability of default and loss given default are then conditioned by macroeconomic scenarios to incorporate reasonable and supportable forecasts that affect the collectability of the reported amount.

The Company estimates the allowance for credit losses related to loans via a quantitative analysis which considers relevant available information from internal and external sources related to past events and current conditions, as well as the incorporation of reasonable and supportable forecasts. The Company evaluates a variety of factors including third party economic forecasts, industry trends and other available published economic information in arriving at its forecasts. Expected credit losses are estimated over the contractual term of the loans, adjusted for expected prepayments when appropriate. The contractual term excludes expected extensions, renewals, and modifications unless either of the following applies: management has a reasonable expectation at the reporting date that a troubled debt restructuring will be executed with an individual borrower or the renewal option is included in the original or modified contract at the reporting date and are not unconditionally cancelable by the Company.

Also included in the allowance for credit losses related to loans are qualitative reserves to cover losses that are expected but, in the Company’s assessment, might not be adequately represented in the quantitative analysis or the forecasts described above. Factors that the Company considers include changes in lending policies and procedures, business conditions, the nature and size of the portfolio, portfolio concentrations, the volume and severity of past due loans and non-accrual loans, the effect of external factors such as competition, legal and regulatory requirements, among others. Qualitative loss factors are applied to each portfolio segment with the amounts judgmentally determined by the relative risk to the most severe loss periods identified in the historical loan charge-offs of the Company.

The Company has elected to exclude accrued interest receivable from the measurement of its ACL. When a loan is placed on non-accrual status, any outstanding accrued interest is reversed against interest income.

On a case-by-case basis, the Company may conclude that a loan should be evaluated on an individual basis based on the loan’s disparate risk characteristics. When the Company determines that a loan no longer shares similar risk characteristics with other loans in the portfolio, the allowance will be determined on an individual basis using the present value of expected cash flows or, the loan’s observable market price or, for collateral-dependent loans, the fair value of the collateral as of the reporting date, less estimated selling costs, as applicable. If the fair value of the collateral is less than the amortized cost basis of the loan, the Company will charge off the difference between the fair value of the collateral, less costs to sell at the reporting date and the amortized cost basis of the loan.

Allowance for Credit Losses – Held-to-Maturity Debt Securities

The allowance for credit losses related to held-to-maturity debt securities is a valuation reserve established and maintained by charges against income and is deducted from the amortized cost basis of held-to-maturity debt securities to present the net amount expected to be collected on the held-to-maturity debt securities. Losses, or portions thereof, are charged off against the ACL when they are deemed uncollectible. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off.

The Company has elected to exclude accrued interest receivable from the measurement of its ACL. When an investment is placed on non-accrual status, any outstanding accrued interest is reversed against interest income.

Allowance for Credit Losses Related to Off-Balance Sheet Credit Exposures

The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The allowance for credit losses related to off-balance sheet credit exposures is adjusted through credit loss expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life.

Note 2 — Regulatory Capital

The Company and the Bank are subject to regulatory capital requirements promulgated by the federal banking agencies. The Federal Reserve establishes capital requirements, including well capitalized standards, for the consolidated bank holding company, and the FDIC has similar requirements for the Company’s subsidiary bank. The Bank met all capital adequacy requirements to which it was subject as of March 31, 2023 and December 31, 2022.

The following table presents information about the Bank’s capital levels at the dates presented:

			Regulatory Capital Requirements
			Minimum Capital					For Classification as
	Actual		Adequacy(1)					Well-Capitalized
	Amount	Ratio	Amount			Ratio		Amount			Ratio

	(Dollars in Thousands)
As of March 31, 2023:
Total capital (to risk-weighted assets)	$237,412	14.11%	$	≥	134,605	≥	8.00%	$	≥	168,256	≥	10.00%
Tier 1 capital (to risk-weighted assets)	231,855	13.78		≥	100,954	≥	6.00		≥	134,605	≥	8.00
Common equity tier 1 capital (to risk-weighted assets)	231,855	13.78		≥	75,715	≥	4.50		≥	109,367	≥	6.50
Core (Tier 1) capital (to adjusted total assets)	231,855	16.21		≥	57,202	≥	4.00		≥	71,503	≥	5.00
As of December 31, 2022:
Total capital (to risk-weighted assets)	$222,728	13.66%	$	≥	130,429	≥	8.00%	$	≥	163,036	≥	10.00%
Tier 1 capital (to risk-weighted assets)	217,283	13.33		≥	97,822	≥	6.00		≥	130,429	≥	8.00
Common equity tier 1 capital (to risk-weighted assets)	217,283	13.33		≥	73,366	≥	4.50		≥	105,973	≥	6.50
Core (Tier 1) capital (to adjusted total assets)	217,283	16.50		≥	52,687	≥	4.00		≥	65,858	≥	5.00
(1)	Ratios do not include the capital conservation buffer.

Based on the most recent notification by the FDIC, the Bank was categorized as “well capitalized” under the regulatory framework for prompt corrective action. There have been no conditions or events that have occurred since notification that management believes have changed the Bank’s category.

Note 3 — Equity Securities

The following table is the schedule of equity securities at March 31, 2023 and December 31, 2022. The equity securities consists of our investment in a market-rate bond mutual fund that invests in high quality fixed income bonds, mainly government agency securities whose proceeds are designed to positively impact community development throughout the United States. The mutual fund focuses exclusively on providing affordable housing for low- and moderate-income borrowers and renters within our delineated lending areas, including those in majority minority census tracts.

	March 31,	December 31,
	2023	2022

	(In Thousands)
Equity Securities, at Fair Value	$18,266	$18,041

The following is a summary of unrealized gain or loss recognized in net income on equity securities during the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022

	(In Thousands)

Net gain (loss) recognized on equity securities during the period	$225	$(634)
Less: Net losses realized on the sale of equity securities during the period	—	—
Unrealized net gain (loss) recognized on equity securities held at the reporting date	$225	$(634)

Note 4 — Securities Available-for-Sale

The Company’s portfolio of securities available-for-sale totaled zero and $1,000 at March 31, 2023 and December 31, 2022, respectively.

The following table is the schedule of securities available-for-sale at December 31, 2022:

	December 31, 2022
		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for	Fair
	Cost	Gains	Losses	Credit Loss	Value

	(In Thousands)
Mortgage-backed securities – residential:
Federal Home Loan Mortgage Corporation	$1	$—	$—	$—	$1
	$1	$—	$—	$—	$1

There were no sales of securities available-for-sale as of March 31, 2023 and December 31, 2022.

At March 31, 2023 and December 31, 2022, the Company had no unrealized loss.

Note 5 — Securities Held-to-Maturity

The following table summarizes the Company’s portfolio of securities held-to-maturity at March 31, 2023 and December 31, 2022.

	March 31, 2023
		Gross	Gross		Allowance
	Amortized	Unrealized	Unrealized	Fair	for
	Cost	Gains	Losses	Value	Credit Loss

	(In Thousands)
Mortgage-backed securities – residential:
Government National Mortgage Association	$512	$	$13	$499	$—
Federal Home Loan Mortgage Corporation	939	—	116	823	—
Federal National Mortgage Association	2,229	—	230	1,999	—
Collateralized mortgage obligations – GSE	3,017	—	492	2,525	—
Total mortgage-backed securities	6,697	—	851	5,846	—
Municipal Bonds	9,541	—	2,269	7,272	136
U.S. Treasury securities	10,006	—	40	9,966	—
	$26,244	$—	$3,160	$23,084	$136

	December 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In Thousands)
Mortgage-backed securities – residential:
Government National Mortgage Association	$523	$—	$18	$505
Federal Home Loan Mortgage Corporation	961	—	129	832
Federal National Mortgage Association	2,308	—	250	2,058
Collateralized mortgage obligations – GSE	3,043	—	506	2,537
Total mortgage-backed securities	6,835	—	903	5,932
Municipal Bonds	9,546	—	2,524	7,022
U.S. Treasury securities	10,014	—	103	9,911
	$26,395	$—	$3,530	$22,865

Contractual final maturities of mortgage-backed securities, municipal bonds, U.S. Treasury securities were as follows at March 31, 2023:

	March 31, 2023
	Amortized	Fair
	Cost	Value

	(In Thousands)
Due within one year	$10,552	$10,432
Due after one but within five years	1,610	1,288
Due after five but within ten years	3,011	2,470
Due after ten years	11,071	8,894
	$26,244	$23,084

The maturities shown above are based upon contractual final maturity. Actual maturities will differ from contractual maturities due to scheduled monthly repayments and due to the underlying borrowers having the right to prepay their obligations.

The following table presents the activity in the allowance for credit losses for debt securities held-to-maturity:

Municipal
Bonds
Balance – December 31, 2022	$-

Impact of adopting ASC 326	132
Provision for credit loss	4

Balance – March 31, 2023	$136

The age of unrealized losses and the fair value of related securities held-to-maturity, for which an allowance for credit losses was not deemed necessary, were as follows:

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

	(In Thousands)
March 31, 2023:
Mortgage-backed securities - residential:
Government National Mortgage Association	$499	$13	$—	$—	$499	$13
Federal Home Loan Mortgage Corporation	—	—	823	116	823	116
Federal National Mortgage Association	—	—	1,996	230	1,996	230
Collateralized mortgage obligations – GSE	—	—	2,525	492	2,525	492
Total mortgage-backed securities	499	13	5,344	838	5,843	851
U.S. Treasury securities	9,966	40	—	—	9,966	40
	$10,465	$53	$5,344	$838	$15,809	$891

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

	(In Thousands)
December 31, 2022:
Mortgage-backed securities - residential:
Government National Mortgage Association	$505	$18	$—	$—	$505	$18
Federal Home Loan Mortgage Corporation	—	—	824	129	824	129
Federal National Mortgage Association	478	33	1,580	217	2,058	250
Collateralized mortgage obligations – GSE	1,777	344	759	162	2,536	506
Total mortgage-backed securities	2,760	395	3,163	508	5,923	903
Municipal Bonds	444	39	6,578	2,485	7,022	2,524
U.S. Treasury securities	9,911	103	—	—	9,911	103
	$13,115	$537	$9,741	$2,993	$22,856	$3,530

At March 31, 2023, thirty-four mortgage-backed securities and two U.S. Treasury notes had unrealized loss due to interest rate volatility. Management concluded that the unrealized loss reflected above was temporary in nature since the unrealized loss was related primarily to market interest rates volatility, and not related to the underlying credit quality of the issuers of the securities. Additionally, the Company has the ability and intent to hold the securities for the time necessary to recover the amortized cost. At December 31, 2022, there were thirty-five mortgage-backed securities, six municipal bonds and two U.S. Treasury notes had unrealized loss due to interest rate volatility.

Credit Quality Indicators

The held to maturity securities portfolio consists of agency mortgage-backed securities, U.S. Treasuries and municipal bonds. All agency mortgage-backed securities and U.S. Treasuries are issued by U.S. government entities and agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. The six municipal bonds in the portfolio carry no lower than A ratings from the rating agencies at March 31, 2023 and have a long history of no credit losses. The Company regularly monitors the municipal bonds sector of the market and reviews collectability including such factors as the financial condition of the issuers as well as credit ratings in effect as of the reporting period.

Note 6 — Loans Receivable and the Allowance for Credit Losses

Loans are stated at unpaid principal balances plus net deferred loan origination fees and costs less an allowance for credit losses. Interest on loans receivable is recorded on the accrual basis. An allowance for uncollected interest is established on loans where management has determined that the borrowers may be unable to meet contractual principal and/or interest obligations or where interest or principal is 90 days or more past due, unless the loans are well secured with a reasonable expectation of collection. When a loan is placed on nonaccrual, an allowance for uncollected interest is established and charged against current income. Thereafter, interest income is not recognized unless the financial condition and payment record of the borrower warrant the recognition of interest income. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectability of the total contractual principal and interest is no longer in doubt. Interest on loans that have been restructured is accrued according to the renegotiated terms. Net loan origination fees and costs are deferred and amortized into interest income over the contractual lives of the related loans by use of the level yield method. Past due status of loans is based upon the contractual due date. Prepayment penalties received on loans which pay in full prior to the scheduled maturity are included in interest income in the period the prepayment penalties are collected.

The composition of loans were as follows at March 31, 2023 and December 31, 2022:

	March 31,	December 31,
	2023	2022

	(In Thousands)
Residential real estate:
One-to-four family	$5,401	$5,467
Multi-family	124,996	123,385
Mixed-use	29,096	21,902
Total residential real estate	159,493	150,754
Non-residential real estate	21,662	25,324
Construction	1,008,781	930,628
Commercial and industrial	123,533	110,069
Consumer	1,036	546
Total Loans	1,314,505	1,217,321
Deferred loan costs, net	369	372
Allowance for credit losses	(4,066)	(5,474)
	$1,310,808	$1,212,219

Loans serviced for the benefit of others totaled approximately $26,112,000 and $22,350,000 at March 31, 2023 and December 31, 2022, respectively. The value of mortgage servicing rights was not material at March 31, 2023 and December 31, 2022.

The allowance for credit losses on loans represents management’s estimate of losses inherent in the loan portfolio as of the statement of financial condition date and is recorded as a reduction to loans. The allowance for credit losses is increased by the provision for credit losses, and decreased by charge-offs, net of recoveries. Loans deemed to be uncollectible are charged against the allowance for credit losses, and subsequent recoveries, if any, are credited to the allowance. All, or part, of the principal balance of loans receivable are charged off to the allowance as soon as it is determined that the repayment of all, or part, of the principal balance is highly unlikely.

The allowance for credit losses on loans is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. Management performs a quarterly evaluation of the adequacy of the allowance. The allowance is based on the relevant available information from internal and external sources related to past events and current conditions, as well as the incorporation of reasonable and supportable forecasts. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revision as more information becomes available.

The following tables summarize the allocation of the allowance for credit losses based upon the calculation methodology described in Note 1, and loans receivable by loan class and credit loss method at March 31, 2023 and December 31, 2022:

At March 31, 2023:

		Non-		Commercial
	Residential	residential		and
	Real Estate	Real Estate	Construction	Industrial	Consumer	Unallocated	Total

	(In Thousands)
Allowance for credit losses:
Ending balance	$1,474	$122	$1,842	$506	$122	$—	$4,066
Ending balance: individually evaluated for credit loss	$—	$—	$—	$—	$—	$—	$—
Ending balance: collectively evaluated for credit loss	$1,474	$122	$1,842	$506	$122	$—	$4,066
Loans receivable:
Ending balance	$159,493	$21,662	$1,008,781	$123,533	$1,036	$—	$1,314,505
Ending balance: individually evaluated for credit loss	$—	$—	$—	$—	$—	$—	$—
Ending balance: collectively evaluated for credit loss	$159,493	$21,662	$1,008,781	$123,533	$1,036	$—	$1,314,505

At December 31, 2022:

		Non-		Commercial
	Residential	residential		and
	Real Estate	Real Estate	Construction	Industrial	Consumer	Unallocated	Total

	(In Thousands)
Allowance for loan losses:
Ending balance	$528	$131	$3,835	$955	$18	$7	$5,474
Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Ending balance: collectively evaluated for impairment	$528	$131	$3,835	$955	$18	$7	$5,474
Loans receivable:
Ending balance	$150,754	$25,324	$930,628	$110,069	$546	$—	$1,217,321
Ending balance: individually evaluated for impairment	$855	$—	$—	$—	$—	$—	$855
Ending balance: collectively evaluated for impairment	$149,899	$25,324	$930,628	$110,069	$546	$—	$1,216,466

The activity in the allowance for credit loss by loan class for the three months ended March 31, 2023 and 2022 was as follows:

		Non-		Commercial
	Residential	residential		and
	Real Estate	Real Estate	Construction	Industrial	Consumer	Unallocated	Total

	(In Thousands)
Allowance for credit losses:
Balance - December 31, 2022	$528	$131	$3,835	$955	$18	$7	$5,474
Impact of adopting ASC 326	895	7	(2,086)	(437)	44	(7)	(1,584)
Charge-offs	—	—	—	—	(21)	—	(21)
Recoveries	—	—	—	—	—	—	—
Provision (Benefit)	51	(16)	93	(12)	81	—	197
Balance -March 31, 2023	$1,474	$122	$1,842	$506	$122	$—	$4,066

		Non-		Commercial
	Residential	residential		and
	Real Estate	Real Estate	Construction	Industrial	Consumer	Unallocated	Total

	(In Thousands)
Allowance for loan losses:
Balance - December 31, 2021	$571	$381	$3,143	$973	$10	$164	$5,242
Charge-offs	—	—	—	—	(10)	—	(10)
Recoveries	43	53	—	—	—	—	96
Provision (Benefit)	(104)	(94)	249	(15)	17	(53)	—
Balance - March 31, 2022	$510	$340	$3,392	$958	$17	$111	$5,328

The Company has no individually evaluated loans at March 31, 2023, and there was no interest income recognized from individually evaluated loans as of March 31, 2023.

The following table shows our recorded investment, unpaid principal balance and allocated allowance for credit losses for loans that were considered impaired as of and for the periods presented:

As of and for the Three months Ended March 31, 2022:

				Three Months Ended March 31, 2022
	Recorded	Unpaid Principal	Related	Average Recorded	Interest Income
2022	Investment	Balance	Allowance	Investment	Recognized

	(In Thousands)
With no related allowance recorded:
Residential real estate-Multi-family	$865	$865	$—	$871	$6
Non-residential real estate	766	833	—	756	10
Construction	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
	1,631	1,698	—	1,627	16
With an allowance recorded	—	—	—	—	—

Total:
Residential real estate-Multi-family	865	865	—	871	6
Non-residential real estate	766	833	—	756	10
Construction	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
	$1,631	$1,698	$—	$1,627	$16

As of and for the Year Ended December 31, 2022:

	Recorded	Unpaid Principal	Related	Average Recorded	Interest Income
2022	Investment	Balance	Allowance	Investment	Recognized

	(In Thousands)
With no related allowance recorded:
Residential real estate-Multi-family	$855	$769	$—	$863	$43
Non-residential real estate	—	—	—	385	14
Construction	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
	855	769	—	1,248	57
With an allowance recorded	—	—	—	—	—

Total:
Residential real estate-Multi-family	855	769	—	863	43
Non-residential real estate	—	—	—	385	14
Construction	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
	$855	$769	$—	$1,248	$57

There were no non-accrual loans at March 31, 2023 and December 31, 2022, respectively.

The following tables provide information about delinquencies in our loan portfolio at the dates indicated.

Age Analysis of Past Due Loans as of March 31, 2023:

							Recorded
							Investment >
	30 – 59 Days	60 – 89 Days	Greater Than	Total Past		Total Loans	90 Days and
	Past Due	Past Due	90 Days	Due	Current	Receivable	Accruing

	(In Thousands)
Residential real estate:
One- to four-family	$—	$—	$—	$—	$5,401	$5,401	$—
Multi-family	—	—	—	—	124,996	124,996	—
Mixed-use	—	—	—	—	29,096	29,096	—
Non-residential real estate	—	—	—	—	21,662	21,662	—
Construction loans	—	—	—	—	1,008,781	1,008,781	—
Commercial and industrial loans	—	—	—	—	123,533	123,533	—
Consumer	—	—	—	—	1,036	1,036	—
	$—	$—	$—	$—	$1,314,505	$1,314,505	$—

Age Analysis of Past Due Loans as of December 31, 2022:

							Recorded
							Investment
	30 – 59 Days	60 – 89 Days	Greater Than	Total Past		Total Loans	> 90 Days and
	Past Due	Past Due	90 Days	Due	Current	Receivable	Accruing

	(In Thousands)
Residential real estate:
One- to four-family	$—	$—	$—	$—	$5,467	$5,467	$—
Multi-family	—	946	—	946	122,439	123,385	—
Mixed-use	—	—	—	—	21,902	21,902	—
Non-residential real estate	—	—	—	—	25,324	25,324	—
Construction loans	—	—	—	—	930,628	930,628	—
Commercial and industrial loans	—	—	—	—	110,069	110,069	—
Consumer	—	—	—	—	546	546	—
	$—	$946	$—	$946	$1,216,375	$1,217,321	$—

Credit Quality Indicators

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes loans individually to classify the loans as to credit risk. The Company uses the following definitions for risk ratings:

Pass – Loans that are well protected by the current net worth and paying capacity of the obligor (or guarantors, if any) or by the fair value, less cost to acquire and sell, of any underlying collateral in a timely manner.

Special Mention – Loans which do not currently expose the Company to a sufficient degree of risk to warrant an adverse classification but have some credit deficiencies or other potential weaknesses.

Substandard – Loans which are inadequately protected by the paying capacity and net worth of the obligor or the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.

Doubtful – Loans which have all of the weaknesses inherent in those classified as Substandard, with the added characteristic that the weaknesses present make collection or liquidation in full highly questionable and improbable, on the basis of currently existing facts, conditions and values.

The following table presents the risk category of loans at March 31, 2023 by loan segment and vintage year:

							Revolving	Revolving
	Term Loans Amortized Costs Basis by Origination Year						Loans	Loans
							Amortized	Converted
March 31, 2023	2023	2022	2021	2020	2019	Prior	Cost Basis	to Term	Total
Residential real estate
Risk Rating
Pass	$21,317	$58,791	$16,360	$10,871	$1,384	$49,848	$-	$-	$158,571
Special Mention	-	-	-	922	-	-	-	-	922
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total	$21,317	$58,791	$16,360	$11,793	$1,384	$49,848	$-	$-	$159,493

Residential real estate
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Non-residential real estate
Risk Rating
Pass	$-	$256	$2,217	$1,009	$387	$17,793	$-	$-	$21,662
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total	$-	$256	$2,217	$1,009	$387	$17,793	$-	$-	$21,662

Non-residential real estate
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Construction					-
Risk Rating
Pass	$46,203	$470,380	$303,372	$93,220	$45,091	$50,515	$-	$-	$1,008,781
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total	$46,203	$470,380	$303,372	$93,220	$45,091	$50,515	$-	$-	$1,008,781

Construction
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Commercial and industrial					-
Risk Rating
Pass	$15,027	$32,678	$28,357	$7,905	$4,710	$33,247	$-	$1,609	$123,533
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total	$15,027	$32,678	$28,357	$7,905	$4,710	$33,247	$-	$1,609	$123,533

Commercial and industrial
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Consumer					-
Risk Rating
Pass	$1,013	$-	$-	$-	$-	$23	$-	$-	$1,036
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total	$1,013	$-	$-	$-	$-	$23	$-	$-	$1,036

Consumer
Current period gross charge-offs	$21	$-	$-	$-	$-	$-	$-	$-	$21

Total					-
Risk Rating
Pass	$83,560	$562,105	$350,306	$113,005	$51,572	$151,426	$-	$1,609	$1,313,583
Special Mention	-	-	-	922	-	-	-	-	922
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total	$83,560	$562,105	$350,306	$113,927	$51,572	$151,426	$-	$1,609	$1,314,505

There were no non-performing loans at March 31, 2023.

The following table provides certain information related to the credit quality of our loan portfolio.

Credit Risk Profile by Internally Assigned Grade as of December 31, 2022:

	Residential	Non-residential		Commercial
	Real Estate	Real Estate	Construction	and Industrial	Consumer	Total

	(In Thousands)
Grade:
Pass	$148,953	$25,324	$930,628	$110,069	$546	$1,215,520
Special Mention	946	—	—	—	—	946
Substandard	855	—	—	—	—	855
Doubtful	—	—	—	—	—	—
	$150,754	$25,324	$930,628	$110,069	$546	$1,217,321

Modifications to Borrowers Experiencing Financial Difficulty:

Occasionally, the Company modifies loans to borrowers in financial distress by providing principal forgiveness, term extension, an other-than-insignificant payment delay, or interest rate reduction. When principal forgiveness is provided, the amount of forgiveness is charged-off against the allowance for credit losses.

In some cases, the Company provides multiple types of concessions on one loan. Typically, one type of concession, such as a term extension, is granted initially. If the borrower continues to experience financial difficulty, another concession, such as principal forgiveness, may be granted.

There were no loans modified to borrowers experiencing financial difficulty during the three months ended March 31, 2023 or the year ended December 31, 2022.

Allowance for Credit Losses on Off-Balance Sheet Commitments:

The following table presents the activity in the allowance for credit losses related to off-balance sheet commitments, that is included in Accounts Payable and Accrued Expenses on the consolidated statement of financial condition, for the three months ended March 31, 2023:

Allowance for
Credit Loss
Balance – December 31, 2022	$-

Impact of adopting ASC 326	1,586
Provision for credit loss	(200)

Balance – March 31, 2023	$1,386

Note 7 — Real Estate Owned (“REO”)

The Company owned one foreclosed property valued at approximately $1,456,000 at March 31, 2023 and $1,456,000 at December 31, 2022, consisting of an office building located in Pennsylvania. The property was acquired through foreclosure in December 2014.

Further declines in real estate values may result in impairment charges in the future. Routine holding costs are charged to expense as incurred and improvements to real estate owned that enhance the value of the real estate are capitalized. REO expense recorded in the consolidated statements of income amounted to $21,000 and $31,000 for the three months ended March 31, 2023 and 2022, respectively.

Note 8 — Federal Home Loan Bank of New York (“FHLB”) Advances

FHLB advances are summarized as follows at March 31, 2023 and December 31, 2022:

	March 31,		December 31,
	2023		2022
		Weighted Average		Weighted Average
	Amount	Interest Rate	Amount	Interest Rate

	(Dollars in Thousands)
Advances maturing in:
One year or less	$7,000	2.86%	$7,000	2.83%
After one to three years	—	—%	7,000	2.86%
After five years (due 2030)	7,000	1.61%	7,000	1.61%
	$14,000	2.24%	$21,000	2.43%

At March 31, 2023, none of the above advances were subject to early call or redemption features. All advances had fixed interest rates and the term of the advance ranges between 2 and 10 years. At March 31, 2023, the advances were secured by a pledge of the Company’s investment in the capital stock of the FHLB and a blanket assignment of the Company’s otherwise unpledged qualifying mortgage loans. At March 31, 2023, these unpledged qualifying mortgage loans were not pledged to any company other than the FHLB. At March 31, 2023, the Company had the ability to borrow $35.5 million, net of  $14.0 million in outstanding advances, from the FHLB and $8.0 million from Atlantic Community Bankers Bank (“ACBB”).

Note 9 — Benefits Plans

Outside Director Retirement Plan (“DRP”)

The DRP is an unfunded non-contributory defined benefit pension plan covering all non-employee directors meeting eligibility requirements as specified in the plan document. The following table sets forth information regarding the components of net pension periodic expense measured as of March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022

	(Dollars In Thousands)
Net periodic pension expense:
Service cost	$31	$30
Interest cost	10	14
Actuarial (gain) loss recognized	(8)	7
Total net periodic pension expense included in other non-interest expenses	$33	$51

Unrecognized net loss of $18,000 and $17,000 for the three months ended March 31, 2023 and 2022, respectively, were included in accumulated other comprehensive income.

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

Expenses of $60,000 and $119,000 for the three months, respectively, were recorded for this plan and are reflected in the Consolidated Statements of Income under Salaries and Employee Benefits.

Stock-Based Deferral Plan

In June 2021, the Company established a stock-based deferral plan for eligible key executives and members of the Board of Directors of the Company to elect to defer compensation received from the Company for their services and make deemed investments of that deferred compensation in shares of the Company’s common stock. At March 31, 2023, the Company did not have any obligations under the plan.

401(k) Plan

The Company maintains a 401(k) plan for all eligible employees. Participants are permitted to contribute from 1% to 15% or 60% of their annual compensation up to the maximum permitted under the Internal Revenue Code. The Company provided no matching contribution during the three months ended March 31, 2023 and 2022.

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

Each year, the Bank makes discretionary contributions to the ESOP equal to the principal and interest payment required on the loan from the Company. The ESOP may further pay down the principal balance of the loans by using dividends paid, if any, on the shares of Company common stock it owns. The balance remaining on the first ESOP loan was $1,327,000 at March 31, 2023 and December 31, 2022. The balance remaining on the second ESOP loan was $6,850,000 at March 31, 2023 and December 31, 2022.

Shares purchased with the loan proceeds serve as collateral for the loan and are held in a suspense account for future allocation among ESOP participants. As the loan principal is repaid, shares will be released from the suspense account and become eligible for allocation. The allocation among plan participants will be as described in the ESOP governing document.

ESOP shares initially pledged as collateral were recorded as unearned ESOP shares in the stockholders’ equity section of the consolidated statement of financial condition. Thereafter, on a monthly basis over the terms of the ESOP loans, approximately 2,894 shares for the ESOP loan made in 2006 and approximately 4,348 shares for the ESOP loan made in 2021 are committed to be released respectively. Compensation expense is recorded equal to the shares committed to be released multiplied by the average closing price of the Company’s stock during that month. ESOP expense totaled approximately $326,000 and $258,000 for the three months ended March 31, 2023 and 2022, respectively. Dividends on unallocated shares, which totaled approximately $47,000 and $52,000 for the three months ended March 31, 2023 and 2022, are recorded as a reduction of the ESOP loan. Dividends on allocated shares, which totaled approximately $42,000 and $36,000 for the three months ended March 31, 2023 and 2022, respectively, are charged to retained earnings.

ESOP shares are summarized as follows:

	March 31,	December 31,
	2023	2022
Allocated shares	694,848	607,922
Shares committed to be released	21,730	86,920
Unearned shares	760,831	782,567
Total ESOP Shares	1,477,409	1,477,409
Less allocated shares distributed to former or retired employees	(132,012)	(122,280)
Total ESOP Shares Held by Trustee	1,345,397	1,355,129
Fair value of unearned shares	$9,982,103	$11,675,897

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

At March 31, 2023 and December 31, 2022, the quantitative data relating to the Company’s leases are as follows (in thousands):

	March 31,	December 31,
	2023	2022
Finance Lease Amounts:
ROU asset	$354	$355
Lease liability	$542	$533
Operating Lease Amounts:
ROU assets	$2,182	$2,312
Lease liabilities	$2,234	$2,363
Weighted-average remaining lease term
Finance lease	93.75 years	94 years
Operating leases	6.07 years	6.19 years
Weighted-average discount rate
Finance lease	9.50%	9.50%
Operating leases	1.46%	1.50%

The components of lease expense and cash flow information related to leases as follows:

	Three Months Ended March 31,
	2023	2022

	(Dollars In Thousands)
Finance Lease Cost
Amortization of ROU asset	$1	$1
Interest on lease liability	$9	$9
Operating Lease Costs	$144	$142
Cash paid for amounts included in the measurement of lease liabilities
Finance lease	$—	$—
Operating leases	$142	$138

Maturities of lease liabilities at March 31, 2023 are as follows (in thousands):

	Operating	Finance
	Leases	Lease
Years ended December 31:
2023	$380	$23
2024	436	30
2025	398	30
2026	235	31
2027	239	33
Thereafter	636	4,016
Total lease payments	$2,324	$4,163
Interest	(90)	(3,621)
Lease liability	$2,234	$542

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

An asset’s or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The following table sets forth the Company’s assets that are carried at fair value on a recurring basis and the level that was used to determine their fair value at March 31, 2023 and December 31, 2022:

	Quoted Prices in		Significant Other		Significant		Total Carried
	Active Markets for		Observable		Unobservable		at Fair
	Identical Assets		Inputs		Inputs		Value on a
	(Level 1)		(Level 2)		(Level 3)		Recurring Basis
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
Description	2023	2022	2023	2022	2023	2022	2023	2022
Assets:
Marketable equity securities:
Mutual funds	$18,266	$18,041	$—	$—	$—	$—	$18,266	$18,041
Mortgage-backed securities
FHLMC	—	—	—	1	—	—	—	1
Total assets	$18,266	$18,041	$—	$1	$—	$—	$18,266	$18,042

There were no transfers between Level 1 and 2 during the three months ended March 31, 2023 or the year ended December 31, 2022. The Company did not have any liabilities that were carried at fair value on a recurring basis at March 31, 2023 and December 31, 2022.

The following table sets forth the Company’s assets that are carried at fair value on a non-recurring basis and the level that was used to determine their fair value, at March 31, 2023 and December 31:

	Quoted Prices in		Significant Other		Significant		Total Carried
	Active Markets for		Observable		Unobservable		at Fair
	Identical Assets		Inputs		Inputs		Value on a
	(Level 1)		(Level 2)		(Level 3)		Non-Recurring Basis
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
Description	2023	2022	2023	2022	2023	2022	2023	2022

	(In Thousands)
Assets:
Loans individually evaluated	$—	$—	$—	$—	$—	$855	$—	$855
Real estate owned	—	—	—	—	—	1,456	—	1,456
Total assets	$—	$—	$—	$—	$—	$2,311	$—	$2,311

The Company did not have any assets that were carried at fair value on a non-recurring basis at March 31, 2023. The following tables present the qualitative information about non-recurring Level 3 fair value measurements of financial instruments at December 31, 2022:

	At December 31, 2022
	Fair	Valuation	Unobservable		Weighted
	Value	Technique	Input	Range	Average

	(In Thousands)
Assets:
Impaired loans	$855	Income approach	Capitalization rate	5.60%	5.60%
Real estate owned	1,456	Income approach	Capitalization rate	12.00%	12.00%

The Company did not have any liabilities that were carried at fair value on a non-recurring basis at March 31, 2023 and December 31, 2022.

The methods and assumptions used to estimate fair value at March 31, 2023 and December 31, 2022 are as follows:

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

A loan is considered individually evaluated for credit loss when, based upon current information and events, it is probable that the Company will be unable to collect all scheduled payments in accordance with the contractual terms of the loan. Individually evaluated loans that are collateral dependent are written down to fair value through the establishment of specific reserves, a component of the allowance for credit losses or through partial charge-offs, and as such are carried at the lower of cost or the fair value. Estimates of fair value of the collateral are determined based on a variety of information, including available valuations from certified appraisers for similar assets, present value of discounted cash flows and inputs that are estimated based on commonly used and generally accepted industry liquidation advance rates and estimates and assumptions developed by management. The appraisals may be adjusted by management for estimated liquidation expenses and qualitative factors such as economic conditions. If real estate is not the primary source of repayment, present value of discounted cash flows and estimates using generally accepted industry liquidation advance rates are utilized. Due to the multitude of assumptions, many of which are subjective in nature, and the varying inputs and techniques used by appraisers, the Company recognizes that valuations could differ across a wide spectrum of valuation techniques employed and accordingly, fair value estimates for impaired loans are classified as Level 3.

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

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at March 31, 2023 and December 31, 2022:

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

The carrying amounts and estimated fair value of our financial instruments are as follows:

			Fair Value at March 31, 2023
			Quoted
			Prices in
			Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
	Carrying		Assets	Inputs	Inputs
(In thousands)	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Cash and cash equivalents	$77,045	$77,045	$77,045	$—	$—
Certificates of deposit	100	100	—	100	—
Marketable equity securities	18,266	18,266	18,266	—	—
Securities available for sale	—	—	—	—	—
Securities held to maturity	26,108	23,084	—	23,084	—
Loans receivable, net	1,310,808	1,287,299	—	—	1,287,299
Investments in restricted stock	923	923	—	923	—
Accrued interest receivable	9,919	9,919	—	9,919	—
Financial Liabilities
Deposits	1,208,393	1,210,167	—	1,210,167	—
FHLB of New York advances	14,000	12,846	—	12,846	—

			Fair Value at December 31, 2022
			Quoted
			Prices in
			Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
	Carrying		Assets	Inputs	Inputs
(In thousands)	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Cash and cash equivalents	$95,308	$95,308	$95,308	$—	$—
Certificates of deposit	100	100	—	100	—
Marketable equity securities	18,041	18,041	18,041	—	—
Securities available for sale	1	1	—	1	—
Securities held to maturity	26,395	22,865	—	22,865	—
Loans receivable, net	1,212,219	1,191,483	—	—	1,191,483
Investments in restricted stock	1,238	1,238	—	1,238	—
Accrued interest receivable	8,597	8,597	—	8,597	—
Financial Liabilities
Deposits	1,121,955	1,121,107	—	1,121,107	—
FHLB of New York advances	21,000	19,437	—	19,437	—

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

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals such as referral fees based month end reports. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of March 31, 2023, the Company did not have any significant contract balances.

All of the Company’s revenue from contracts with customers within the scope of ASC 606 is recognized within noninterest income. The following table presents the Company’s sources of noninterest income for the three months ended March 31, 2023 and 2022. Sources of revenue outside the scope of ASC 606 are noted as such:

	Three Months Ended March 31,
	2023	2022

	(In Thousands)
Non-interest income:
Deposit-related fees and charges	$14	$18
Loan-related fees and charges(1)	350	171
Electronic banking fees and charges	243	202
Income from bank owned life insurance(1)	150	148
Investment advisory fees	117	137
Unrealized loss on equity securities(1)	225	(634)
Miscellaneous(1)	16	16
Total non-interest income	$1,115	$58
(1)	Not within the scope of ASC 606.

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

Note 13 — Other Non-Interest Expenses

The following is an analysis of other non-interest expenses:

	Three Months Ended March 31,
	2023	2022

	(In Thousands)
Other	$766	$615
Service contracts	319	257
Consulting expense	189	258
Telephone	157	142
Directors compensation	224	139
Audit and accounting	111	205
Insurance	95	82
Director, officer, and employee expense	58	58
Legal fees	120	154
Office supplies and stationary	50	40
Recruiting expense	2	28
	$2,091	$1,978

Note 14 — Earnings Per Share

Basic earnings per share is calculated by dividing the net income available to common stockholders by the weighted average number of common shares outstanding during the period less any unvested restricted shares. Unallocated common shares held by the Employee Stock Ownership Plan (“ESOP”) are not included in the weighted-average number of common shares outstanding for purposes of calculating basic net income per common share until they are committed to be released. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate to outstanding stock options and are determined using the treasury stock method. The following table sets forth the weighted average shares outstanding used in the computations of basic and diluted earnings per share.

The following table sets forth the computations of basic and diluted earnings per share:

	Three Months Ended March 31,
	2023	2022

	(In Thousands, except per share data)
Net income (basic and diluted)	$11,244		$3,645

Weighted average shares issued	15,769		16,378
Less: Weighted average unearned ESOP shares	(768)		(855)
Less: Weighted average unvested restricted shares	(352)		—
Basic weighted average shares outstanding	14,649		15,523
Add: Dilutive effect of restricted stock	47		NA
Add: Dilutive effect of stock option	—		NA
Diluted weighted average shares outstanding	14,696		NA

Net income per share
Basic	$0.77		$0.23
Diluted	$0.77	$	NA

Note 15 — Stock Compensation Plans

At a special shareholders meeting held on September 29, 2022, the Company’s shareholders approved the Company’s 2022 Equity Incentive Plan whereby 1,369,771 shares of the Company’s common stock were reserved from authorized but unissued shares for purposes of grants of incentive stock options, nonqualified stock options, restricted stock, restricted stock units, performance shares and performance units to selected employees and non-employee directors of the Company. Under this plan, 86,880 shares of restricted stock and 217,206 nonqualified stock options in the aggregate were awarded to six non-employee directors of the Company on September 30, 2022, and 265,157 shares of restricted stock and 662,891 nonqualified stock options were in the aggregate awarded to employees of the Company on November 17, 2022. The restricted shares and nonqualified stock options vest at a rate of 20% per year from the date of the grants.

The product of the number of shares granted and the grant date market price of the Company’s common stock determine the fair value of restricted stock under the Company’s 2022 Equity Incentive plan. Management recognizes compensation expense for the fair value of restricted stock on a straight-line basis over the requisite service period for the entire award. As of March 31, 2023 and December 31, 2022, there were 137,637 shares available for future awards under this plan, which includes 98,311 shares available for stock options and 39,326 shares available for restricted stock awards.

A summary of the Company’s restricted stock activity and related information for the three months ended March 31, 2023 follows:

	2023
		Weighted Average
		Grant-Date
	Shares	Market Price
Outstanding at December 31, 2022	352,037	$13.67
Granted	—	—
Forfeited	—	—
Vested	—	—
Outstanding at March 31, 2023	352,037	$13.67

Compensation expense related to restricted stock was $241,000 for the three months ended March 31, 2023. At March 31, 2023 and December 31, 2022, the total compensation cost related to non-vested awards that has not yet been recognized was $4.5 million and $4.7 million, respectively, which is expected to be recognized over the next 5 years.

A summary of the Company’s stock option activity and related information for the three months ended March 31, 2023 follows:

2023
Weighted Average
Grant-Date
	Options	Market Price
Outstanding at December 31, 2022	880,097	$13.67
Granted	—	—
Forfeited	—	—
Vested	—	—
Outstanding at March 31, 2023	880,097	$13.67
Exercisable at March 31, 2023	—	—

Compensation cost related to stock options is recognized based on the fair value of the stock options at the grant date on a straight line basis over the vesting period. Compensation expense related to stock options was $192,000 for the three months ended March 31, 2023. At March 31, 2023 and December 31, 2022, unrecognized compensation cost related to stock option awards was $3.6 million and $3.7 million, respectively, which is expected to be recognized over the next 5 years.

Note 16 — Recent Accounting Pronouncements

There is no Accounting Standards pending adoption at March 31, 2023.

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

We consider the allowance for credit losses (“ACL”) to be a critical accounting policy. In connection with the Company’s adoption of Topic 326 effective January 1, 2023, the Company adopted the three applicable components of the ACL: an ACL related to loans, an ACL related to held-to-maturity (“HTM”) securities, and an ACL related to off-balance sheet credit exposures. See Note 1, Summary of Significant Accounting Policies, for additional information on the adoption of ASC 326.

Balance Sheet Analysis

General

Total assets increased by $77.8 million, or 5.5%, to $1.5 billion at March 31, 2023, from $1.4 billion at December 31, 2022. The increase in assets was primarily due to increases in net loans of $98.6 million, partially offset by decreases in cash and cash equivalents of $18.3 million and other assets of $3.3 million.

Cash and cash equivalents decreased by $18.3 million, or 19.2%, to $77.0 million at March 31, 2023 from $95.3 million at December 31, 2022. The decrease in cash and cash equivalents was a result of cash being deployed to fund an increase in net loans of $98.6 million, a reduction in FHLB advances of $7.0 million, and stock repurchases of $10.5 million.

Equity securities increased by $225,000, or 1.2%, to $18.3 million at March 31, 2023 from $18.0 million at December 31, 2022. The increase in equity securities was attributable to market depreciation of $225,000 due to market interest rate volatility during the three months ended March 31, 2023.

Securities held-to-maturity decreased by $287,000, or 1.1%, to $26.1 million at March 31, 2023 from $26.4 million at December 31, 2022 due partially to the establishment of $136,000 in an allowance for held-to-maturity securities pursuant to the adoption of the current expected credit losses model (“CECL”) on held-to-maturity investment securities loss exposures and to maturities and pay-downs.

Loans, net of the allowance for credit losses, increased by $98.6 million, or 8.1%, to $1.3 billion at March 31, 2023 from $1.2 million at December 31, 2022. The increase in loans, net of the allowance for credit losses, was primarily due to loan originations of $214.7 million during the three months ended March 31, 2023, consisting primarily of $176.4 million in construction loans with respect to which approximately 31.5% of the funds were disbursed at loan closings, with the remaining funds to be disbursed over the terms of the construction loans. In addition, we originated $17.0 million in commercial and industrial loans, $13.1 million in multi-family loans, and $8.2 million in mixed-use loans.

Loan originations resulted in a net increase of $78.2 million in construction loans, $13.5 million in commercial and industrial loans, $7.2 million in mixed-use loans, $1.6 million in multi-family loans, and $490,000 in consumer loans. The increase in our loan portfolio was partially offset by decreases in non-residential loans of $3.7 million and residential loans of $67,000, coupled with normal pay-downs and principal reductions.

Premises and equipment decreased by $220,000, or 0.8%, to $25.8 million at March 31, 2023 from $26.1 million at December 31, 2022 primarily due to depreciation of fixed assets.

Investments in Federal Home Loan Bank stock decreased by $315,000, or 25.4%, to $923,000 at March 31, 2023 from $1.2 million at December 31, 2022 due to a reduction in mandatory Federal Home Loan Bank stock in connection with the maturity/pay-off of $7.0 million in advances during the quarter ended March 31, 2023.

Accrued interest receivable increased by $1.3 million, or 15.4%, to $9.9 million at March 31, 2023 from $8.6 million at December 31, 2022 due to an increase in the loan portfolio and two interest rate increases in 2023 that caused an increase in the interest rates in our construction loan portfolio.

Foreclosed real estate was $1.5 million at March 31, 2023 and at December 31, 2022.

Right of use assets — operating decreased by $130,000, or 5.6%, to $2.2 million at March 31, 2023 from $2.3 million at December 31, 2022, primarily due to amortization.

Other assets decreased by $3.3 million, or 61.5%, to $2.1 million at March 31, 2023 from $5.3 million at December 31, 2022 due to a decrease in tax assets of $4.1 million coupled with a reclassification of tax assets totaling $1.0 million from other assets to other liabilities and a decrease in suspense accounts of $268,000, partially offset by increases in prepaid expenses of $47,000 and miscellaneous assets of $5,000.

Total deposits increased by $86.4 million, or 7.7%, to $1.2 billion at March 31, 2023 from $1.1 billion at December 31, 2022. The increase was primarily due to an increase in certificates of deposit of $122.3 million, or 31.9%, savings account balances of $5.1 million, or 1.9% and NOW/money market accounts of $4.7 million, or 5.3%. These increases were partially offset by a decrease in non-interest bearing demand deposits of $45.7 million, or 12.2%, from December 31, 2022 to March 31, 2023.

Federal Home Loan Bank advances decreased by $7.0 million, or 33.3%, to $14.0 million at March 31, 2023 from $21.0 million at December 31, 2022 due to maturity of borrowings.

Advance payments by borrowers for taxes and insurance increased by $1.4 million, or 58.4%, to $3.8 million at March 31, 2023 from $2.4 million at December 31, 2022 due primarily to the accumulation of tax payments from borrowers.

Lease liability – operating decreased by $129,000, or 5.5%, to $2.2 million at March 31, 2023 from $2.4 million at December 31, 2022, primarily due to amortization.

Accounts payable and accrued expenses decreased by $3.4 million, or 23.3%, to $11.3 million at March 31, 2023 from $14.8 million at December 31, 2022 due primarily to a decrease in accrued bonus expense of $3.2 million for employees and a decrease in suspense accounts for loan closings of $2.7 million, partially offset by the addition of an allowance for off-balance sheet commitments of $1.4 million due to the adoption of CECL on off-balance sheet exposures and a reclassification of tax assets totaling $1.0 million from other assets to other liabilities.

Stockholders’ equity increased by $514,000, or 0.2% to $262.5 million at March 31, 2023, from $262.0 million at December 31, 2022. The increase in stockholders’ equity was due to net income of $11.2 million for the three months ended March 31, 2023, $433,000 in the amortization of restricted stocks and stock options granted in connection with the 2022 Equity Incentive Plan, a reduction of $145,000 in unearned employee stock ownership plan shares coupled with an increase of $109,000 in earned employee stock ownership plan shares, and $7,000 in other comprehensive income, partially offset by stock repurchases totaling $10.5 million, dividends paid and declared of $875,000, and a one-time adjustment to retained earnings of $99,000 due to the adoption of CECL.

Results of Operations for the Three Months Ended March 31, 2023 and 2022

Financial Highlights

Net income for the three months ended March 31, 2023 was $11.2 million compared to net income of $3.6 million for the three months ended March 31, 2022. The increase in net income of $7.6 million, or 208.5% for the three months ended March 31, 2023 compared to the same period in the prior year was due to increases in net interest income and non-interest income, partially offset by increases in provisions for credit loss expense, non-interest expense, and income tax expense.

Net Interest Income

Net interest income totaled $22.8 million for the three months ended March 31, 2023, as compared to $11.9 million for the three months ended March 31, 2022. The increase in net interest income of $10.9 million, or 91.5%, was primarily due to an increase in interest income offset by an increase in interest expense.

The increase in interest income is attributable to increases in loans and investment securities, offset by a decrease in interest-bearing deposits. The increase in interest income is also attributed to a rising interest rate environment and the Federal Reserve’s interest rate increases in the past year.

In this regard, total interest income increased by $15.2 million, or 114.8%, to $28.5 million for the three months ended March 31, 2023 from $13.3 million for the three months ended March 31, 2022. The increase was due to an increase in the average balance of interest earning assets of $207.0 million, or 17.7%, to $1.4 billion for the three months ended March 31, 2023 from $1.2 billion for the three months ended March 31, 2022 and an increase in the yield on interest earning assets by 374 basis points from 4.54% for the three months ended March 31, 2022 to 8.28% for the three months ended March 31, 2023.

The increase in market interest rates in the past year also caused an increase in our interest expense. As a result, the increase in interest expense for the three months ended March 31, 2023 was due to an increase in the cost of funds on our deposits and borrowed money and increases in the balances on our certificates of deposits and savings and club balances, partially offset by decreases in the balances on interest-bearing demand deposits and balances on our borrowed money.

Interest expense increased by $4.3 million, or 320.8%, to $5.7 million for the three months ended March 31, 2023 from $1.3 million for the three months ended March 31, 2022. The increase was due to an increase in the cost of interest bearing liabilities by 189 basis points from 0.85% for the three months ended March 31, 2022 to 2.74% for the three months ended March 31, 2023 and an increase in average interest bearing liabilities of $191.7 million, or 30.2%, to $827.0 million for the three months ended March 31, 2023 from $635.3 million for the three months ended March 31, 2022.

Net interest margin increased by 255 basis points, or 62.5%, during the three months ended March 31, 2023 to 6.63% compared to 4.08% during the three months ended March 31, 2022.

Provision for Credit Losses

The Company recorded credit loss expense of $1,000 for the three months ended March 31, 2023 compared to no credit loss expense for the three months ended March 31, 2022. The credit loss expense of $1,000 for the three months ended March 31, 2023 was due to the implementation of CECL and was comprised of credit loss expense for loans of $197,000 and credit loss expense for HTM investment securities of $4,000, which expenses were mostly offset by a credit loss expense reduction for off-balance sheet commitments of $200,000.

We charged-off $21,000 during the three months ended March 31, 2023 as compared to charged-off of $10,000 during the three months ended March 31, 2022 against various unpaid overdrafts in our demand deposit accounts.

We recorded no recoveries from previously charged-off loans during the three months ended March 31, 2023 compared to recoveries of $96,000 during the three months ended March 31, 2022 which comprised of $53,000 from a previously charged-off loan secured by a non-residential property and $43,000 regarding a previously charged-off loan secured by a mixed-use property.

Based on a review at March 31, 2023 of the loans that were in the loan portfolio, our off-balance sheet credit exposures, and our HTM investment securities, management believes that the allowances for these three components are maintained at a level that represents our best estimate of inherent losses in the loan portfolio, off-balance sheet credit exposures, and HTM investment securities that were both probable and reasonably estimable.

Management uses available information to establish the appropriate level of the three ACLs. Future additions or reductions to the three ACLs might be necessary based on estimates that are susceptible to change as a result of changes in economic conditions and other factors. As a result, our three ACLs might not be sufficient to cover actual credit losses, and future provisions for credit losses could materially adversely affect our operating results. In addition, various regulatory agencies, as an integral part of their examination process, periodically review our three ACLs. Such agencies may require us to recognize adjustments to the three ACLs based on their judgments about information available to them at the time of their examination.

Non-Interest Income

Non-interest income for the three months ended March 31, 2023 was $1.1 million compared to non-interest income of $58,000 for the three months ended March 31, 2022. The increase in total non-interest income was primarily due to an unrealized gain on equity securities of $225,000 during the three months ended March 31, 2023 compared to an unrealized loss of $634,000 on equity securities during the three months ended March 31, 2022. The unrealized gain of $225,000 on equity securities during the 2023 period was due to market interest rate volatility during the quarter ended March 31, 2023.

The increase in total non-interest income was also due to increases of $216,000 in other loan fees and service charges and $2,000 in bank-owned life insurance income, partially offset by a decrease of $20,000 in investment advisory fees.

The increase in other loan fees and service charges was due to an increase of  $179,000 in other loan fees and loan servicing fees and an increase of $41,000 in ATM and debit card usage fees, partially offset by a decrease of $4,000 in savings account fees.

Non-Interest Expense

Non-interest expense increased by $971,000, or 13.4%, to $8.2 million for the three months ended March 31, 2023 from $7.2 million for the three months ended March 31, 2022. The increase resulted primarily from increases of $714,000 in salaries and employee benefits, $113,000 in other operating expense, $79,000 in outside data processing expense, $66,000 in occupancy expense, and $14,000 in equipment expense, partially offset by a decrease of $10,000 in real estate owned expense and $5,000 in advertising expense,.

Salaries and employee benefits increased by $714,000, or 18.7%, to $4.5 million for the three months ended March 31, 2023 from $3.8 million for the three months ended March 31, 2022 primarily due to the amortized expense in 2023 but none in 2022 regarding the restricted stocks and stocks options granted to employees in connection with the 2022 Equity Incentive Plan, an increase in the number of full time equivalent personnel due to the opening of one additional branch office and the expansion of headquarters staff to support the Company’s growth, an increase in bonus accruals, an increase in the employee stock ownership plan (“ESOP”) compensation cost, and a decrease in loan origination offset expenses related to loan origination fees. These increases were partially offset by a decrease in the Supplemental Executive Retirement Plan (“SERP”) compensation due to an increase in the discount rate used to calculate accrued benefits/expense.

Other non-interest expense increased by $113,000, or 5.7%, to $2.1 million for the three months ended March 31, 2023 from $2.0 million for the three months ended March 31, 2022 due mainly to increases of $151,000 in miscellaneous other non-interest expense, $85,000 in directors compensation, $62,000 in service contracts expense, $15,000 in telephone expense, $13,000 in insurance expense, $10,000 in office supplies, and $4,000 in directors, officers and employee expense. These increases were partially offset by decreases of $94,000 in audit and accounting fees, $69,000 in consulting fees, $34,000 in legal fees, and $26,000 in expenses related to the hiring of personnel.

The increase of $151,000 in miscellaneous other non-interest expense was mainly due to an increase of $102,000 in dues and subscriptions, an increase of $56,000 in regulatory insurance premiums and assessments due to an increase in our total assets, and an increase of $17,000 in check and correspondence bank charges, partially offset by a decrease of $26,000 in miscellaneous charge-offs.

The increase of $85,000 in directors compensation was due to the amortized expense in 2023 but none in 2022 regarding the restricted stocks and stocks options granted to directors in connection with the 2022 Equity Incentive Plan.

Outside data processing expense increased by $79,000, or 18.1%, to $515,000 for the three months ended March 31, 2023 from $436,000 for the three months ended March 31, 2022 due to the cost of operating an additional branch office and additional data processing services.

Occupancy expense increased by $66,000, or 10.9%, to $669,000 for the three months ended March 31, 2023 from $603,000 for the three months ended March 31, 2022 primarily as a result of the cost of operating an additional branch office.

Equipment expense increased by $14,000, or 4.8%, to $304,000 for the three months ended March 31, 2023 from $290,000 for the three months ended March 31, 2022 due to the purchases of additional equipment to support the Company’s expansion.

Real estate owned expense decreased by $10,000, or 32.3%, to $21,000 for the three months ended March 31, 2023 from $31,000 for the three months ended March 31, 2022 due to reduction in operating expenses to maintain the one real estate owned property.

Advertising expense decreased by $5,000, or 9.3%, to $49,000 for the three months ended March 31, 2023 from $54,000 for the three months ended March 31, 2022 due to normal fluctuations in advertising campaign expenses to promote deposit products.

Income Taxes.  We recorded income tax expense of  $4.5 million and $1.1 million for the three months ended March 31, 2023 and 2022, respectively. For the three months ended March 31, 2023 and March 31, 2022, we had approximately $182,000 and $184,000, respectively, in tax exempt income. Our effective income tax rates were 28.7% and 23.5% for the three months ended March 31, 2023 and 2022, respectively.

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

	Three Months Ended March 31,
	2023			2022
	Average	Interest and	Yield/	Average	Interest and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost

Loans receivable	$1,269,850	$27,575	8.69%	$989,729	$13,061	5.28%
Securities	44,523	211	1.90	37,585	142	1.51
Federal Home Loan Bank stock	1,150	22	7.65	1,485	16	4.31
Other interest-earning assets	61,484	703	4.57	141,191	54	0.15
Total interest-earning assets	1,377,007	28,511	8.28	1,169,990	13,273	4.54
Allowance for credit losses	(5,459)			(5,283)
Non-interest-earning assets	80,900			76,155
Total assets	$1,452,448			$1,240,862

Interest bearing demand	$90,199	$428	1.90%	$117,370	$169	0.58%
Savings and club accounts	286,510	1,913	2.67	203,255	328	0.65
Certificates of deposit	431,259	3,211	2.98	288,664	681	0.94
Interest-bearing deposits	807,968	5,552	2.75	609,289	1,178	0.08
Borrowed money	$19,056	121	2.54	26,056	170	2.61
Interest-bearing liabilities	827,024	5,673	2.74	635,345	1,348	0.85
Non-interest-bearing demand	345,298			336,845
Other non-interest-bearing liabilities	15,181			14,590
Total liabilities	1,187,503			986,780
Equity	264,945			254,082
Total liabilities and equity	$1,452,448			$1,240,862
Net interest income/interest spread		$22,838	5.54%		$11,925	3.69%
Net interest margin			6.63%			4.08%
Net interest-earning assets	$549,983			$534,645
Average interest-earning assets to interest-bearing liabilities	166.50%			184.15%

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

	Three Months Ended 3/31/2023
	Compared to
	Three Months Ended 3/31/2022
	Increase (Decrease)
	Due to
	Volume	Rate	Total

	(Dollars in thousands)
Interest income:
Loans receivable	$4,424	$10,090	$14,514
Securities	29	40	69
Federal Home Loan Bank stock	(21)	27	6
Other interest-earning assets	(227)	876	649
Total	$4,205	$11,033	$15,238
Interest expense:
Interest bearing demand deposit	$(261)	$520	$259
Savings accounts	183	1,402	1,585
Certificates of deposits	472	2,058	2,530
Borrowed money	(45)	(4)	(49)
Total	349	3,976	4,325
Net change in net interest income	$3,856	$7,057	$10,913

Asset Quality

The following table sets forth information with respect to our non-performing assets at the dates indicated.

	March 31,	December 31,
	2023	2022

	(Dollars in thousands)
Total non-accrual loans	$—	$—
Total accruing loans past due 90 days or more	—	—
Total non-performing loans	—	—
Real estate owned	1,456	1,456
Total non-performing assets	$1,456	$1,456
Total non-performing loans to total loans	—%	—%
Total non-performing assets to total assets	0.10%	0.10%

Non-performing assets totaled $1.5 million at March 31, 2023 and December 31, 2022. There were no nonaccrual loans at March 31, 2023 and December 31, 2022. During the three months ended March 31, 2023, we did not collect any interest income from the loans that were in non-accrual status in 2022.

From time to time, as part of our loss mitigation strategy, we may renegotiate the loan terms based on the economic or legal reasons related to the borrower’s financial difficulties. There were no new loan modifications during the three months ended March 31, 2023 or 2022 or during the year ended December 31, 2022. TDRs may be considered to be non-performing and if so are placed on non-accrual, except for those that have established a sufficient performance history (generally a minimum of six consecutive months of performance) under the terms of the restructured loan.

The two TDRs with an aggregate balance of $855,000 at December 31, 2022 were performing in accordance with their restructured terms (generally at least six consecutive months) and were sold to a third party on January 5, 2023 at a loss of $86,000.

The following table sets forth an analysis of the activity in the allowance for credit losses related to loans for the periods indicated:

	March 31,	December 31,
	2023	2022

	(Dollars In Thousands)
Allowance at beginning of period	$5,474	$5,242
Impact of adopting ASC 326	(1,584)	—
Provision for credit losses	197	439
Net Charge-offs:
Residential real estate loans:
One- to four-family	—	—
Multifamily	—	—
Mixed-use	—	(103)
Total residential real estate loans	—	(103)
Non-residential real estate loans	—	(53)
Construction loans	—	328
Commercial and industrial loans	—	—
Consumer loans	21	35
Total net charge-offs	21	207
Allowance at end of period	$4,066	$5,474
Total loans outstanding	$1,314,505	$1,217,321
Average loans outstanding	1,269,850	1,054,577
Ratio of allowance to non-performing loans	—%	—%
Ratio of allowance to total loans	0.31%	0.45%
Ratio of net charge-offs to average loans	0.00%	0.02%
Non-performing loans	$—	$—

In connection with the adoption of CECL, the Company’s allowance for credit losses related to loans totaled $4.1 million, or 0.31% of total loans as of March 31, 2023 compared to $5.5 million, or 0.45% of total loans as of December 31, 2022. In addition, the Company established an allowance for credit losses related to off-balance sheet commitments totaling $1.4 million and an allowance for credit losses related to held-to-maturity debt securities totaling $136,000 as of March 31, 2023.

The allowance for credit losses related to loans decreased by $1.4 million to $4.1 million at March 31, 2023 from $5.5 million at December 31, 2022. The decrease in the allowances for credit losses was due primarily to the adoption of CECL which reduced the allowance by $1.6 million and charge-offs totaling $21,000 against various unpaid overdrafts in our demand deposit accounts, partially offset by provision for credit losses related to loans totaling $197,000 at March 31, 2023.

The allowance for credit losses related to off-balance sheet commitments of $1.4 million comprised of the adoption of CECL totaling $1.6 million, partially offset by a credit loss expense reduction of $200,000 at March 31, 2023.

The allowance for credit losses related to held-to-maturity of debt securities of $136,000 comprised of the adoption of CECL totaling $132,000 and credit loss expense of $4,000 at March 31, 2023.

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

Our Cash Liquidity ratio, On Balance Sheet Liquidity ratio, and On Balance Sheet Liquidity & Borrowing Capacity ratio averaged 6.3%, 10.1%, and 13.2%, respectively, for the three months ended March 31, 2023 compared to 11.2%, 15.5%, and 19.0%, respectively, for the year ended December 31, 2022. We adjust our liquidity levels to fund deposit outflows, pay real estate taxes on real estate loans, repay our borrowings, and to fund loan commitments. We also adjust liquidity as appropriate to meet asset and liability management objectives.

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

Our primary investing activities are the origination of construction loans, commercial and industrial loans, multifamily loans, and to a lesser extent, mixed-use real estate loans and other loans. For the three months ended March 31, 2023 and 2022, our loan originations totaled $214.7 million and $121.8 million, respectively. Cash received from the maturities and pay-downs on securities totaled $142,000 and $240,000 for the three months ended March 31, 2023 and 2022, respectively. We did not purchase any securities during the three months ended March 31, 2023 and March 31, 2022.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of New York to provide advances. As a member of the Federal Home Loan Bank of New York, we are required to own capital stock in the Federal Home Loan Bank of New York and are authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to credit-worthiness have been met. We had an available borrowing limit of $35.5 million and $31.5 million from the Federal Home Loan Bank of New York as of March 31, 2023 and December 31, 2022, respectively. There were $14.0 million and $21.0 million in Federal Home Loan Bank advances at March 31, 2023 and December 31, 2022, respectively.

In addition, we are party to a loan agreement with ACBB under which we can borrow up to $8.0 million in short-term borrowings. There were no outstanding borrowings with ACBB at March 31, 2023 and December 31, 2022.

At March 31, 2023, we had unfunded commitments on construction loans of $578.5 million, unfunded commitments under lines of credit of $132.1 million, outstanding commitments to originate loans of $115.2 million, and unfunded standby letters of credit of $10.6 million. At March 31, 2023, certificates of deposit scheduled to mature in less than one year totaled $376.3 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In the event a significant portion of our deposits are not retained by us, we will have to utilize other funding sources, such as various types of sourced deposits, and/or Federal Home Loan Bank advances, in order to maintain our level of assets. Alternatively, we could reduce our level of liquid assets, such as our cash and cash equivalents. In addition, the cost of such deposits may be significantly higher or lower depending on market interest rates at the time of renewal.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its stockholders and for the repurchase, if any, of its shares of common stock. At March 31, 2023, the Company had liquid assets of $8.5 million and $14.5 million in loan participations originated by the Bank which are held by the Company.

Off-Balance Sheet Arrangements

For the three months ended March 31, 2023, we did not engage in any off-balance sheet transactions reasonably likely to have a material adverse effect on our financial condition, results of operations or cash-flows.

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

Our objective is to manage our interest rate risk by determining whether a given movement in interest rates affects our net interest income and the market value of our portfolio equity in a positive or negative way and to execute strategies to maintain interest rate risk within established limits. The results at March 31, 2023 indicate the level of risk within the parameters of our model. Our management believes that the March 31, 2023 results indicate a profile that reflects interest rate risk exposures in both rising and declining rate environments for both net interest income and economic value.

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

If the results produce quantifiable interest rate risk exposure beyond our limits, then the testing will have served as a monitoring mechanism to allow us to initiate asset/liability strategies designed to reduce and therefore mitigate interest rate risk. The table below sets forth an approximation of our interest rate risk exposure. The simulation uses projected repricing of assets and liabilities at March 31, 2023. The income simulation analysis presented represents a one-year impact of the interest scenario assuming a static balance sheet. Various assumptions are made regarding the prepayment speed and optionality of loans, investment securities and deposits, which are based on analysis and market information. The assumptions regarding optionality, such as prepayments of loans and the effective lives and repricing of non-maturity deposit products, are documented periodically through evaluation of current market conditions and historical correlations to our specific asset and liability products under varying interest rate scenarios.

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

The table below sets forth, as of March 31, 2023, NorthEast Community Bank’s net portfolio value, the estimated changes in our net portfolio value and net interest income that would result from the designated instantaneous parallel changes in market interest rates.

	Twelve Month
	Net Interest Income	Net Portfolio Value
	Percent		Percent
Change in Interest Rates (Basis Points)	of Change	Estimated NPV	of Change
+200	18.09%	$301,331	5.32%
+100	9.06	294,875	3.07
0	—	286,105	—
-100	(9.83)	274,064	(4.21)
-200	(19.44)%	261,840	(8.48)%

As of March 31, 2023, based on the scenarios above, net interest income would increase by approximately 9.06% to 18.09%, over a one-year time horizon in a rising interest rate environment. One-year net interest income would decrease by approximately 9.83% to 19.44% in a declining interest rate environment over the same period.

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

Overall, our March 31, 2023 results indicate that we are adequately positioned with an acceptable net interest income and economic value at risk and that all interest rate risk results continue to be within our policy guidelines.

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

Effective January 1, 2023, the Company adopted CECL. The Company designed new controls and modified existing controls as part of this adoption. These additional controls over financial reporting included controls over model governance, assumptions, and expanded controls over loan level data. There were no other changes in the Company's internal control over financial reporting (as defined in Rule 13a‐15(f)) during the quarter ended March 31, 2023 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

The Company is involved in various legal actions and claims arising in the normal course of business. In the opinion of management, these legal actions and claims are not expected to have a material adverse impact on the Company’s financial condition.

Item 1A. Risk Factors

For information regarding the Company’s risk factors, refer to “Item 1A: Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission on March 30, 2023 (the “Form 10-K”). Except as set forth below, as of March 31, 2023, the risk factors of the Company have not changed materially from those disclosed in the Form 10-K.

Financial challenges at other banking institutions could lead to depositor concerns that spread within the banking industry causing disruptive and destabilizing deposit outflows.

In March 2023, Silicon Valley Bank and Signature Bank experienced large deposit outflows coupled with insufficient liquidity to meet withdrawal demands, resulting in the institutions being placed into FDIC receivership. Additionally, in May 2023, First Republic Bank experienced similar circumstances which resulted in the institution being placed in FDIC receivership. In the aftermath of these events, there has been substantial market disruption and concerns that diminished depositor confidence could spread across the banking industry, leading to deposit outflows that could destabilize other institutions. To strengthen public confidence in the banking system, the FDIC took action to protect funds held in uninsured deposit accounts at Silicon Valley Bank and Signature Bank following the placement of those institutions into receivership. However, the FDIC has not committed to protecting uninsured deposits in other institutions that experience outsized withdrawal demands. To further bolster the banking system, the Federal Reserve Board created a new Bank Term Funding Program to provide an additional source of liquidity. At March 31, 2023, we had $112.0 million in available liquidity, including $77.0 million in cash, which was sufficient to cover our uninsured deposits. Notwithstanding our significant liquidity, large deposit outflows could adversely affect our financial condition and results of operations and could result in the closure of the Bank. Furthermore, the recent bank failures may result in strengthening of capital and liquidity rules which, if the revised rules apply to us, could adversely affect our financial condition and results of operations.

Our FDIC deposit insurance premiums and assessments may increase, which would reduce our profitability.

On March 12, 2023, the Department of the Treasury, the Federal Reserve and the FDIC issued a joint statement relating to the resolution of Silicon Valley Bank and Signature Bank that stated that losses to support uninsured deposits of those banks would be recovered via a special assessment on banks. The terms of that special assessment have not been announced. The announced special assessment, as well as any future increases in assessment rates or required prepayments in FDIC insurance premiums, to the extent that they result in increased deposit insurance costs, would reduce our profitability.

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

The following table provides information on repurchases by the Company of its common stock under the Company’s stock repurchase program during the three months ended March 31, 2023:

			Total Number of Shares	Maximum Number of
			Purchased as Part of	Shares that May Yet Be
	Total Number of	Average Price Paid	Publicly Announced	Purchased Under the
Period	Shares Purchased	Per Share	Plans or Programs	Plans or Programs
January 1 - 31, 2023	253,089	$15.17	253,089	704,186
February 1 - 28, 2023	28,420	15.48	28,420	675,766
March 1 - 31, 2023	442,117	13.83	442,117	233,649
Total	723,626		723,626

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

The following materials from the Company’s Quarterly Report to Stockholders on Form 10-Q for the quarter ended March 31, 2023, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholder’s Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

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

Date: May 12, 2023

NORTHEAST COMMUNITY BANCORP, INC.

By:	/s/ Kenneth A. Martinek
Name:	Kenneth A. Martinek
Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Donald S. Hom
Name:	Donald S. Hom
Title:	Executive Vice President and Chief Financial Officer
(Principal Financial and Chief Accounting Officer)