Form 10-Q
period 2023-09-30
NorthEast Community Bancorp, Inc./MD/
filed 2023-11-13
CIK 1847398

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

As of November 8, 2023, there were 14,196,359 shares of the registrant’s common stock outstanding.

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

NORTHEAST COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	September 30,	December 31,
	2023	2022

	(In thousands, except share
	and per share amounts)
ASSETS
Cash and amounts due from depository institutions	$15,727	$13,210
Interest-bearing deposits	90,996	82,098
Total cash and cash equivalents	106,723	95,308
Certificates of deposit	100	100
Equity securities	17,714	18,041
Securities available-for-sale, at fair value	-	1
Securities held-to-maturity (net of allowance for credit losses of $131, fair value of $11,909 and $22,865, respectively)	15,524	26,395
Loans receivable	1,507,938	1,217,321
Deferred loan costs, net	232	372
Allowance for credit losses	(4,767)	(5,474)
Net loans	1,503,403	1,212,219
Premises and equipment, net	25,523	26,063
Investments in restricted stock, at cost	929	1,238
Bank owned life insurance	24,926	25,896
Accrued interest receivable	11,323	8,597
Goodwill	200	200
Real estate owned	1,456	1,456
Property held for investment	1,417	1,444
Right of Use Assets – Operating	1,935	2,312
Right of Use Assets – Financing	352	355
Other assets	8,420	5,338
Total assets	$1,719,945	$1,424,963
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing	$309,190	$376,302
Interest bearing	1,056,444	745,653
Total deposits	1,365,634	1,121,955
Advance payments by borrowers for taxes and insurance	2,510	2,369
Borrowings	64,000	21,000
Lease Liability – Operating	1,991	2,363
Lease Liability – Financing	561	533
Accounts payable and accrued expenses	12,836	14,754
Total liabilities	1,447,532	1,162,974

See notes to interim unaudited consolidated financial statements.

NORTHEAST COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (continued)

(Unaudited)

	September 30,	December 31,
	2023	2022

	(In thousands, except share
	and per share amounts)
Stockholders’ equity:
Preferred stock, $0.01 par value; 25,000,000 shares authorized; none issued or outstanding	$—	$—
Common stock, $0.01 par value; 75,000,000 shares authorized; 14,481,614 shares and 16,049,454 shares issued and outstanding, respectively	145	161
Additional paid-in capital	114,669	136,434
Unearned Employee Stock Ownership Plan (“ESOP”) shares	(6,780)	(7,432)
Retained earnings	164,201	132,670
Accumulated other comprehensive income	178	156
Total stockholders’ equity	272,413	261,989
Total liabilities and stockholders’ equity	$1,719,945	$1,424,963

See notes to interim unaudited consolidated financial statements.

NORTHEAST COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(In thousands, except per share amounts)
INTEREST INCOME:
Loans	$33,757	$18,771	$91,826	$46,244
Interest-earning deposits	1,181	414	2,886	718
Securities	199	199	650	534
Total Interest Income	35,137	19,384	95,362	47,496
INTEREST EXPENSE:
Deposits	9,889	1,786	23,050	4,123
Borrowings	109	129	299	417
Financing lease	10	9	28	28
Total Interest Expense	10,008	1,924	23,377	4,568
Net Interest Income	25,129	17,460	71,985	42,928
Provision for credit loss	156	-	767	-
Net Interest Income after Provision for Credit Loss	24,973	17,460	71,218	42,928
NON-INTEREST INCOME:
Other loan fees and service charges	364	544	1,417	1,562
Gain on disposition of equipment	-	52	-	98
Earnings on bank owned life insurance	153	153	857	450
Investment advisory fees	114	107	343	364
Unrealized loss on equity securities	(430)	(573)	(327)	(1,636)
Other	20	26	67	66
Total Non-Interest Income	221	309	2,357	904
NON-INTEREST EXPENSES:
Salaries and employee benefits	4,700	3,979	14,079	11,420
Occupancy expense	616	598	1,890	1,763
Equipment	240	259	844	825
Outside data processing	569	473	1,638	1,388
Advertising	133	78	420	183
Real estate owned expense	11	199	52	252
Other	2,646	2,237	7,064	6,220
Total Non-Interest Expenses	8,915	7,823	25,987	22,051
INCOME BEFORE PROVISION FOR INCOME TAXES	16,279	9,946	47,588	21,781
PROVISION FOR INCOME TAXES	4,436	2,404	13,413	5,201
NET INCOME	$11,843	$7,542	$34,175	$16,580

EARNINGS PER COMMON SHARE – BASIC	$0.80	$0.49	$2.42	$1.07
EARNINGS PER COMMON SHARE – DILUTED	0.80	0.49	2.41	1.07
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC	14,743	15,536	14,143	15,515
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – DILUTED	14,822	15,536	14,192	15,515

See notes to interim unaudited consolidated financial statements.

NORTHEAST COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(In thousands)		(In thousands)
Net Income	$11,843	$7,542	$34,175	$16,580
Other comprehensive income:
Defined benefit pension:
Reclassification adjustments out of accumulated other comprehensive income:
Amortization of actuarial (gain) loss	(8)	7	(24)	20
Actuarial loss arising during period	18	23	54	63
Total	10	30	30	83
Income tax effect¹	(3)	(7)	(8)	(19)
Total other comprehensive income	7	23	22	64
Total Comprehensive Income	$11,850	$7,565	$34,197	$16,644

¹Amounts are included in provision for income taxes in the consolidated statements of income.

See notes to interim unaudited consolidated financial statements.

NORTHEAST COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Three and Nine Months Ended September 30, 2023 and 2022

(Unaudited)

						Accumulated
			Additional			Other
	Number of	Common	Paid- in	Unearned	Retained	Comprehensive
	Shares, net	Stock	Capital	ESOP Shares	Earnings	Income	Total

	(In thousands, except share and per share amounts)

Balance – December 31, 2022	16,049,454	$161	$136,434	$(7,432)	$132,670	$156	$261,989
Net income	—	—	—	—	11,244	—	11,244
Other comprehensive income	—	—	—	—	—	7	7
Cash dividend declared ($0.06 per share)	—	—	—	—	(875)	—	(875)
Stock repurchases	(723,626)	(8)	(10,514)	—	—	—	(10,522)
Compensation expense related to restricted stock awards	—	—	241	—	—	—	241
Compensation expense related to stock options	—	—	192	—	—	—	192
Cumulative effect of adoption of ASU 2016-13	—	—	—	—	(99)	—	(99)
ESOP shares earned	—	—	109	217	—	—	326
Balance - March 31, 2023	15,325,828	$153	$126,462	$(7,215)	$142,940	$163	$262,503
Net income	—	—	—	—	11,087	—	11,087
Other comprehensive income	—	—	—	—	—	8	8
Cash dividend declared ($0.06 per share)	—	—	—	—	(845)	—	(845)
Stock repurchases	(288,890)	(3)	(3,917)	—	—	—	(3,920)
Compensation expense related to restricted stock awards	—	—	241	—	—	—	241
Compensation expense related to stock options	—	—	192	—	—	—	192
ESOP shares earned	—	—	76	218	—	—	294
Balance - June 30, 2023	15,036,938	$150	$123,054	$(6,997)	$153,182	$171	$269,560
Net income	—	—	—	—	11,843	—	11,843
Other comprehensive income	—	—	—	—	—	7	7
Cash dividend declared ($0.06 per share)	—	—	—	—	(824)	—	(824)
Stock repurchases	(555,324)	(5)	(8,941)	—	—	—	(8,946)
Compensation expense related to restricted stock awards	—	—	241	—	—	—	241
Compensation expense related to stock options	—	—	192	—	—	—	192
ESOP shares earned	—	—	123	217	—	—	340
Balance – September 30, 2023	14,481,614	$145	$114,669	$(6,780)	$164,201	$178	$272,413

						Accumulated
			Additional			Other
	Number of	Common	Paid- in	Unearned	Retained	Comprehensive
	Shares, net	Stock	Capital	ESOP Shares	Earnings	Loss	Total

	(In thousands, except share and per share amounts)

Balance – December 31, 2021	16,377,936	$164	$145,335	$(8,301)	$114,323	$(139)	$251,382
Net income	—	—	—	—	3,645	—	3,645
Other comprehensive income	—	—	—	—	—	19	19
Cash dividend declared ($0.06 per share)	—	—	—	—	(931)	—	(931)
ESOP shares earned	—	—	41	217	—	—	258
Balance - March 31, 2022	16,377,936	$164	$145,376	$(8,084)	$117,037	$(120)	$254,373
Net income	—	—	—	—	5,393	—	5,393
Other comprehensive income	—	—	—	—	—	22	22
Cash dividend declared ($0.06 per share)	—	—	—	—	(3,722)	—	(3,722)
ESOP shares earned	—	—	28	218	—	—	246
Balance - June 30, 2022	16,377,936	$164	$145,404	$(7,866)	$118,708	$(98)	$256,312
Net income	—	—	—	—	7,542	—	7,542
Other comprehensive income	—	—	—	—	—	23	23
Cash dividend declared ($0.06 per share)	—	—	—	—	(916)	—	(916)
Stock Repurchases	(250,288)	(3)	(3,192)	—	—	—	(3,195)
Restricted Stock Award	86,880	1	(1)	—	—	—	—
ESOP shares earned	—	—	54	217	—	—	271
Balance - September 30, 2022	16,214,528	$162	$142,265	$(7,649)	$125,334	$(75)	$260,037

See notes to interim unaudited consolidated financial statements.

NORTHEAST COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2023	2022

	(In thousands)
Cash Flows from Operating Activities:
Net income	$34,175	$16,580
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of securities premiums and discounts, net	19	18
Provision for credit losses	767	-
Depreciation	920	892
Net amortization of deferred loan fees and costs	230	377
Deferred income tax benefit	(830)	(1,235)
Unrealized loss recognized on equity securities	327	1,636
Impairment of real estate owned	-	189
Earnings on bank owned life insurance	(857)	(450)
Gain on dispositions of premises and equipment	-	(98)
ESOP compensation expense	960	775
Compensation expense related to stock options	576	-
Compensation expense related to restricted stock	723	-
Increase in accrued interest receivable	(2,727)	(2,352)
(Increase) decrease in other assets	(1,813)	417
Decrease in accounts payable - loan closing	(2,535)	(2,520)
Increase in accounts payable and accrued expenses	931	218
Net Cash Provided by Operating Activities	30,866	14,447
Cash Flows from Investing Activities:
Net increase in loans	(318,991)	(149,344)
Proceeds from sale of loans	26,414	4,553
Proceeds from bank owned life insurance	1,827	-
Principal repayments on securities available-for-sale	1	-
Principal repayments on securities held-to-maturity	10,791	1,168
Purchase of securities held-to-maturity	(70)	(10,038)
Purchase of restricted stock	(6)	—
Redemptions of restricted stock	315	331
Purchases of premises and equipment	(380)	(3,236)
Net Cash Used in Investing Activities	(280,099)	(156,566)
Cash Flows from Financing Activities:
Net increase in deposits	243,679	60,460
Proceeds from FRB borrowing	50,000	—
Repayment of FHLB of NY advances	(7,000)	(7,000)
Stock repurchases	(23,388)	(3,195)
Increase in advance payments by borrowers for taxes and insurance	142	413
Cash dividends paid	(2,785)	(5,896)
Net Cash Provided by Financing Activities	260,648	44,782
Net Increase (Decrease) in Cash and Cash Equivalents	11,415	(97,337)
Cash and Cash Equivalents – Beginning	95,308	152,269
Cash and Cash Equivalents – Ending	$106,723	$54,932

See notes to interim unaudited consolidated financial statements.

NORTHEAST COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

	Nine Months Ended September 30,
	2023	2022

	(In thousands)
Supplementary Cash Flows Information:
Income taxes paid	$16,396	$5,485
Interest paid	$23,106	$4,491
Supplementary Disclosure of Non-Cash Investing and Financing Activities:
Dividends declared and not paid	$872	$968

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

Accounting Pronouncements Adopted in 2023:

Effective January 1, 2023, the Company adopted Accounting Standards Topic 326, “Financial Instruments – Credit Losses” which replaced the previously existing U.S. GAAP “incurred loss” approach to “expected credit losses” approach, which is referred as Current Expected Credit Losses (“CECL”). CECL measures the credit loss associated with financial assets carried at amortized cost, including loan receivables, held-to-maturity debt securities, off balance sheet credit exposures.

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

Note 2 — Regulatory Capital

The Company and the Bank are subject to regulatory capital requirements promulgated by the federal banking agencies. The Federal Reserve establishes capital requirements, including well capitalized standards, for the consolidated bank holding company, and the FDIC has similar requirements for the Company’s subsidiary bank. The Bank met all capital adequacy requirements to which it was subject as of September 30, 2023 and December 31, 2022.

The following table presents information about the Bank’s capital levels at the dates presented:

			Regulatory Capital Requirements
			Minimum Capital					For Classification as
	Actual		Adequacy(1)					Well-Capitalized
	Amount	Ratio	Amount			Ratio		Amount			Ratio

	(Dollars in Thousands)
As of September 30, 2023:
Total capital (to risk-weighted assets)	$245,572	13.50%	$	≥	145,565	≥	8.00%	$	≥	181,957	≥	10.00%
Tier 1 capital (to risk-weighted assets)	239,511	13.16		≥	109,174	≥	6.00		≥	145,565	≥	8.00
Common equity tier 1 capital (to risk-weighted assets)	239,511	13.16		≥	81,880	≥	4.50		≥	118,272	≥	6.50
Core (Tier 1) capital (to adjusted total assets)	239,511	14.70		≥	65,185	≥	4.00		≥	81,481	≥	5.00
As of December 31, 2022:
Total capital (to risk-weighted assets)	$222,728	13.66%	$	≥	130,429	≥	8.00%	$	≥	163,036	≥	10.00%
Tier 1 capital (to risk-weighted assets)	217,283	13.33		≥	97,822	≥	6.00		≥	130,429	≥	8.00
Common equity tier 1 capital (to risk-weighted assets)	217,283	13.33		≥	73,366	≥	4.50		≥	105,973	≥	6.50
Core (Tier 1) capital (to adjusted total assets)	217,283	16.50		≥	52,687	≥	4.00		≥	65,858	≥	5.00
(1)	Ratios do not include the capital conservation buffer.

Based on the most recent notification by the FDIC, the Bank was categorized as “well capitalized” under the regulatory framework for prompt corrective action. There have been no conditions or events that have occurred since notification that management believes have changed the Bank’s category.

Note 3 — Equity Securities

The following table is the schedule of equity securities at September 30, 2023 and December 31, 2022. The equity securities consists of our investment in a market-rate bond mutual fund that invests in high quality fixed income bonds, mainly government agency securities whose proceeds are designed to positively impact community development throughout the United States. The mutual fund focuses exclusively on providing affordable housing for low- and moderate-income borrowers and renters within our delineated lending areas, including those in majority minority census tracts.

	September 30,	December 31,
	2023	2022

	(In Thousands)
Equity Securities, at Fair Value	$17,714	$18,041

The following is a summary of unrealized gain or loss recognized in net income on equity securities during the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(In Thousands)		(In Thousands)

Net loss recognized on equity securities during the period	$430	$573	$327	$1,636
Less: Net losses realized on the sale of equity securities during the period	—	—	—	—
Unrealized net loss recognized on equity securities held at the reporting date	$430	$573	$327	$1,636

Note 4 — Securities Available-for-Sale

The Company’s portfolio of securities available-for-sale totaled zero and $1,000 at September 30, 2023 and December 31, 2022, respectively.

The following table is the schedule of securities available-for-sale at December 31, 2022:

	December 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In Thousands)
Mortgage-backed securities – residential:
Federal Home Loan Mortgage Corporation	$1	$—	$—	$1
	$1	$—	$—	$1

There were no sales of securities available-for-sale as of September 30, 2023 and December 31, 2022.

At September 30, 2023 and December 31, 2022, the Company had no unrealized loss.

Note 5 — Securities Held-to-Maturity

The following table summarizes the Company’s portfolio of securities held-to-maturity at September 30, 2023 and December 31, 2022.

	September 30, 2023
		Gross	Gross		Allowance
	Amortized	Unrealized	Unrealized	Fair	for
	Cost	Gains	Losses	Value	Credit Loss

	(In Thousands)
Mortgage-backed securities – residential:
Government National Mortgage Association	$474	$	$17	$457	$—
Federal Home Loan Mortgage Corporation	890	—	147	743	—
Federal National Mortgage Association	2,060	—	274	1,786	—
Collateralized mortgage obligations – GSE	2,930	—	723	2,207	—
Total mortgage-backed securities	6,354	—	1,161	5,193	—
Municipal Bonds	9,301	—	2,585	6,716	131
	$15,655	$—	$3,746	$11,909	$131

	December 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In Thousands)
Mortgage-backed securities – residential:
Government National Mortgage Association	$523	$—	$18	$505
Federal Home Loan Mortgage Corporation	961	—	129	832
Federal National Mortgage Association	2,308	—	250	2,058
Collateralized mortgage obligations – GSE	3,043	—	506	2,537
Total mortgage-backed securities	6,835	—	903	5,932
Municipal Bonds	9,546	—	2,524	7,022
U.S. Treasury securities	10,014	—	103	9,911
	$26,395	$—	$3,530	$22,865

Contractual final maturities of mortgage-backed securities and municipal bonds were as follows at September 30, 2023:

	September 30, 2023
	Amortized	Fair
	Cost	Value

	(In Thousands)
Due within one year	$562	$467
Due after one but within five years	1,667	1,281
Due after five but within ten years	2,931	2,292
Due after ten years	10,495	7,869
	$15,655	$11,909

The maturities shown above are based upon contractual final maturity. Actual maturities will differ from contractual maturities due to scheduled monthly repayments and due to the underlying borrowers having the right to prepay their obligations.

The following table presents the activity in the allowance for credit losses for debt securities held-to-maturity:

Municipal
Bonds
Balance – December 31, 2022	$-
Impact of adopting ASC 326	132
Provision for credit loss	4
Balance – March 31, 2023	$136
Provision for credit loss	(1)
Balance – June 30, 2023	$135
Provision for credit loss	(4)
Balance – September 30, 2023	$131

The age of unrealized losses and the fair value of related securities held-to-maturity, for which an allowance for credit losses was not deemed necessary, were as follows:

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

	(In Thousands)
September 30, 2023:
Mortgage-backed securities - residential:
Government National Mortgage Association	$—	$—	$457	$17	$457	$17
Federal Home Loan Mortgage Corporation	—	—	743	147	743	147
Federal National Mortgage Association	—	—	1,786	274	1,786	274
Collateralized mortgage obligations – GSE	—	—	2,207	723	2,207	723
Total mortgage-backed securities	—	—	5,193	1,161	5,193	1,161
Municipal Bonds	—	—	6,716	2,585	6,716	2,585
	$—	$—	$11,909	$3,746	$11,909	$3,746

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

	(In Thousands)
December 31, 2022:
Mortgage-backed securities - residential:
Government National Mortgage Association	$505	$18	$—	$—	$505	$18
Federal Home Loan Mortgage Corporation	—	—	824	129	824	129
Federal National Mortgage Association	478	33	1,580	217	2,058	250
Collateralized mortgage obligations – GSE	1,777	344	759	162	2,536	506
Total mortgage-backed securities	2,760	395	3,163	508	5,923	903
Municipal Bonds	444	39	6,579	2,485	7,023	2,524
U.S. Treasury securities	9,911	103	—	—	9,911	103
	$13,115	$537	$9,742	$2,993	$22,857	$3,530

At September 30, 2023, thirty-two mortgage-backed securities and seven municipal bonds had unrealized loss due to interest rate volatility. Management concluded that the unrealized loss reflected above was temporary in nature since the unrealized loss was related primarily to market interest rate volatility, and not related to the underlying credit quality of the issuers of the securities. Additionally, the Company has the ability and intent to hold the securities for the time necessary to recover the amortized cost. At December 31, 2022, there were thirty-five mortgage-backed securities, six municipal bonds and two U.S. Treasury notes had unrealized loss due to interest rate volatility.

Credit Quality Indicators

The held to maturity securities portfolio consists of agency mortgage-backed securities and municipal bonds. All agency mortgage-backed securities are issued by U.S. government entities and agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. The seven municipal bonds in the portfolio carry no lower than A ratings from the rating agencies at September 30, 2023 and have a long history of no credit losses. The Company regularly monitors the municipal bonds sector of the market and reviews collectability including such factors as the financial condition of the issuers as well as credit ratings in effect as of the reporting period.

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

The composition of loans were as follows at September 30, 2023 and December 31, 2022:

	September 30,	December 31,
	2023	2022

	(In Thousands)
Residential real estate:
One-to-four family	$5,303	$5,467
Multi-family	175,699	123,385
Mixed-use	28,533	21,902
Total residential real estate	209,535	150,754
Non-residential real estate	20,289	25,324
Construction	1,168,909	930,628
Commercial and industrial	107,963	110,069
Consumer	1,242	546
Total Loans	1,507,938	1,217,321
Deferred loan costs, net	232	372
Allowance for credit losses	(4,767)	(5,474)
	$1,503,403	$1,212,219

Loans serviced for the benefit of others totaled approximately $37.5 million and $22.4 million at September 30, 2023 and December 31, 2022, respectively. The value of mortgage servicing rights was not material at September 30, 2023 and December 31, 2022.

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

The following tables summarize the allocation of the allowance for credit losses based upon the calculation methodology described in Note 1, and loans receivable by loan class and credit loss method at September 30, 2023 and December 31, 2022:

At September 30, 2023:

		Non-		Commercial
	Residential	residential		and
	Real Estate	Real Estate	Construction	Industrial	Consumer	Unallocated	Total

	(In Thousands)
Allowance for credit losses:
Ending balance	$2,108	$110	$1,917	$485	$147	$—	$4,767
Ending balance: individually evaluated for credit loss	$—	$—	$—	$—	$—	$—	$—
Ending balance: collectively evaluated for credit loss	$2,108	$110	$1,917	$485	$147	$—	$4,767
Loans receivable:
Ending balance	$209,535	$20,289	$1,168,909	$107,963	$1,242	$—	$1,507,938
Ending balance: individually evaluated for credit loss	$—	$—	$4,381	$—	$—	$—	$4,381
Ending balance: collectively evaluated for credit loss	$209,535	$20,289	$1,164,528	$107,963	$1,242	$—	$1,503,557

At December 31, 2022:

		Non-		Commercial
	Residential	residential		and
	Real Estate	Real Estate	Construction	Industrial	Consumer	Unallocated	Total

	(In Thousands)
Allowance for loan losses:
Ending balance	$528	$131	$3,835	$955	$18	$7	$5,474
Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Ending balance: collectively evaluated for impairment	$528	$131	$3,835	$955	$18	$7	$5,474
Loans receivable:
Ending balance	$150,754	$25,324	$930,628	$110,069	$546	$—	$1,217,321
Ending balance: individually evaluated for impairment	$855	$—	$—	$—	$—	$—	$855
Ending balance: collectively evaluated for impairment	$149,899	$25,324	$930,628	$110,069	$546	$—	$1,216,466

The activity in the allowance for credit loss by loan class for the three and nine months ended September 30, 2023 and 2022 was as follows:

		Non-		Commercial
	Residential	residential		and
	Real Estate	Real Estate	Construction	Industrial	Consumer	Unallocated	Total

	(In Thousands)
Allowance for credit losses:
Balance -June 30, 2023	$1,559	$118	$2,123	$515	$85	$—	$4,400
Charge-offs	—	—	—	—	(71)	—	(71)
Recoveries	—	—	—	—	—	—	—
Provision (Benefit)	549	(8)	(206)	(30)	133	—	438
Balance -September 30, 2023	$2,108	$110	$1,917	$485	$147	$—	$4,767

		Non-		Commercial
	Residential	residential		and
	Real Estate	Real Estate	Construction	Industrial	Consumer	Unallocated	Total

	(In Thousands)
Allowance for loan losses:
Balance - June 30, 2022	$546	$198	$3,581	$865	$16	$261	$5,467
Charge-offs	—	—	—	—	(6)	—	(6)
Recoveries	—	—	—	—	—	—	—
Provision (Benefit)	(151)	(55)	312	66	25	(197)	—
Balance - September 30, 2022	$395	$143	$3,893	$931	$35	$64	$5,461

		Non-		Commercial
	Residential	residential		and
	Real Estate	Real Estate	Construction	Industrial	Consumer	Unallocated	Total

	(In Thousands)
Allowance for credit losses:
Balance - December 31, 2022	$528	$131	$3,835	$955	$18	$7	$5,474
Impact of adopting ASC 326	895	7	(2,086)	(437)	44	(7)	(1,584)
Charge-offs	—	—	(159)	—	(127)	—	(286)
Recoveries	—	—	—	—	—	—	—
Provision (Benefit)	685	(28)	327	(33)	212	—	1,163
Balance - September 30, 2023	$2,108	$110	$1,917	$485	$147	$—	$4,767

		Non-		Commercial
	Residential	residential		and
	Real Estate	Real Estate	Construction	Industrial	Consumer	Unallocated	Total

	(In Thousands)
Allowance for loan losses:
Balance - December 31, 2021	$571	$381	$3,143	$973	$10	$164	$5,242
Charge-offs	—	—	—	—	(23)	—	(23)
Recoveries	189	53	—	—	—	—	242
Provision (Benefit)	(365)	(291)	750	(42)	48	(100)	—
Balance - September 30, 2022	$395	$143	$3,893	$931	$35	$64	$5,461

During the three and nine months ended September 30, 2023, the provision expenses recorded for residential real estate loans were primarily attributed to the increased loan balances. During the three months ended September 30, 2023, the credit provision recorded for construction loans was due to decreased loan balances. During the nine months ended September 30, 2023, the provision expenses recorded for construction loans were primarily attributed to the increased loan balances.

The Company has two individually evaluated loans, totaling $4.4 million, which were collateral-dependent construction loans, secured by multi-family real estate, at September 30, 2023. The two loans are secured by the same project located in the Bronx, New York, and are currently placed on non-accrual status. There was no interest income recognized from non-accrual loans as of September 30, 2023. There were no non-accrual loans at December 31, 2022.

The following table shows our recorded investment, unpaid principal balance and allocated allowance for credit losses for loans that were considered nonperforming and impaired as of and for the periods presented:

As of and for the Three and Nine Months Ended September 30, 2023 and September 30, 2022:

				Three Months Ended September 30, 2023		Nine Months Ended September 30, 2023
	Recorded	Unpaid Principal	Related	Average Recorded	Interest Income	Average Recorded	Interest Income
2023 - Nonperforming	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized

	(In Thousands)
With no related allowance recorded:
Residential real estate-Multi-family	$—	$—	$—	$—	$—	$—	$—
Non-residential real estate	—	—	—	—	—	—	—
Construction	4,381	4,353	—	4,381	—	4,834	—
Commercial and industrial	—	—	—	—	—	—	—
	4,381	4,353	—	4,381	—	4,834	—
With an allowance recorded	—	—	—	—	—	—	—

Total:
Residential real estate-Multi-family	—	—	—	—	—	—	—
Non-residential real estate	—	—	—	—	—	—	—
Construction	4,381	4,353	—	4,381	—	4,834	—
Commercial and industrial	—	—	—	—	—	—	—
	$4,381	$4,353	$—	$4,381	$—	$4,834	$—

				Three Months Ended September 30, 2022		Nine Months Ended September 30, 2022
	Recorded	Unpaid Principal	Related	Average Recorded	Interest Income	Average Recorded	Interest Income
2022 - Impaired	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized

	(In Thousands)
With no related allowance recorded:
Residential real estate-Multi-family	$861	$861	$—	$863	$11	$867	$33
Non-residential real estate	—	—	—	385	—	570	14
Construction	—	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—	—
	861	861	—	1,248	11	1,437	47
With an allowance recorded	—	—	—	—	—	—	—

Total:
Residential real estate-Multi-family	861	861	—	863	11	867	33
Non-residential real estate	—	—	—	385	—	570	14
Construction	—	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—	—
	$861	$861	$—	$1,248	$11	$1,437	$47

As of and for the Year Ended December 31, 2022:

	Recorded	Unpaid Principal	Related	Average Recorded	Interest Income
2022	Investment	Balance	Allowance	Investment	Recognized

	(In Thousands)
With no related allowance recorded:
Residential real estate-Multi-family	$855	$769	$—	$863	$43
Non-residential real estate	—	—	—	385	14
Construction	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
	855	769	—	1,248	57
With an allowance recorded	—	—	—	—	—

Total:
Residential real estate-Multi-family	855	769	—	863	43
Non-residential real estate	—	—	—	385	14
Construction	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
	$855	$769	$—	$1,248	$57

The following tables provide information about delinquencies in our loan portfolio at the dates indicated.

Age Analysis of Past Due Loans as of September 30, 2023:

							Recorded
							Investment >
	30 – 59 Days	60 – 89 Days	Greater Than	Total Past		Total Loans	90 Days and
	Past Due	Past Due	90 Days	Due	Current	Receivable	Accruing

	(In Thousands)
Residential real estate:
One- to four-family	$—	$—	$—	$—	$5,303	$5,303	$—
Multi-family	—	—	—	—	175,699	175,699	—
Mixed-use	—	—	—	—	28,533	28,533	—
Non-residential real estate	—	—	—	—	20,289	20,289	—
Construction loans	—	—	4,381	4,381	1,164,528	1,168,909	—
Commercial and industrial loans	—	—	—	—	107,963	107,963	—
Consumer	—	—	—	—	1,242	1,242	—
	$—	$—	$4,381	$4,381	$1,503,557	$1,507,938	$—

Age Analysis of Past Due Loans as of December 31, 2022:

							Recorded
							Investment
	30 – 59 Days	60 – 89 Days	Greater Than	Total Past		Total Loans	> 90 Days and
	Past Due	Past Due	90 Days	Due	Current	Receivable	Accruing

	(In Thousands)
Residential real estate:
One- to four-family	$—	$—	$—	$—	$5,467	$5,467	$—
Multi-family	—	946	—	946	122,439	123,385	—
Mixed-use	—	—	—	—	21,902	21,902	—
Non-residential real estate	—	—	—	—	25,324	25,324	—
Construction loans	—	—	—	—	930,628	930,628	—
Commercial and industrial loans	—	—	—	—	110,069	110,069	—
Consumer	—	—	—	—	546	546	—
	$—	$946	$—	$946	$1,216,375	$1,217,321	$—

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

The following table presents the risk category of loans at September 30, 2023 by loan segment and vintage year:

								Revolving	Revolving
	Term Loans Amortized Costs Basis by Origination Year							Loans	Loans
								Amortized	Converted
September 30, 2023	2023	2022	2021	2020	2019		Prior	Cost Basis	to Term	Total
Residential real estate
Risk Rating
Pass	$53,643	$72,141	$24,440	$10,756	$1,345		$46,294	$-	$-	$208,619
Special Mention	-	-	-	916	-		-	-	-	916
Substandard	-	-	-	-	-		-	-	-	-
Doubtful	-	-	-	-	-		-	-	-	-
Total	$53,643	$72,141	$24,440	$11,672	$1,345		$46,294	$-	$-	$209,535

Residential real estate
Current period gross charge-offs	$-	$-	$-	$-	$-		$-	$-	$-	$-

Non-residential real estate
Risk Rating
Pass	$-	$252	$2,131	$999	$382		$16,525	$-	$-	$20,289
Special Mention	-	-	-	-	-		-	-	-	-
Substandard	-	-	-	-	-		-	-	-	-
Doubtful	-	-	-	-	-		-	-	-	-
Total	$-	$252	$2,131	$999	$382		$16,525	$-	$-	$20,289

Non-residential real estate
Current period gross charge-offs	$-	$-	$-	$-	$-		$-	$-	$-	$-

Construction
Risk Rating
Pass	$253,267	$543,534	$236,380	$56,220	$35,198		$39,929	$-	$-	$1,164,528
Special Mention	-	-	-	-	-		-	-	-	-
Substandard	-	-	-	4,381	-		-	-	-	4,381
Doubtful	-	-	-	-	-		-	-	-	-
Total	$253,267	$543,534	$236,380	$60,601	$35,198		$39,929	$-	$-	$1,168,909

Construction
Current period gross charge-offs	$-	$-	$-	$-	$-		$159	$-	$-	$159

Commercial and industrial
Risk Rating
Pass	$2,037	$8,701	$485	$520	$478		$2,313	$91,840	$1,589	$107,963
Special Mention	-	-	-	-	-		-	-	-	-
Substandard	-	-	-	-	-		-	-	-	-
Doubtful	-	-	-	-	-		-	-	-	-
Total	$2,037	$8,701	$485	$520	$478		$2,313	$91,840	$1,589	$107,963

Commercial and industrial
Current period gross charge-offs	$-	$-	$-	$-	$-		$-	$-	$-	$-

Consumer
Risk Rating
Pass	$1,219	$-	$-	$-	$-	$		$23	$-	$1,242
Special Mention	-	-	-	-	-		-	-	-	-
Substandard	-	-	-	-	-		-	-	-	-
Doubtful	-	-	-	-	-		-	-	-	-
Total	$1,219	$-	$-	$-	$-		$-	$23	$-	$1,242

Consumer
Current period gross charge-offs	$127	$-	$-	$-	$-		$-	$-	$-	$127

Total
Risk Rating
Pass	$310,166	$624,628	$263,436	$68,495	$37,403		$105,061	$91,863	$1,589	$1,502,641
Special Mention	-	-	-	916	-		-	-	-	916
Substandard	-	-	-	4,381	-		-	-	-	4,381
Doubtful	-	-	-	-	-		-	-	-	-
Total	$310,166	$624,628	$263,436	$73,792	$37,403		$105,061	$91,863	$1,589	$1,507,938

The following table provides certain information related to the credit quality of our loan portfolio at December 31, 2022.

Credit Risk Profile by Internally Assigned Grade as of December 31, 2022:

	Residential	Non-residential		Commercial
	Real Estate	Real Estate	Construction	and Industrial	Consumer	Total

	(In Thousands)
Grade:
Pass	$148,953	$25,324	$930,628	$110,069	$546	$1,215,520
Special Mention	946	—	—	—	—	946
Substandard	855	—	—	—	—	855
Doubtful	—	—	—	—	—	—
	$150,754	$25,324	$930,628	$110,069	$546	$1,217,321

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

There were no loans modified to borrowers experiencing financial difficulty during the three and nine months ended September 30, 2023 or the year ended December 31, 2022.

Allowance for Credit Losses on Off-Balance Sheet Commitments:

The following table presents the activity in the allowance for credit losses related to off-balance sheet commitments, that is included in Accounts Payable and Accrued Expenses on the consolidated statement of financial condition, for the three and nine months ended September 30, 2023:

Allowance for
Credit Loss
Balance – December 31, 2022	$-
Impact of adopting ASC 326	1,586
Provision for credit loss	(200)
Balance – March 31, 2023	$1,386
Provision for credit loss	83
Balance – June 30, 2023	$1,469
Provision for credit loss	(278)
Balance – September 30, 2023	$1,191

Note 7 — Real Estate Owned (“REO”)

The Company owned one foreclosed property valued at approximately $1,456,000 at September 30, 2023 and $1,456,000 at December 31, 2022, consisting of an office building located in Pennsylvania. The property was acquired through foreclosure in December 2014.

Further declines in real estate values may result in impairment charges in the future. Routine holding costs are charged to expense as incurred and improvements to real estate owned that enhance the value of the real estate are capitalized. REO expense recorded in the consolidated statements of income amounted to $11,000 and $200,000 for the three months, and $52,000 and $252,000 for the nine months ended September 30, 2023 and 2022, respectively.

Note 8 — Federal Home Loan Bank of New York (“FHLB”) Advances

Our borrowings include Federal Home Loan Bank of New York (“FHLB”) advances and short-term borrowings from the Discount Window at the Federal Reserve Bank of New York (“FRBNY”).

FHLB advances are summarized as follows at September 30, 2023 and December 31, 2022:

	September 30,		December 31,
	2023		2022
		Weighted Average		Weighted Average
	Amount	Interest Rate	Amount	Interest Rate

	(Dollars in Thousands)
Advances maturing in:
One year or less	$7,000	2.86%	$7,000	2.83%
After one to three years	—	—%	7,000	2.86%
After five years (due 2030)	7,000	1.61%	7,000	1.61%
	$14,000	2.24%	$21,000	2.43%

At September 30, 2023, none of the above advances were subject to early call or redemption features. All advances had fixed interest rates, with the remaining term of nine months for one advance and seven years for the other advance. At September 30, 2023, the advances were secured by a pledge of the Company’s investment in the capital stock of the FHLB and a blanket assignment of the Company’s otherwise unpledged qualifying mortgage loans. At September 30, 2023, these unpledged qualifying mortgage loans were not pledged to any company other than the FHLB. At September 30, 2023, the Company had the ability to borrow $31.3 million, net of $14.0 million in outstanding advances, from the FHLB and $8.0 million from Atlantic Community Bankers Bank (“ACBB”).

On August 30, 2023, the FRBNY approved the Company’s eligibility to pledge loans under the Borrower-in-Custody program of the FRBNY thereby allowing the Company to borrow from the Discount Window at the FRBNY. As of September 30, 2023, the borrowing from FRBNY was $50.0 million, bearing an interest rate of 5.5% and matures on December 22, 2023. The Company had an available borrowing limit of $739.4 million from the FRBNY as of September 30, 2023.

Note 9 — Benefits Plans

Outside Director Retirement Plan (“DRP”)

The DRP is an unfunded non-contributory defined benefit pension plan covering all non-employee directors meeting eligibility requirements as specified in the plan document. The following table sets forth information regarding the components of net pension periodic expense measured as of September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(Dollars In Thousands)		(Dollars In Thousands)
Net periodic pension expense:
Service cost	$31	$30	$93	$90
Interest cost	10	14	30	42
Actuarial (gain) loss recognized	(8)	7	(24)	20
Total net periodic pension expense included in other non-interest expenses	$33	$51	$99	$152

Unrecognized net loss of $18,000 and $23,000 for the three months, and $54,000 and $64,000 for the nine months ended September 30, 2023 and 2022, respectively, were included in accumulated other comprehensive income.

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

Expenses of $51,000 and $121,000 for the three months, and $162,000 and $361,000 for the nine months ended September 30, 2023 and 2022, respectively, were recorded for this plan and are reflected in the Consolidated Statements of Income under Salaries and Employee Benefits.

Stock-Based Deferral Plan

In June 2021, the Company established a stock-based deferral plan for eligible key executives and members of the Board of Directors of the Company to elect to defer compensation received from the Company for their services and make deemed investments of that deferred compensation in shares of the Company’s common stock. At September 30, 2023, the Company did not have any obligations under the plan.

401(k) Plan

The Company maintains a 401(k) plan for all eligible employees. Participants are permitted to contribute from 1% to 15% or 60% of their annual compensation up to the maximum permitted under the Internal Revenue Code. The Company provided no matching contribution during the three and nine months ended September 30, 2023 and 2022.

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

Each year, the Bank makes discretionary contributions to the ESOP equal to the principal and interest payment required on the loan from the Company. The ESOP may further pay down the principal balance of the loans by using dividends paid, if any, on the shares of Company common stock it owns. The balance remaining on the first ESOP loan was $1,327,000 at September 30, 2023 and December 31, 2022. The balance remaining on the second ESOP loan was $6,850,000 at September 30, 2023 and December 31, 2022.

Shares purchased with the loan proceeds serve as collateral for the loan and are held in a suspense account for future allocation among ESOP participants. As the loan principal is repaid, shares will be released from the suspense account and become eligible for allocation. The allocation among plan participants will be as described in the ESOP governing document.

ESOP shares initially pledged as collateral were recorded as unearned ESOP shares in the stockholders’ equity section of the consolidated statement of financial condition. Thereafter, on a monthly basis over the terms of the ESOP loans, approximately 2,894 shares for the ESOP loan made in 2006 and approximately 4,348 shares for the ESOP loan made in 2021 are committed to be released respectively. Compensation expense is recorded equal to the shares committed to be released multiplied by the average closing price of the Company’s stock during that month. ESOP expense totaled approximately $340,000 and $271,000 for the three months, and $960,000 and $775,000 for the nine months ended September 30, 2023 and 2022, respectively. Dividends on unallocated shares, which totaled approximately $47,000 and $52,000 for the three months, and $141,000 and $313,000 for the nine months ended September 30, 2023 and 2022, are recorded as a reduction of the ESOP loan. Dividends on allocated shares, which totaled approximately $42,000 and $36,000 for the three months, and $125,000 and $219,000 for the nine months ended September 30, 2023 and 2022, respectively, are charged to retained earnings.

ESOP shares are summarized as follows:

	September 30,	December 31,
	2023	2022
Allocated shares	694,848	607,922
Shares committed to be released	65,187	86,920
Unearned shares	717,374	782,567
Total ESOP Shares	1,477,409	1,477,409
Less allocated shares distributed to former or retired employees	(143,612)	(122,280)
Total ESOP Shares Held by Trustee	1,333,797	1,355,129
Fair value of unearned shares	$10,588,440	$11,675,897

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

At September 30, 2023 and December 31, 2022, the quantitative data relating to the Company’s leases are as follows (in thousands):

	September 30,	December 31,
	2023	2022
Finance Lease Amounts:
ROU asset	$352	$355
Lease liability	$561	$533
Operating Lease Amounts:
ROU assets	$1,935	$2,312
Lease liabilities	$1,991	$2,363
Weighted-average remaining lease term
Finance lease	93 years	94 years
Operating leases	5.80 years	6.19 years
Weighted-average discount rate
Finance lease	9.50%	9.50%
Operating leases	1.40%	1.50%

The components of lease expense and cash flow information related to leases as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(Dollars In Thousands)		(Dollars In Thousands)
Finance Lease Cost
Amortization of ROU asset	$1	1	$3	$3
Interest on lease liability	$10	9	$28	$28
Operating Lease Costs	$127	140	$380	$423
Cash paid for amounts included in the measurement of lease liabilities
Finance lease	$—	—	$—	$—
Operating leases	$125	279	$373	$417

Maturities of lease liabilities at September 30, 2023 are as follows (in thousands):

	Operating	Finance
	Leases	Lease
Years ended December 31:
2023	$92	$7
2024	436	30
2025	398	30
2026	235	31
2027	239	33
Thereafter	636	4,016
Total lease payments	$2,036	$4,147
Interest	(45)	(3,586)
Lease liability	$1,991	$561

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

The level of the asset or liability within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The following table sets forth the Company’s assets that are carried at fair value on a recurring basis and the level that was used to determine their fair value at September 30, 2023 and December 31, 2022:

	Quoted Prices in		Significant Other		Significant		Total Carried
	Active Markets for		Observable		Unobservable		at Fair
	Identical Assets		Inputs		Inputs		Value on a
	(Level 1)		(Level 2)		(Level 3)		Recurring Basis
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
Description	2023	2022	2023	2022	2023	2022	2023	2022
Assets:
Marketable equity securities:
Mutual funds	$17,714	$18,041	$—	$—	$—	$—	$17,714	$18,041
Mortgage-backed securities
FHLMC	—	—	—	1	—	—	—	1
Total assets	$17,714	$18,041	$—	$1	$—	$—	$17,714	$18,042

There were no transfers between Level 1 and 2 during the three and nine months ended September 30, 2023 or the year ended December 31, 2022. The Company did not have any liabilities that were carried at fair value on a recurring basis at September 30, 2023 and December 31, 2022.

The following table sets forth the Company’s assets that are carried at fair value on a non-recurring basis and the level that was used to determine their fair value, at September 30, 2023 and December 31, 2022:

	Quoted Prices in		Significant Other		Significant		Total Carried
	Active Markets for		Observable		Unobservable		at Fair
	Identical Assets		Inputs		Inputs		Value on a
	(Level 1)		(Level 2)		(Level 3)		Non-Recurring Basis
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
Description	2023	2022	2023	2022	2023	2022	2023	2022

	(In Thousands)
Assets:
Loans individually evaluated	$—	$—	$—	$—	$4,381	$855	$4,381	$855
Real estate owned	—	—	—	—	1,456	1,456	1,456	1,456
Total assets	$—	$—	$—	$—	$5,837	$2,311	$5,837	$2,311

The following tables present the qualitative information about non-recurring Level 3 fair value measurements of financial instruments at September 30, 2023 and December 31, 2022:

	At September 30, 2023
	Fair	Valuation	Unobservable		Weighted
	Value	Technique	Input	Range	Average

	(In Thousands)
Assets:
Loans individually evaluated	$4,381	Income approach	Capitalization rate	6.00%	6.00%
Real estate owned	1,456	Income approach	Capitalization rate	12.00%	12.00%

	At December 31, 2022
	Fair	Valuation	Unobservable		Weighted
	Value	Technique	Input	Range	Average

	(In Thousands)
Assets:
Impaired loans	$855	Income approach	Capitalization rate	5.60%	5.60%
Real estate owned	1,456	Income approach	Capitalization rate	12.00%	12.00%

The Company did not have any liabilities that were carried at fair value on a non-recurring basis at September 30, 2023 and December 31, 2022.

The methods and assumptions used to estimate fair value at September 30, 2023 and December 31, 2022 are as follows:

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

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at September 30, 2023 and December 31, 2022:

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

The carrying amounts and estimated fair value of our financial instruments are as follows:

			Fair Value at September 30, 2023
			Quoted
			Prices in
			Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
	Carrying		Assets	Inputs	Inputs
(In thousands)	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Cash and cash equivalents	$106,723	$106,723	$106,723	$—	$—
Certificates of deposit	100	100	—	100	—
Marketable equity securities	17,714	17,714	17,714	—	—
Securities available for sale	—	—	—	—	—
Securities held to maturity	15,524	11,909	—	11,909	—
Loans receivable, net	1,503,403	1,473,766	—	—	1,473,998
Investments in restricted stock	929	929	—	929	—
Accrued interest receivable	11,323	11,323	—	11,323	—
Financial Liabilities
Deposits	1,365,634	1,360,276	—	1,360,276	—
Borrowings	64,000	62,707	—	62,707	—

			Fair Value at December 31, 2022
			Quoted
			Prices in
			Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
	Carrying		Assets	Inputs	Inputs
(In thousands)	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Cash and cash equivalents	$95,308	$95,308	$95,308	$—	$—
Certificates of deposit	100	100	—	100	—
Marketable equity securities	18,041	18,041	18,041	—	—
Securities available for sale	1	1	—	1	—
Securities held to maturity	26,395	22,865	—	22,865	—
Loans receivable, net	1,212,219	1,191,483	—	—	1,191,483
Investments in restricted stock	1,238	1,238	—	1,238	—
Accrued interest receivable	8,597	8,597	—	8,597	—
Financial Liabilities
Deposits	1,121,955	1,121,107	—	1,121,107	—
FHLB of New York advances	21,000	19,437	—	19,437	—

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

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals such as referral fees based month end reports. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of September 30, 2023, the Company did not have any significant contract balances.

All of the Company’s revenue from contracts with customers within the scope of ASC 606 is recognized within noninterest income. The following table presents the Company’s sources of noninterest income for the three and nine months ended September 30, 2023 and 2022. Sources of revenue outside the scope of ASC 606 are noted as such:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(In Thousands)		(In Thousands)
Non-interest income:
Deposit-related fees and charges	$15	$17	$42	$53
Loan-related fees and charges(1)	106	308	652	861
Electronic banking fees and charges	243	219	723	648
Gain on disposition of equipment(1)	—	52	—	98
Income from bank owned life insurance(1)	153	153	857	450
Investment advisory fees	114	107	343	364
Unrealized loss on equity securities(1)	(430)	(573)	(327)	(1,636)
Miscellaneous(1)	20	26	67	66
Total non-interest income	$221	$309	$2,357	$904
(1)	Not within the scope of ASC 606.

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

Note 13 — Other Non-Interest Expenses

The following is an analysis of other non-interest expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(In Thousands)		(In Thousands)
Other	$1,105	$751	$2,771	$2,088
Service contracts	364	275	1,040	804
Consulting expense	191	251	612	710
Telephone	167	145	486	437
Directors compensation	217	155	666	436
Audit and accounting	159	163	376	463
Insurance	97	95	290	273
Director, officer, and employee expense	62	73	190	201
Legal fees	238	283	474	640
Office supplies and stationary	44	23	132	100
Recruiting expense	2	23	27	68
	$2,646	$2,237	$7,064	$6,220

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

The following table sets forth the computations of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(In Thousands, except per share data)		(In Thousands, except per share data)
Net income (basic and diluted)	$11,843	$7,542	$34,175	$16,580

Weighted average shares issued	15,855	16,348	15,233	16,348
Less: Weighted average unearned ESOP shares	(769)	(812)	(747)	(833)
Less: Weighted average unvested restricted shares	(343)	—	(343)	—
Basic weighted average shares outstanding	14,743	15,536	14,143	15,515
Add: Dilutive effect of restricted stock	76	—	49	—
Add: Dilutive effect of stock option	3	—	—	—
Diluted weighted average shares outstanding	14,822	15,536	14,192	15,515

Net income per share
Basic	$0.80	$0.49	$2.42	$1.07
Diluted	$0.80	$0.49	$2.41	$1.07

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

The product of the number of shares granted and the grant date market price of the Company’s common stock determine the fair value of restricted stock under the Company’s 2022 Equity Incentive plan. Management recognizes compensation expense for the fair value of restricted stock on a straight-line basis over the requisite service period for the entire award. As of September 30, 2023 and December 31, 2022, there were 137,637 shares available for future awards under this plan, which includes 98,311 shares available for stock options and 39,326 shares available for restricted stock awards.

A summary of the Company’s restricted stock activity and related information for the three and nine months ended September 30, 2023 follows:

	2023
		Weighted Average
		Grant-Date
	Shares	Market Price
Outstanding at December 31, 2022	352,037	$13.67
Granted	—	—
Forfeited	—	—
Vested	—	—
Outstanding at March 31, 2023	352,037	$13.67
Granted	—	—
Forfeited	—	—
Vested	—	—
Outstanding at June 30, 2023	352,037	$13.67
Granted	—	—
Forfeited	—	—
Vested	17,376	—
Outstanding at September 30, 2023	334,661	$13.67

Compensation expense related to restricted stock was $241,000 and $723,000 for the three and nine months ended September 30, 2023. At September 30, 2023 and December 31, 2022, the total compensation cost related to non-vested awards that has not yet been recognized was $4.0 million and $4.7 million, respectively, which is expected to be recognized over the next 5 years.

A summary of the Company’s stock option activity and related information for the three and nine months ended September 30, 2023 follows:

2023
Weighted Average
Grant-Date
	Options	Market Price
Outstanding at December 31, 2022	880,097	$13.67
Granted	—	—
Forfeited	—	—
Exercised	—	—
Outstanding at March 31, 2023	880,097	$13.67
Exercisable at March 31, 2023	—	—

Granted	—	—
Forfeited	—	—
Exercised	—	—
Outstanding at June 30, 2023	880,097	$13.67
Exercisable at June 30, 2023	—	—

Granted	—	—
Forfeited	—	—
Exercised	—	—
Outstanding at September 30, 2023	880,097	$13.67
Exercisable at September 30, 2023	43,441	13.67

Compensation cost related to stock options is recognized based on the fair value of the stock options at the grant date on a straight line basis over the vesting period. Compensation expense related to stock options was $192,000 and $576,000 for the three and nine months ended September 30, 2023. At September 30, 2023 and December 31, 2022, unrecognized compensation cost related to stock option awards was $3.2 million and $3.7 million, respectively, which is expected to be recognized over the next 5 years.

Note 16 — Recent Accounting Pronouncements

In July 2023, the FASB issued ASU 2023-03, Presentation of Financial Statements (Topic 205), Income Statement-Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation-Stock Compensation (Topic 718), which amends or supersedes various SEC paragraphs within the Codification to conform to past SEC announcements and guidance issued by the SEC. The ASU does not provide any new guidance so there is no transition or effective date associated with it. This ASU did not have a significant impact on the Company’s financial statements.

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

The Company cautions readers of this report that a number of important factors could cause the Company’s actual results to differ materially from those expressed in forward-looking statements. Factors that could cause actual results to differ from those predicted and could affect the future prospects of the Company include, but are not limited to: (i) general economic conditions, including higher inflation, either nationally or in our market area, that are worse than expected; (ii) changes in the interest rate environment that reduce our interest margins, reduce the fair value of financial instruments or reduce the demand for our loan products; (iii) increased competitive pressures among financial services companies; (iv) changes in consumer spending, borrowing and savings habits; (v) changes in the quality and composition of our loan or investment portfolios; (vi) changes in real estate market values in our market area; (vii) decreased demand for loan products, deposit flows, competition, or decreased demand for financial services in our market area; (viii) major catastrophes such as earthquakes, floods or other natural or human disasters and pandemics or infectious disease outbreaks, the related disruption to local, regional and global economic activity and financial markets, and the impact that any of the foregoing may have on us and our customers and other constituencies; (ix) legislative or regulatory changes that adversely affect our business or changes in the monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board; (x) technological changes that may be more difficult or expensive than expected; (xi) success or consummation of new business initiatives may be more difficult or expensive than expected; (xii) the inability to successfully integrate acquired businesses and financial institutions into our business operations; (xiii) adverse changes in the securities markets; (xiv) the impact of failures or disruptions in or breaches of the Company’s operational or security systems, data or infrastructure, or those of third parties, including as a result of cyberattacks or campaigns; (xv) the inability of third party service providers to perform; and (xvi) changes in accounting policies and practices, as may be adopted by bank regulatory agencies or the Financial Accounting Standards Board.

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

Balance Sheet Analysis

General

Total assets increased by $295.0 million, or 20.7%, to $1.7 billion at September 30, 2023, from $1.4 billion at December 31, 2022. The increase in assets was primarily due to an increase in net loans of $291.2 million and an increase in cash and cash equivalents of $11.4 million, partially offset by a decrease in securities held-to-maturity of $10.9 million.

Cash and cash equivalents increased by $11.4 million, or 12.0%, to $106.7 million at September 30, 2023 from $95.3 million at December 31, 2022. The increase in cash and cash equivalents was a result of a decrease in securities held-to-maturity of $10.9 million, increases in deposits of $243.7 million and increases in borrowings of $43.0 million used to fund an increase of $291.2 million in net loans, partially offset by stock repurchases of $21.8 million.

Equity securities decreased by $327,000, or 1.8%, to $17.7 million at September 30, 2023 from $18.0 million at December 31, 2022. The decrease in equity securities was attributable to market depreciation of $327,000 due to market interest rate volatility during the nine months ended September 30, 2023.

Securities held-to-maturity decreased by $10.9 million, or 41.2%, to $15.5 million at September 30, 2023 from $26.4 million at December 31, 2022 due to the maturity of $10.0 million in U.S. Treasury holdings, the establishment of $131,000 in an allowance for credit losses for held-to-maturity securities, and to maturities and pay-downs of various investment securities.

The allowance for credit losses for held-to-maturity securities totaling $131,000 was established pursuant to the adoption of the current expected credit losses model (“CECL”) on held-to-maturity investment securities loss exposures. In this regard, we recognized a one-time credit of $132,000 due to the adoption of CECL at January 1, 2023, partially offset by a credit loss expense reduction totaling $1,000 during the nine months ended September 30, 2023.

Loans, net of the allowance for credit losses, increased by $291.2 million, or 24.0%, to $1.5 billion at September 30, 2023 from $1.2 billion at December 31, 2022. The increase in loans, net of the allowance for credit losses, was primarily due to loan originations of $653.0 million during the nine months ended September 30, 2023, consisting primarily of $575.8 million in construction loans with respect to which approximately 40.5% of the funds were disbursed at loan closings, with the remaining funds to be disbursed over the terms of the construction loans. In addition, we originated $45.5 million in multi-family loans, $23.5 million in commercial and industrial loans, and $8.2 million in mixed-use loans.

Loan originations resulted in a net increase of $238.3 million in construction loans, $52.3 million in multi-family loans, $6.6 million in mixed-use loans, and $696,000 in consumer loans. The increase in our loan portfolio was partially offset by decreases of $5.0 million in non-residential loans, $2.1 million in commercial and industrial loans, and $164,000 in residential loans, coupled with normal pay-downs and principal reductions.

The allowance for credit losses related to loans decreased to $4.8 million as of September 30, 2023 from $5.5 million as of December 31, 2022. The decrease in the allowance for credit losses related to loans was due to a one-time decrease of $1.6 million due to the adoption of CECL at January 1, 2023 and charge-offs of $285,000, partially offset by provision for credit losses totaling $1.2 million.

Premises and equipment decreased by $540,000, or 2.1%, to $25.5 million at September 30, 2023 from $26.1 million at December 31, 2022 primarily due to depreciation of fixed assets.

Investments in Federal Home Loan Bank stock decreased by $309,000, or 25.0%, to $929,000 at September 30, 2023 from $1.2 million at December 31, 2022 due primarily to a reduction in mandatory Federal Home Loan Bank stock in connection with the maturity of $7.0 million in advances during the nine months ended September 30, 2023.

Bank owned life insurance (“BOLI”) decreased by $970,000, or 3.7%, to $24.9 million at September 30, 2023 from $25.9 million at December 31, 2022 due to two death claims totaling $1.8 million on BOLI policies, partially offset by increases in the BOLI cash value.

Accrued interest receivable increased by $2.7 million, or 31.7%, to $11.3 million at September 30, 2023 from $8.6 million at December 31, 2022 due to an increase in the loan portfolio and interest rate increases in 2023 that resulted in an increase in the interest rates on loans in our construction loan portfolio.

Foreclosed real estate was $1.5 million at September 30, 2023 and December 31, 2022. Right of use assets — operating decreased by $377,000, or 16.3%, to $1.9 million at September 30, 2023 from $2.3 million at December 31, 2022, primarily due to amortization. Other assets increased by $3.1 million, or 57.7%, to $8.4 million at September 30, 2023 from $5.3 million at December 31, 2022 due to an increase in tax assets of $3.0 million and an increase in suspense accounts of $115,000.

Total deposits increased by $243.7 million, or 21.7%, to $1.4 billion at September 30, 2023 from $1.1 billion at December 31, 2022. The increase was primarily due to a shift in deposits whereby certificates of deposit increased by $364.3 million, or 73.7%, partially offset by decreases in non-interest bearing demand deposits of $67.1 million, or 17.8%, savings account balances of $46.3 million, or 16.9%, and NOW/money market accounts of $7.2 million, or 8.2%.

Federal Home Loan Bank advances decreased by $7.0 million, or 33.3%, to $14.0 million at September 30, 2023 from $21.0 million at December 31, 2022 due to maturity of borrowings. Federal Reserve Bank borrowings increased to $50.0 million at September 30, 2023 from none at December 31, 2022.

Advance payments by borrowers for taxes and insurance increased by $141,000, or 6.0%, to $2.5 million at September 30, 2023 from $2.4 million at December 31, 2022 due primarily to accumulation of real estate tax payments remitted by borrowers.

Lease liability – operating decreased by $372,000, or 15.7%, to $2.0 million at September 30, 2023 from $2.4 million at December 31, 2022, primarily due to repayments.

Accounts payable and accrued expenses decreased by $1.9 million, or 13.0%, to $12.8 million at September 30, 2023 from $14.8 million at December 31, 2022 due primarily to a decrease in suspense accounts for loan closings of $2.5 million and a decrease in accrued bonus expense of $1.6 million for employees, partially offset by an increase in the allowance for credit losses for off-balance sheet commitments totaling $1.2 million and an increase of $538,000 in accounts payable.

The allowance for credit losses for off-balance sheet commitments was $1.2 million at September 30, 2023 due to a one-time credit of $1.6 million resulting from the adoption of CECL at January 1, 2023, partially offset by a credit loss expense reduction totaling $395,000 during the nine months ended September 30, 2023.

Stockholders’ equity increased by $10.4 million, or 4.0% to $272.4 million at September 30, 2023, from $262.0 million at December 31, 2022. The increase in stockholders’ equity was due to net income of $34.2 million for the nine months ended September 30, 2023, $1.3 million in the amortization of restricted stock and stock options granted in connection with the 2022 Equity Incentive Plan, a reduction of 652,000 in unearned employee stock ownership plan shares coupled with an increase of $308,000 in earned employee stock ownership plan shares, and $22,000 in other comprehensive income, partially offset by stock repurchases totaling $21.8 million, dividends paid and declared of $2.5 million, and a one-time adjustment to retained earnings of $99,000 due to the adoption of CECL.

Results of Operations for the Three Months Ended September 30, 2023 and 2022

Financial Highlights

Net income for the three months ended September 30, 2023 was $11.8 million compared to net income of $7.5 million for the three months ended September 30, 2022. The increase in net income of $4.3 million, or 57.0%, between periods was primarily due to an increase in net interest income, partially offset by an increase in provision for credit losses, a decrease in non-interest income, an increase in non-interest expense, and an increase in income tax expense.

Net Interest Income

Net interest income totaled $25.1 million for the three months ended September 30, 2023, as compared to $17.5 million for the three months ended September 30, 2022. The increase in net interest income of $7.7 million, or 43.9%, was primarily due to an increase in interest income offset by an increase in interest expense.

The increase in interest income is attributable to increases in the average balances of loans and interest-bearing deposits, partially offset by decreases in the average balances of investment securities and FHLB stock. The increase in interest income is also attributable to a rising interest rate environment due to the Federal Reserve’s interest rate increases in the past year.

The increase in market interest rates in the past year also caused an increase in our interest expense. As a result, the increase in interest expense for the three months ended September 30, 2023 was due to an increase in the cost of funds on our deposits, partially offset by a decrease in the average balance of our borrowed money. The increase in interest expense was also due to an increase in the balances on our certificates of deposits, offset by decreases in the balances on our savings and club deposits, our interest-bearing demand deposits, and our borrowed money.

Total interest and dividend income increased by $15.8 million, or 81.3%, to $35.1 million for the three months ended September 30, 2023 from $19.4 million for the three months ended September 30, 2022. The increase in interest and dividend income was due to an increase in the average balance of interest earning assets of $381.3 million, or 32.1%, to $1.6 billion for the three months ended September 30, 2023 from $1.2 billion for the three months ended September 30, 2022 and an increase in the yield on interest earning assets by 243 basis points from 6.52% for the three months ended September 30, 2022 to 8.95% for the three months ended September 30, 2023.

Interest expense increased by $8.1 million, or 420.2%, to $10.0 million for the three months ended September 30, 2023 from $1.9 million for the three months ended September 30, 2022. The increase in interest expense was due to an increase in the cost of interest bearing liabilities by 263 basis points from 1.23% for the three months ended September 30, 2022 to 3.86% for the three months ended September 30, 2023 and an increase in average interest bearing liabilities of  $413.2 million, or 66.2%, to $1.0 billion for the three months ended September 30, 2023 from $624.0 million for the three months ended September 30, 2022.

Net interest margin increased by 52 basis points, or 8.8%, during the three months ended September 30, 2023 to 6.40% compared to 5.88% during the three months ended September 30, 2022.

Provision for Credit Losses.

The Company recorded credit loss expenses totaling $156,000 for the three months ended September 30, 2023 compared to no credit loss expense for the three months ended September 30, 2022. The credit loss expense of $156,000 for the three months ended September 30, 2023 was comprised of credit loss expense for loans of $438,000, partially offset by credit loss expense reduction for off-balance sheet commitments of $278,000 and credit loss expense reduction for held-to-maturity investment securities of $4,000.

We charged-off $71,000 during the three months ended September 30, 2023 as compared to charge-offs of $6,000 during the three months ended September 30, 2022. The charge-offs of $71,000 and $6,000 during the three months ended September 30, 2023 and 2022, respectively, were against various unpaid overdrafts in our demand deposit accounts. We recorded no recoveries from previously charged-off loans during the three months ended September 30, 2023 and 2022.

Based on a review at September 30, 2023 of the loans that were in the loan portfolio, our off-balance sheet credit exposures, and our HTM investment securities, management believes that the allowances for these three components are maintained at a level that represents our best estimate of inherent losses in the loan portfolio, off-balance sheet credit exposures, and HTM investment securities that were both probable and reasonably estimable.

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

Non-Interest Income

Non-interest income for the three months ended September 30, 2023 was $221,000 compared to non-interest income of $309,000 for the three months ended September 30, 2022. The decrease of $88,000, or 28.5%, in total non-interest income was primarily due to a decrease of $180,000 in other loan fees and service charges, a decrease of $52,000 in gain on sale of fixed assets, and a decrease of $6,000 in other non-interest income, partially offset by an increase of $7,000 in investment advisory fees and a decrease of $143,000 in unrealized loss on equity securities.

The decrease in other loan fees and service charges was due to a decrease of $202,000 in other loan fees and loan servicing fees and a decrease of $3,000 in deposit account fees, partially offset by an increase of $25,000 in ATM/debit card/ACH fees.

The decrease in unrealized loss on equity was due to an unrealized loss of $430,000 on equity securities during the three months ended September 30, 2023 compared to an unrealized loss of $573,000 on equity securities during the three months ended September 30, 2022. The unrealized loss of $430,000 on equity securities during the three months ended September 30, 2023 was due to market interest rate volatility during the quarter ended September 30, 2023.

Non-Interest Expense

Non-interest expense increased by $1.1 million, or 14.0%, to $8.9 million for the three months ended September 30, 2023 from $7.8 million for the three months ended September 30, 2022. The increase resulted primarily from increases of $721,000 in salaries and employee benefits, $409,000 in other operating expense, $96,000 in outside data processing expense, $55,000 in advertising expense, and $18,000 in occupancy expense, partially offset by decreases of $188,000 in real estate owned expense and $19,000 in equipment expense.

Salaries and employee benefits increased by $721,000, or 18.1%, to $4.7 million for the three months ended September 30, 2023 from $4.0 million for the three months ended September 30, 2022 primarily due to the hiring of additional personnel to support the growth of the Company, the amortization of expenses related to the 2022 Equity Incentive Plan awards of restricted stocks and options, and a decrease in loan origination expenses related to loan origination fees due to a decrease in loan originations.

Other non-interest expense increased by $409,000, or 18.3%, to $2.6 million for the three months ended September 30, 2023 from $2.2 million for the three months ended September 30, 2022 due mainly to increases of $354,000 in miscellaneous other non-interest expense, $89,000 in service contracts expense, $61,000 in directors compensation, $22,000 in telephone expense, $21,000 in office supplies, and $3,000 in insurance expense. These increases were partially offset by decreases of $60,000 in consulting fees, $44,000 in legal fees, $21,000 in expenses related to the hiring of personnel, $10,000 in directors, officers, and employee expenses, and $5,000 in audit and accounting fees.

The increase of $354,000 in miscellaneous other non-interest expense was mainly due to increases of $367,000 in regulatory insurance premiums and assessments due to an increase in our total assets, $33,000 in dues and subscriptions, $20,000 in miscellaneous expenses, $5,000 in check and correspondence bank charges, and $2,000 in postage expenses. These increases were partially offset by decreases of $67,000 in public company expenses relating to expenses incurred in connection with the shareholders’ approval of the 2022 Equity Incentive Plan and $6,000 in miscellaneous charge-offs.

Service contracts expense increased by $89,000, or 32.3%, to $364,000 for the three months ended September 30, 2023 from $275,000 for the three months ended September 30, 2022 due to the increased cost to support the growth of the Company. Directors compensation increased by $61,000, or 39.4%, to $217,000 for the three months ended September 30, 2023 from $155,000 for the three months ended September 30, 2022 due to the amortization of expenses related to the 2022 Equity Incentive Plan awards of restricted stocks and options.

Telephone expense increased by $22,000, or 14.9%, to $167,000 for the three months ended September 30, 2023 from $145,000 for the three months ended September 30, 2022 due to increased usage to service customers. Office supplies and stationery increased by $21,000, or 92.6%, to $44,000 for the three months ended September 30, 2023 from $23,000 for the three months ended September 20, 2022 due to the growth of the Company.

Consultant fees decreased by $60,000, or 24.0%, to $191,000 for the three months ended September 30, 2023 from $251,000 for the three months ended September 30, 2022 due to the retention of consultants to help implement CECL in 2022. Legal fees decreased by $44,000, or 15.6%, to $239,000 for the three months ended September 30, 2023 from $283,00 for the three months ended September 30, 2022 due to a reduction in transactions requiring legal services. Recruiting expense decreased by $21,000, or 92.5%, to $2,000 for the three months ended September 30, 2023 from $23,000 for the three months ended September 30, 2022 due to less reliance on traditional recruiting firms for personnel hirings.

Outside data processing expense increased by $96,000, or 20.3%, to $569,000 for the three months ended September 30, 2023 from $473,000 for the three months ended September 30, 2022 due to an increase in transactions and additional data processing services.

Advertising expense increased by $55,000, or 70.5%, to $133,000 for the three months ended September 30, 2023 from $78,000 for the three months ended September 30, 2022 due mainly to the resumption of advertising to promote interest rates offered on our deposit products.

Occupancy expense increased by $18,000, or 3.0%, to $616,000 for the three months ended September 30, 2023 from $598,000 for the three months ended September 30, 2022 primarily as a result of the increased cost of operating office space.

Real estate owned expense decreased by $188,000, or 94.5%, to $11,000 for the three months ended September 30, 2023 from $199,000 for the three months ended September 30, 2022 due to a write down in 2022 of $189,000 on the fair market value of a foreclosed property because the increase in interest rates caused an increase in the capitalization rate, thereby resulting in a reduction in the calculated fair market value of the property.

Equipment expense decreased by $19,000, or 7.3%, to $240,000 for the three months ended September 30, 2023 from $259,000 for the three months ended September 30, 2022 due to a reduced need to purchase additional equipment.

Income Taxes.  We recorded income tax expense of $4.4 million and $2.4 million for the three months ended September 30, 2023 and 2022, respectively. For the three months ended September 30, 2023, we had approximately $187,000 in tax exempt income, compared to approximately $185,000 in tax exempt income for the three months ended September 30, 2022. Our effective income tax rates were 27.3% and 24.2% for the three months ended September 30, 2023 and 2022, respectively.

Results of Operations for the Nine Months Ended September 30, 2023 and 2022

Financial Highlights

Net income for the nine months ended September 30, 2023 was $34.2 million compared to net income of $16.6 million for the nine months ended September 30, 2022. The increase in net income of $17.6 million, or 106.1% for the nine months ended September 30, 2023 compared to the same period in the prior year was due to increases in net interest income and non-interest income, partially offset by increases in provisions for credit losses, non-interest expense, and income tax expense.

Net Interest Income

Net interest income totaled $72.0 million for the nine months ended September 30, 2023 as compared to $42.9 million for the nine months ended September 30, 2022. The increase in net interest income of $29.1 million, or 67.7%, was primarily due to an increase in interest income offset by an increase in interest expense.

The increase in interest income is attributable to increases in the average balances of loans, partially offset by decreases in the average balances of interest-bearing deposits, investment securities, and FHLB stock. The increase in interest income is also attributable to a rising interest rate environment as a result of the Federal Reserve’s interest rate increases during 2023.

The increase in market interest rates in 2023 also caused an increase in our interest expense. As a result, the increase in interest expense for the nine months ended September 30, 2023 was due to an increase in the cost of funds on our deposits, partially offset by a decrease in the cost of our borrowed money. The increase in interest expense was also due to an increase in the balances on our certificates of deposits and an increase in the balances of our savings and club deposits, offset by a decrease in the balances on our interest-bearing demand deposits, and a decrease in the balances of our borrowed money.

Total interest and dividend income increased by $47.9 million, or 100.8%, to $95.4 million for the nine months ended September 30, 2023 from $47.5 million for the nine months ended September 30, 2022. The increase in interest and dividend income was due to an increase in the average balance of interest earning assets of $287.9 million, or 24.4%, to $1.5 billion for the nine months ended September 30, 2023 from $1.2 billion for the nine months ended September 30, 2022 and an increase in the yield on interest earning assets by 329 basis points from 5.37% for the nine months ended September 30, 2022 to 8.66% for the nine months ended September 30, 2023.

Interest expense increased by $18.8 million, or 411.8%, to $23.4 million for the nine months ended September 30, 2023 from $4.6 million for the nine months ended September 30, 2022. The increase in interest expense was due to an increase in the cost of interest bearing liabilities by 237 basis points from 0.98% for the nine months ended September 30, 2022 to 3.35% for the nine months ended September 30, 2023, and an increase in average interest bearing liabilities of $307.2 million, or 49.2%, to $931.5 million for the nine months ended September 30, 2023 from $624.3 million for the nine months ended September 30, 2022.

Net interest margin increased by 169 basis points, or 34.8%, during the nine months ended September 30, 2023 to 6.54% compared to 4.85% during the nine months ended September 30, 2022.

Provision for Credit Losses

The Company recorded credit loss expenses totaling $767,000 for the nine months ended September 30, 2023 compared to no credit loss expense for the nine months ended September 30, 2022. The credit loss expense of $767,000 for the nine months ended September 30, 2023 was comprised of credit loss expense for loans of $1.2 million, partially offset by a credit loss expense reduction for off-balance sheet commitments of $395,000 and credit loss expense reduction for held-to-maturity investment securities of $1,000.

We charged-off $286,000 during the nine months ended September 30, 2023 as compared to charge-offs of $23,000 during the nine months ended September 30, 2022. The charge-offs of $286,000 during the nine months ended September 30, 2023 were comprised of a charge-off of $159,000 related to three performing construction loans on the same project whereby we sold the loans to a third-party at a loss of $159,000, as well as charge-offs of $127,000 against various unpaid overdrafts in our demand deposit accounts. The charge-offs of $23,000 during the nine months ended September 30, 2022 were against various unpaid overdrafts in our demand deposit accounts.

We recorded no recoveries from previously charged-off loans during the nine months ended September 30, 2023 compared to recoveries of $242,000 during the nine months ended September 30, 2022, which was comprised of $146,000 from a previously charged-off loan secured by a multi-family property, $53,000 from a previously charged-off loan secured by a non-residential property, and $43,000 regarding a previously charged-off loan secured by a mixed-use property.

Based on a review at September 30, 2023 of the loans that were in the loan portfolio, our off-balance sheet credit exposures, and our HTM investment securities, management believes that the allowances for these three components are maintained at a level that represents our best estimate of inherent losses in the loan portfolio, off-balance sheet credit exposures, and HTM investment securities that were both probable and reasonably estimable.

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

Non-Interest Income

Non-interest income for the nine months ended September 30, 2023 was $2.4 million compared to non-interest income of $904,000 for the nine months ended September 30, 2022. The increase of $1.5 million, or 160.6%, in total non-interest income was primarily due to a decrease of $1.3 million in unrealized loss on equity securities and an increase of $407,000 in BOLI income. These were partially offset by a decrease of $145,000 in other loan fees and service charges, a decrease of $98,000 in gain on sale of fixed assets, and a decrease of $21,000 in investment advisory fees.

The decrease in unrealized loss on equity was due to an unrealized loss of $327,000 on equity securities during the nine months ended September 30, 2023 compared to an unrealized loss of $1.6 million on equity securities during the nine months ended September 30, 2022. The unrealized loss of $327,000 on equity securities during the 2023 period was due to market interest rate volatility as the Federal Reserve continued to increase interest rates, which impacted the value of the equity securities during the nine months ended September 30, 2023.

The increase in BOLI income was primarily due to two death claims totaling $1.8 million on BOLI policies that resulted in additional BOLI income of $404,000 during the nine months ended September 30, 2023. The decrease in other loan fees and service charges was due to a decrease of $207,000 in other loan fees and loan servicing fees and a decrease of $12,000 in deposit account fees, partially offset by an increase of $75,000 in ATM and debit card usage fees.

Non-Interest Expense

Non-interest expense increased by $3.9 million, or 17.8%, to $26.0 million for the nine months ended September 30, 2023 from $22.1 million for the nine months ended September 30, 2022. The increase resulted primarily from increases of $2.7 million in salaries and employee benefits, $844,000 in other operating expense, $250,000 in outside data processing expense, $237,000 in advertising expense, $127,000 in occupancy expense, and $19,000 in equipment expense, partially offset by a decrease of $200,000 in real estate owned expense.

Salaries and employee benefits increased by $2.7 million, or 23.3%, to $14.1 million for the nine months ended September 30, 2023 from $11.4 million for the nine months ended September 30, 2022 primarily due to the hiring of additional personnel to support the growth of the Company, the amortization of expenses related to the 2022 Equity Incentive Plan awards of restricted stocks and options, and a decrease in loan origination expenses related to loan origination fees due to a decrease in loan originations.

Other non-interest expense increased by $844,000, or 13.6%, to $7.1 million for the nine months ended September 30, 2023 from $6.2 million for the nine months ended September 30, 2022 due mainly to increases of $682,000 in miscellaneous other non-interest expense, $236,000 in service contracts expense, $230,000 in directors compensation, $48,000 in telephone expense, $33,000 in office supplies, and $17,000 in insurance expense. These increases were partially offset by decreases of $165,000 in legal fees, $99,000 in consulting fees, $87,000 in audit and accounting fees, $42,000 in expenses related to the hiring of personnel, and $10,000 in directors, officers, and employee expenses.

The increase of $682,000 in miscellaneous other non-interest expense was mainly due to an increase of $543,000 in regulatory insurance premiums and assessments due to an increase in our total assets, an increase of $172,000 in dues and subscriptions, an increase of $25,000 in miscellaneous other non-interest expense, an increase of $12,000 in check and correspondence bank charges, and an increase of $5,000 in postage expense, partially offset by a decrease of $39,000 in public company expense relating to expenses incurred in connection with the shareholders’ approval of the 2022 Equity Incentive Plan and a decrease of $36,000 in miscellaneous charge-offs.

Service contracts expense increased by $236,000, or 29.4%, to $1.0 million for the nine months ended September 30, 2023 from $803,000 for the nine months ended September 30, 2022 due to an increase in services provided by third parties in order to support the growth of the Company. Directors compensation increased by $230,000, or 52.8%, to $666,000 for the nine months ended September 30, 2023 from $436,000 for the nine months ended September 30, 2022 due to the amortization of expenses related to the 2022 Equity Incentive Plan awards of restricted stocks and options.

Legal fees decreased by $165,000, or 25.9%, to $474,000 for the nine months ended September 30, 2023 from $640,000 for the nine months ended September 30, 2022 due to a reduction in transactions requiring legal services. Consultant fees decreased by $99,000, or 13.9%, to $611,000 for the nine months ended September 30, 2023 from $710,000 for the nine months ended September 30, 2022 due to the retention of consultants to help implement CECL in 2022. Recruiting expense decreased by $41,000, or 61.1%, to $27,000 for the nine months ended September 30, 2023 from $68,000 for the nine months ended September 30, 2023 due to less reliance on traditional recruiting firms for personnel hirings.

Outside data processing expense increased by $250,000, or 18.0%, to $1.6 million for the nine months ended September 30, 2023 from $1.4 million for the nine months ended September 30, 2022 due to an increase in transactions and additional data processing services.

Advertising expense increased by $237,000, or 129.5%, to $420,000 for the nine months ended September 30, 2023 from $183,000 for the nine months ended September 30, 2022 due mainly to the resumption of advertising and promotional products to promote the interest rates offered on our deposit products.

Occupancy expense increased by $127,000, or 7.2%, to $1.9 million for the nine months ended September 30, 2023 from $1.8 million for the nine months ended September 30, 2022 primarily as a result of the increased cost of operating office space.

Equipment expense increased by $19,000, or 2.3%, to $844,000 for the nine months ended September 30, 2023 from $825,000 for the nine months ended September 30, 2022 due to the purchases of additional equipment to support the Company’s expansion.

Real estate owned expense decreased by $200,000, or 79.4%, to $52,000 for the nine months ended September 30, 2023 from $252,000 for the nine months ended September 30, 2022 due to a write down in 2022 of $189,000 on the fair market value of a foreclosed property because the increase in interest rates caused an increase in the capitalization rate thereby resulting in a reduction in the calculated fair market value of the property.

Income Taxes.  We recorded income tax expense of $13.4 million and $5.2 million for the nine months ended September 30, 2023 and 2022, respectively. For the nine months ended September 30, 2023 and 2022, we had approximately $956,000 and $553,000, respectively, in tax exempt income. The increase in tax exempt income was primarily due to two death claims totaling $1.8 million on BOLI policies that resulted in additional BOLI income of $404,000 during the nine months ended September 30, 2023.

Our effective income tax rates were 28.2% and 23.9% for the nine months ended September 30, 2023 and 2022, respectively.

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

	Three Months Ended September 30,
	2023			2022
	Average	Interest and	Yield/	Average	Interest and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost

Loans receivable	$1,446,946	$33,757	9.33%	$1,067,835	$18,771	7.03%
Securities	33,754	181	2.14	45,919	183	1.59
Federal Home Loan Bank stock	929	18	7.75	1,238	16	5.17
Other interest-earning assets	88,156	1,181	5.36	73,524	414	2.25
Total interest-earning assets	1,569,785	35,137	8.95	1,188,516	19,384	6.52
Allowance for credit losses	(4,404)			(5,467)
Non-interest-earning assets	85,133			81,702
Total assets	$1,650,514			$1,264,751

Interest bearing demand	$78,768	$522	2.65%	$104,669	$241	0.92%
Savings and club accounts	235,613	1,624	2.76	233,447	660	1.13
Certificates of deposit	707,142	7,743	4.38	264,850	885	1.34
Interest-bearing deposits	1,021,523	9,889	3.87	602,966	1,786	1.18
Borrowed money	15,631	119	3.05	21,000	138	2.63
Interest-bearing liabilities	1,037,154	10,008	3.86	623,966	1,924	1.23
Non-interest-bearing demand	322,213			365,025
Other non-interest-bearing liabilities	16,694			15,557
Total liabilities	1,376,061			1,004,548
Equity	274,453			260,203
Total liabilities and equity	$1,650,514			$1,264,751
Net interest income/interest spread
Net interest margin		$25,129	5.09%		$17,460	5.29%
Net interest-earning assets			6.40%			5.88%
Average interest-earning assets to interest-bearing liabilities	$532,631			$564,550

	Nine Months Ended September 30,
	2023			2022
	Average	Interest and	Yield/	Average	Interest and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost

Loans receivable	$1,353,446	$91,826	9.05%	$1,018,802	$46,244	6.05%
Securities	39,375	589	1.99	42,080	485	1.54
Federal Home Loan Bank stock	1,002	61	8.12	1,320	49	4.95
Other interest-earning assets	74,308	2,886	5.18	117,983	718	0.81
Total interest-earning assets	1,468,131	95,362	8.66	1,180,185	47,496	5.37
Allowance for credit losses	(4,640)			(5,362)
Non-interest-earning assets	83,200			78,536
Total assets	$1,546,691			$1,253,359

Interest bearing demand	$84,920	$1,433	2.25%	$112,332	$601	0.71%
Savings and club accounts	262,977	5,373	2.72	217,291	1,340	0.82
Certificates of deposit	567,378	16,244	3.82	271,985	2,182	1.07
Interest-bearing deposits	915,275	23,050	3.36	601,608	4,123	0.91
Borrowed money	16,216	327	2.69	22,667	445	2.62
Interest-bearing liabilities	931,491	23,377	3.35	624,275	4,568	0.98
Non-interest-bearing demand	329,993			356,846
Other non-interest-bearing liabilities	16,373			15,422
Total liabilities	1,277,857			996,543
Equity	268,834			256,816
Total liabilities and equity	$1,546,691			$1,253,359

Net interest income/interest spread		$71,985	5.31%		$42,928	4.39%
Net interest margin			6.54%			4.85%
Net interest-earning assets	$536,640			$555,910
Average interest-earning assets to interest-bearing liabilities	157.61%			189.05%

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

	Three Months Ended 9/30/2023
	Compared to
	Three Months Ended 9/30/2022
	Increase (Decrease)
	Due to
	Volume	Rate	Total

	(Dollars in thousands)
Interest income:
Loans receivable	$7,799	$7,187	$14,986
Securities	(221)	219	(2)
Federal Home Loan Bank stock	(21)	23	2
Other interest-earning assets	97	670	767
Total	$7,654	$8,099	$15,753
Interest expense:
Interest bearing demand deposit	$(389)	$670	$281
Savings accounts	6	958	964
Certificates of deposits	2,902	3,956	6,858
Borrowed money	(120)	101	(19)
Total	2,399	5,685	8,084
Net change in net interest income	$5,255	$2,414	$7,669

	Nine Months Ended 9/30/2023
	Compared to
	Nine Months Ended 9/30/2022
	Increase (Decrease)
	Due to
	Volume	Rate	Total

	(Dollars in thousands)
Interest income:
Loans receivable	$18,188	$27,394	$45,582
Securities	(50)	154	104
Federal Home Loan Bank stock	(19)	31	12
Other interest-earning assets	(524)	2,692	2,168
Total	$17,595	$30,271	$47,866
Interest expense:
Interest bearing demand deposit	$(267)	$1,099	$832
Savings accounts	336	3,697	4,033
Certificates of deposits	4,179	9,883	14,062
Borrowed money	(137)	19	(118)
Total	4,111	14,698	18,809
Net change in net interest income	$13,484	$15,573	$29,057

Asset Quality

The following table sets forth information with respect to our non-performing assets at the dates indicated.

	September 30,	December 31,
	2023	2022

	(Dollars in thousands)
Total non-accrual loans	$4,381	$—
Total accruing loans past due 90 days or more	—	—
Total non-performing loans	4,381	—
Real estate owned	1,456	1,456
Total non-performing assets	$5,837	$1,456
Total non-performing loans to total loans	0.29%	—%
Total non-performing assets to total assets	0.34%	0.10%

Non-performing assets totaled $5.8 million at September 30, 2023 compared to $1.5 million at December 31, 2022. At September 30, 2023, we had two non-performing, non-accrual construction loans totaling $4.4 million secured by the same project located in the Bronx, New York. The other non-performing assets consisted of one foreclosed property at September 30, 2023 and December 31, 2022.

There were no nonaccrual loans at December 31, 2022. During the nine months ended September 30, 2023, we did not collect any interest income from the loans that were in non-accrual status. We did not collect any interest income from loans that were in non-accrual status in 2022.

From time to time, as part of our loss mitigation strategy, we may renegotiate the loan terms based on the economic or legal reasons related to the borrower’s financial difficulties. There were no new loan modifications during the nine months ended September 30, 2023 or 2022 or during the year ended December 31, 2022. TDRs may be considered to be non-performing and if so are placed on non-accrual, except for those that have established a sufficient performance history (generally a minimum of six consecutive months of performance) under the terms of the restructured loan.

The two TDRs with an aggregate balance of $855,000 at December 31, 2022 were performing in accordance with their restructured terms (generally at least six consecutive months) and were sold to a third party on January 5, 2023 at a loss of $86,000.

The following table sets forth an analysis of the activity in the allowance for credit losses related to loans for the periods indicated:

	September 30	December 31,
	2023	2022

	(Dollars In Thousands)
Allowance at beginning of period	$5,474	$5,242
Impact of adopting ASC 326	(1,584)	—
Provision for credit losses	1,163	439
Net Charge-offs:
Residential real estate loans:
One- to four-family	—	—
Multifamily	—	—
Mixed-use	—	(103)
Total residential real estate loans	—	(103)
Non-residential real estate loans	—	(53)
Construction loans	159	328
Commercial and industrial loans	—	—
Consumer loans	127	35
Total net charge-offs	286	207
Allowance at end of period	$4,767	$5,474
Total loans outstanding	$1,507,938	$1,217,321
Average loans outstanding	1,446,946	1,054,577
Ratio of allowance to non-performing loans	1.09%	—%
Ratio of allowance to total loans	0.32%	0.45%
Ratio of net charge-offs to average loans	0.02%	0.02%
Non-performing loans	$4,381	$—

The Company’s allowance for credit losses related to loans totaled $4.8 million, or 0.32% of total loans as of September 30, 2023 compared to $5.5 million, or 0.45% of total loans as of December 31, 2022. In addition, the Company’s allowance for credit losses related to off-balance sheet commitments totaling $1.2 million and an allowance for credit losses related to held-to-maturity debt securities totaling $131,000 as of September 30, 2023 compared to none at December 31, 2022.

The allowance for credit losses related to loans decreased by $707,000 to $4.8 million at September 30, 2023 from $5.5 million at December 31, 2022. The decrease in the allowances for credit losses was due primarily to the adoption of CECL which reduced the allowance by $1.6 million and charge-offs totaling $286,000 that comprised of a charge-off of $159,000 related to three performing construction loans on the same project whereby we sold the loans to a third-party at a loss of $159,000 and charge-offs of $127,000 against various unpaid overdrafts in our demand deposit accounts, partially offset by provision for credit losses related to loans totaling $1.2 million at September 30, 2023.

The allowance for credit losses related to off-balance sheet commitments of $1.2 million comprised of the adoption of CECL totaling $1.6 million, partially offset by a credit loss expense reduction of $395,000 at September 30, 2023.

The allowance for credit losses related to held-to-maturity of debt securities of $131,000 comprised of the adoption of CECL totaling $132,000 and credit loss expense reduction of $1,000 at September 30, 2023.

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

Our Cash Liquidity ratio, On Balance Sheet Liquidity ratio, and On Balance Sheet Liquidity & Borrowing Capacity ratio averaged 7.1%, 10.2%, and 19.4%, respectively, for the nine months ended September 30, 2023 compared to 11.2%, 15.5%, and 19.0%, respectively, for the year ended December 31, 2022. We adjust our liquidity levels to fund deposit outflows, pay real estate taxes on real estate loans, repay our borrowings, and to fund loan commitments. We also adjust liquidity as appropriate to meet asset and liability management objectives.

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

Our primary investing activities are the origination of construction loans, commercial and industrial loans, multifamily loans, and to a lesser extent, mixed-use real estate loans and other loans. For the nine months ended September 30, 2023 and 2022, our loan originations totaled $653.0 million and $499.2 million, respectively. Cash received from the maturities and pay-downs on securities totaled $10.7 million and $1.2 million for the nine months ended September 30, 2023 and 2022, respectively. We purchased securities totaling $70,000 and $10.0 million during the nine months ended September 30, 2023 and September 30, 2022, respectively.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of New York to provide advances. As a member of the Federal Home Loan Bank of New York, we are required to own capital stock in the Federal Home Loan Bank of New York and are authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to credit-worthiness have been met. We had an available borrowing limit of $31.3 million and $31.5 million from the Federal Home Loan Bank of New York as of September 30, 2023 and December 31, 2022, respectively. There were $14.0 million and $21.0 million in Federal Home Loan Bank advances at September 30, 2023 and December 31, 2022, respectively.

The Federal Reserve Bank of New York (“FRBNY”) approved on August 30, 2023 the Bank’s eligibility to pledge loans under the Borrower-in-Custody program of the FRBNY thereby allowing the Bank to borrow from the Discount Window at the FRBNY. As of September 30, 2023, we had $50.0 million in FRBNY borrowings and an available borrowing limit of $739.4 million.

In addition, we are party to a loan agreement with ACBB under which we can borrow up to $8.0 million in short-term borrowings. There were no outstanding borrowings with ACBB at September 30, 2023 and December 31, 2022.

At September 30, 2023, we had unfunded commitments on construction and multi-family mortgage loans of $464.1 million, outstanding commitments to originate loans of $123.9 million, unfunded commitments under lines of credit of $110.0 million, and unfunded standby letters of credit of $10.3 million. At September 30, 2023, certificates of deposit scheduled to mature in less than one year totaled $588.3 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In the event a significant portion of our deposits are not retained by us, we will have to utilize other funding sources, such as various types of sourced deposits, Federal Home Loan Bank advances, or Federal Reserve Bank borrowings, in order to maintain our level of assets. Alternatively, we could reduce our level of liquid assets, such as our cash and cash equivalents. In addition, the cost of such deposits may be significantly higher or lower depending on market interest rates at the time of renewal.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its stockholders and for the repurchase, if any, of its shares of common stock. At September 30, 2023, the Company had liquid assets of $4.5 million and $14.4 million in loan participations originated by the Bank which are held by the Company.

Off-Balance Sheet Arrangements

For the nine months ended September 30, 2023, we did not engage in any off-balance sheet transactions reasonably likely to have a material adverse effect on our financial condition, results of operations or cash-flows.

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

Our objective is to manage our interest rate risk by determining whether a given movement in interest rates affects our net interest income and the market value of our portfolio equity in a positive or negative way and to execute strategies to maintain interest rate risk within established limits. The results at September 30, 2023 indicate the level of risk within the parameters of our model. Our management believes that the September 30, 2023 results indicate a profile that reflects interest rate risk exposures in both rising and declining rate environments for both net interest income and economic value.

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

If the results produce quantifiable interest rate risk exposure beyond our limits, then the testing will have served as a monitoring mechanism to allow us to initiate asset/liability strategies designed to reduce and therefore mitigate interest rate risk. The table below sets forth an approximation of our interest rate risk exposure. The simulation uses projected repricing of assets and liabilities at September 30, 2023. The income simulation analysis presented represents a one-year impact of the interest scenario assuming a static balance sheet. Various assumptions are made regarding the prepayment speed and optionality of loans, investment securities and deposits, which are based on analysis and market information. The assumptions regarding optionality, such as prepayments of loans and the effective lives and repricing of non-maturity deposit products, are documented periodically through evaluation of current market conditions and historical correlations to our specific asset and liability products under varying interest rate scenarios.

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

The table below sets forth, as of September 30, 2023, NorthEast Community Bank’s net portfolio value, the estimated changes in our net portfolio value and net interest income that would result from the designated instantaneous parallel changes in market interest rates.

	Twelve Month
	Net Interest Income	Net Portfolio Value
	Percent		Percent
Change in Interest Rates (Basis Points)	of Change	Estimated NPV	of Change
+200	14.72%	$307,428	3.80%
+100	7.40	302,827	2.25
0	—	296,164	—
-100	(8.81)	286,634	(3.22)
-200	(17.86)%	274,942	(7.17)%

As of September 30, 2023, based on the scenarios above, net interest income would increase by approximately 7.40% to 14.72%, over a one-year time horizon in a rising interest rate environment. One-year net interest income would decrease by approximately 8.81% to 17.86% in a declining interest rate environment over the same period.

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

Overall, our September 30, 2023 results indicate that we are adequately positioned with an acceptable net interest income and economic value at risk and that all interest rate risk results continue to be within our policy guidelines.

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

Item 1A. Risk Factors

For information regarding the Company’s risk factors, refer to “Item 1A: Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission on March 30, 2023 and “Part II, Item 1A: Risk Factors” in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, filed with the Securities and Exchange Commission on May 23, 2023. As of September 30, 2023, the risk factors of the Company have not changed materially from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 and the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023.

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

The following table provides information on repurchases by the Company of its common stock under the Company’s stock repurchase program during the three months ended September 30, 2023:

			Total Number of Shares	Maximum Number of
			Purchased as Part of	Shares that May Yet Be
	Total Number of	Average Price Paid	Publicly Announced	Purchased Under the
Period	Shares Purchased	Per Share	Plans or Programs	Plans or Programs
July 1 - 31, 2023	-	$-	-	1,453,977
August 1 - 31, 2023	331,064	16.23	331,064	1,122,913
September 1 - 30, 2023	224,260	15.47	224,260	898,653
Total	555,324		555,324

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

The following materials from the Company’s Quarterly Report to Stockholders on Form 10-Q for the quarter ended September 30, 2023, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholder’s Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

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

Date: November 13, 2023

NORTHEAST COMMUNITY BANCORP, INC.

By:	/s/ Kenneth A. Martinek
Name:	Kenneth A. Martinek
Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Donald S. Hom
Name:	Donald S. Hom
Title:	Executive Vice President and Chief Financial Officer
(Principal Financial and Chief Accounting Officer)