Form 10-K
period 2023-12-31
NorthEast Community Bancorp, Inc./MD/
filed 2024-03-28
CIK 1847398

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2023

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2023 was $195.7 million.  The number of shares outstanding of the registrant’s common stock as of March 28, 2024 was 14,065,796.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2024 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

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

These forward-looking statements are based on current beliefs and expectations of our management and are subject to significant risks and uncertainties. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. Actual results may differ materially from those contemplated by the forward-looking statements due to, among others, the following factors:

●	general economic conditions, either nationally or in our market area, that are worse than expected;
●	changes in the interest rate environment that reduce our interest margins, reduce the fair value of financial instruments or reduce the demand for our loan products;
●	higher inflation and its impact on national and local economic conditions;
●	increased competitive pressures among financial services companies;
●	changes in consumer spending, borrowing and savings habits;
●	changes in the quality and composition of our loan or investment portfolios;
●	changes in real estate market values in our market area;
●	a decrease in new construction in our primary market area;
●	decreased demand for loan products, deposit flows, competition, or decreased demand for financial services in our market area;
●	major catastrophes such as earthquakes, floods or other natural or human disasters and infectious disease outbreaks, the related disruption to local, regional and global economic activity and financial markets, and the impact that any of the foregoing may have on us and our customers and other constituencies;
●	legislative or regulatory changes that adversely affect our business or changes in the monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board;
●	technological changes that may be more difficult or expensive than expected;
●	success or consummation of new business initiatives may be more difficult or expensive than expected;
●	the inability to successfully integrate acquired businesses and financial institutions into our business operations;

i

●	adverse changes in the securities markets;
●	our inability to enter new markets successfully and capitalize on growth opportunities;
●	changes in estimates of the adequacy of the allowance for credit losses;
●	a failure or breach of our operational or security systems or infrastructure, including cyberattacks;
●	the inability of third party service providers to perform; and
●	changes in accounting policies and practices, as may be adopted by bank regulatory agencies or the Financial Accounting Standards Board.

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

The Bank’s principal business consists of originating primarily construction loans and, to a lesser extent, commercial and industrial loans, multifamily and mixed-use residential real estate loans, and non-residential real estate loans. The Bank offers a variety of retail deposit products to the general public in the areas surrounding its main office and its branch offices, with interest rates that are competitive with those of similar products offered by other financial institutions operating in its market area. The Bank also utilizes borrowings as a source of funds. The Bank’s revenues are derived primarily from interest on loans and, to a lesser extent, interest on investment securities and mortgage-backed securities. The Bank also generates revenues from other income including deposit fees, service charges and investment advisory fees.

The Bank previously offered investment advisory and financial planning services under the name of Harbor West Wealth Management Group, a division of the Bank, through a networking arrangement with a registered broker-dealer and investment advisor. In December 2023, the Bank entered into an agreement to sell all of the Bank’s assets relating to Harbor West Wealth Management Group to a third party and the asset sale was completed in January 2024. The Bank no longer generates investment advisory fees following the completion of the transaction.

Our executive offices are located at 325 Hamilton Avenue, White Plains, New York 10601 and our telephone number is (914) 684-2500. Our website address is www.necb.com. Information on our website should not be considered a part of this report.

Throughout this report, references to “we,” “us” or “our” refer to the Company or the Bank, or both, as the context indicates.

Market Area

We are headquartered in White Plains, New York, which is located in Westchester County, and we operate through our main and annex offices in White Plains, two full-service branch offices in the New York City borough of Manhattan (New York County), one full-service branch office in the New York City borough of the Bronx (Bronx County), two full-service branch offices in Rockland County, New York, two full-service branch offices in Orange

County, New York, one full-service branch office in Sullivan County, New York, and three full-service branches in Danvers (Essex County), Framingham (Middlesex County) and Quincy (Norfolk County), Massachusetts, and loan production offices in White Plains, New York, New City, New York and Danvers, Massachusetts. We generate deposits through our main office and eleven branch offices. We conduct lending activities primarily in the State of New York, the Commonwealth of Massachusetts, and, to a lesser extent, in New Jersey. We also have a limited number of loans in Connecticut, a state in which we no longer originate loans.

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

We believe that our long-standing presence in our market areas in New York and Massachusetts, and our personal service philosophy enhance our ability to compete favorably in attracting and retaining individual and business customers. We actively solicit deposit-related customers and compete for deposits by offering customers personal attention, professional service, and competitive interest rates.

Lending Activities

We originate loans primarily for investment purposes. The largest segment of our loan portfolio is construction loans followed by multi-family real estate loans. We also originate mixed-use and non-residential real estate loans and commercial and industrial loans. We consider our lending territory to be the New York State/New York City Metropolitan area and the Massachusetts/Boston Metropolitan area. We also originate a limited number of loans in New Jersey. Although we no longer originate loans in Connecticut, we also have a limited number of loans in this state. At December 31, 2023, $1.4 billion, or 88.1%, of our portfolio was secured by loans in the New York State/New York Metropolitan Area, $159.2 million, or 10.0%, of our portfolio was secured by loans in the Massachusetts/Boston Metropolitan Area and $28.3 million, or 1.9%, of our portfolio was secured by loans in Connecticut and New Jersey.

Construction Loans.  We have been originating construction loans secured by the construction of multi-family and single family properties in Massachusetts and by the construction primarily of multi-family, residential condominium properties, and occasionally non-residential properties located in New York State, primarily in Bronx, Orange, Rockland and Sullivan Counties, for more than a decade.

Since the latter part of 2013, we have primarily made construction loans to borrowers and developers who we know or who are referred to us by existing customers for construction in high absorption, homogeneous communities in our New York State market area. The demand for housing (whether for rent or for purchase) is far greater in these high absorption communities than the available supply. This lack of balance between supply and demand leads to available units being under contracts of sale or leases signed very soon after certificates of occupancy are received by the building owners. Generally, in homogeneous communities, units that are under construction have purchase contracts before they are complete.

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

We generally require the borrower to contribute 50% of the total raw land acquisition cost. If an existing structure is to be demolished, the loan to value ratio will be limited to 50% of the improved land value alone. To ensure sufficient construction funds are available for a project, we may elect to finance up to 100% of the construction costs, which includes a 10% contingency, in an amount not to exceed 70% of the “as complete” appraised value. We also require the borrower to submit various construction documentations, including but not necessarily limited to cost estimates, property surveys, approved building plans and specifications, and approved building permits. We generally require our borrowers to fund an interest reserve in advance. We do not fund interest reserves from the loan proceeds. As a project progresses and the borrower requests funds to continue the project, we require an independent consultant to inspect the project to verify that the work has been completed prior to disbursing the funds sought. We also obtain a title continuation update to confirm that no liens have been placed on the project. Inspections for the purpose of funding/advancing proceeds are conducted by one of our employees as well as by a third-party construction inspector approved by us.

Construction loans in Orange, Rockland and Sullivan Counties consist primarily of loans to construct contemporary town-house style condominium buildings and complexes containing from four to 250 units. Construction loans in Bronx County consist primarily of loans to construct affordable rental apartment buildings containing between ten and 50 or more apartments. Most buildings are granted real estate tax abatements under New York City’s former 421-A program or an equivalent program due to the affordable nature of the apartments in the buildings.

Our average construction loans range from $5.0 million to $10.0 million on buildings and complexes ranging from 20 to 40 units. We also lend on projects, completed in stages, of up to $45 million. For projects above $33 million, we generally partner with a participating bank from outside our market area.

We typically grant separate land and construction loans and occasionally site development loans secured by the project. At December 31, 2023, if we were to count land, construction and development loans as separate loans, our construction loan portfolio consisted of 560 loans totaling $1.7 billion in committed amount, comprised of outstanding disbursed balances of $1.2 billion and undisbursed loans in process of $486.3 million.

At December 31, 2023, if we were to combine land, construction and development loans as one loan on a project, our construction loan portfolio consisted of 322 loans totaling $1.7 billion in committed amount, comprised of outstanding disbursed balance of $1.2 billion and undisbursed loans in process of $486.3 million. At December 31, 2023, the construction loan portfolio was comprised primarily of 556 New York construction loans with $1.7 billion in committed amount, comprising of outstanding disbursed balances of $1.2 billion and undisbursed loans in process of $480.3 million.

All construction loans were performing according to their terms at December 31, 2023, except for two non-performing construction loans with an aggregate outstanding disbursed balance of $4.4 million secured by the same project located in the Bronx, New York. These two non-performing construction loans are in foreclosure.

If we were to combine land, construction and development loans as one loan on a project, the average loan size in our construction loan portfolio was $5.4 million in committed amount, comprised of outstanding disbursed balances of $3.8 million and undisbursed loans in process of $1.5 million at December 31, 2023.

Our largest outstanding construction loan at December 31, 2023 had a committed amount of $28.0 million, an outstanding balance of $27.0 million, and an undisbursed available balance of $959,000. This loan was performing in accordance with its terms at December 31, 2023 and is secured by the development of a multi-family building located in the Bronx, New York that will include 111 apartment units with a first floor community space.

Our largest committed construction loan project at December 31, 2023 was comprised of four loans with a total commitment of $43.6 million of which 50.0% of the commitment has been sold to another financial institution thereby reducing our committed portion to $21.8 million. Our portion of these construction loans had an outstanding balance of $17.4 million and an undisbursed available balance of $4.4 million at December 31, 2023 and was performing in accordance with its terms at December 31, 2023. These loans are secured by the development of a 160,000 square foot class A office building located in Monsey, New York.

At December 31, 2023, our largest outstanding credit relationship with one borrower totaled $47.1 million, comprising of four construction loans with $31.2 million in committed amount, three commercial and industrial lines of credit with $15.0 million in committed amount, and five stand-by letters of credit with $855,000 in committed amount. Of the $47.1 million in committed amount, $11.2 million of the commitment in construction loans has been sold to two other financial institutions thereby reducing our committed portion to $35.9 million. Our portion of these construction loans had an outstanding balance of $17.5 million and undisbursed loans in process of $2.5 million at December 31, 2023. The three commercial and industrial lines of credit had an outstanding balance of $2.9 million and undisbursed available balance of $12.1 million at December 31, 2023. The five stand-by letters of credit have not been drawn upon. All of these loans were performing in accordance with their terms at December 31, 2023.

At December 31, 2023, our largest outstanding committed construction loan relationship with one borrower totaled $37.6 million, comprising of four construction loans with $37.6 million in committed amount, an aggregate outstanding balance of $22.0 million, and undisbursed loans in process of $15.6 million. All of these loans were performing in accordance with their terms at December 31, 2023.

Commercial and Industrial Loans.  We provide credit to commercial and industrial businesses that are located within our market area. We also provide commercial and industrial loans to real estate developers in the New York Metropolitan Area. Pursuant to our lending policy, we generally limit the aggregate of all loans and lines of credit (including unused commitments) to any one borrower to no more than 10% of our Tier 1 Capital. Our policy requires a guaranty of all owners of the borrower who own 20% or more of the business and we impose collateral requirements on our commercial and industrial loans.

Interest rates and payments on our commercial and industrial loans are typically indexed to the prime rate as published in the Wall Street Journal and adjusted as the prime rate changes. At December 31, 2023, the average balance of loans in our commercial and industrial loan portfolio was $639,000.

At December 31, 2023, the largest outstanding commercial and industrial loan was comprised of an unsecured line of credit with an outstanding balance of $10.0 million and no remaining available line of credit. This borrower also had one construction loan with an outstanding disbursed balance of $1.7 million with no remaining undisbursed available balance and two other commercial and industrial loans with aggregate outstanding balances of $1.3 million and remaining available line of credit of $750,000 at December 31, 2023.

At December 31, 2023, our largest outstanding commercial and industrial line of credit relationship with one borrower was comprised of two lines of credit totaling $20.0 million, with no outstanding balances and remaining available lines of credit totaling $20.0 million.

All the aforementioned commercial and industrial loans were performing according to their terms at December 31, 2023.

Multifamily and Mixed-Use Real Estate Loans.  We offer adjustable-rate mortgage loans secured by multifamily and mixed-use real estate. These loans are comprised primarily of loans on moderate income apartment buildings located in our lending territory and include, loans on cooperative apartment buildings (in the New York area), and loans for Section 8 multifamily housing. In New York, most of the apartment buildings that we lend on are rent-stabilized or free market buildings. Mixed-use real estate loans are secured by properties that are intended for both residential and business use. We originate multifamily and mixed-use real estate loans in Massachusetts and, on a limited basis, in New Jersey.

We offer construction/renovation loans on multifamily and mixed-use rental properties in high absorption areas, dependent on vacancy rates in relation to borough or town averages. In recent years, except for Massachusetts, we have de-emphasized multifamily and mixed-use real estate lending as we have focused more on construction lending.

We have been originating multifamily and mixed-use real estate loans in the New York State/New York Metropolitan Area for 89 years. In the New York State/New York Metropolitan Area, our ability to continue to grow our portfolio is dependent on the continuation of our relationships with mortgage brokers, as the multifamily and mixed-use real estate loan market is primarily broker driven. We have longstanding relationships with mortgage brokers in the New York market area, who are familiar with our lending practices and our underwriting standards. We also deal directly with building owners throughout our lending area. At December 31, 2023, multifamily and mixed-use real estate loans to borrowers in the New York State/New York Metropolitan Area totaled $71.3 million.

In the Massachusetts/Boston Metropolitan Area, where we have also originated such loans, the primary source of mortgage loan originations are from personal contacts by our loan officer and referrals from existing customers. We generally retain for our portfolio all of the loans that we originate in Massachusetts. At December 31, 2023, multifamily and mixed-use real estate loans to borrowers in the Massachusetts/Boston Metropolitan Area totaled $151.2 million.

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

In making multifamily and mixed-use real estate loans, we primarily consider the net operating income generated by the real estate to support the debt service, the borrower’s financial resources, the income level and managerial expertise of the borrower, the marketability of the property and our lending experience with the borrower. We typically require a personal guarantee of the borrower. We rate the property underlying the loan as Class A, B or C. Our current policy is to require a minimum debt service coverage ratio (the ratio of earnings after subtracting all operating expenses to debt service payments) of between 1.25x and 1.40x depending on the rating of the underlying property. The average multifamily loan debt-service coverage is 2.91x and the average loan-to-value ratio of our multifamily real estate loans is 31.2%. The average mixed-use real estate loan debt-service coverage is 2.95x and the average loan-to-value ratio of our mixed-use real estate loans is 38.6%. On multifamily and mixed-use real estate loans, our current policy is to finance up to 75% of the lesser of the appraised value or purchase price of the property securing the loan on purchases and refinances of Class A and B properties and up to 65% of the lesser of the appraised value or purchase price for properties that are rated Class C. Properties securing multifamily and mixed-use real estate loans are appraised by independent appraisers, inspected by us and generally require Phase 1 environmental surveys.

The majority of the multifamily real estate loans in our portfolio are secured by ten unit to 100 unit apartment buildings. At December 31, 2023, the majority of our mixed-use real estate loans are secured by properties that are at least 85% residential.

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

As of December 31, 2023, the largest outstanding multifamily real estate loan had a balance of $13.0 million and was performing according to its terms. This loan is secured by a 62-unit two building apartment complex located in Boston, Massachusetts.

Our largest mixed-use real estate loan had a balance of $4.1 million and was performing according to its terms at December 31, 2023. This loan is secured by a mixed-use building with eight apartment units and a ground floor restaurant commercial unit located in the West Village section of New York City. As of December 31, 2023, the average loan size in our multifamily and mixed-use portfolio was approximately $1.6 million.

Non-Residential Real Estate Loans.  Our non-residential real estate loans are generally secured by office buildings, medical facilities, and retail shopping centers that are primarily located within our lending area.

At December 31, 2023, our non-residential real estate loan portfolio was comprised mainly of $15.7 million of loans secured by properties in the New York State/New York Metropolitan Area, $3.9 million of loans secured by properties in the Massachusetts/Boston Metropolitan Area, and $1.5 million of loans secured by properties in Connecticut and New Jersey.

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

Our assessment of credit risk and our underwriting standards and procedures for non-residential real estate loans are similar to those applicable to our multifamily and mixed-use real estate loans. In reaching a decision on whether to make a non-residential real estate loan, we consider the net operating income of the property, the borrower’s expertise, credit history and profitability and the value of the underlying property. In addition, with respect to rental properties, we will also consider the term of the lease and the credit quality of the tenants. We have generally required that the properties securing non-residential real estate loans have debt service coverage ratios (the ratio of earnings after subtracting all operating expenses to debt service payments) of between 1.25x and 1.40x. The average non-residential loan debt-service coverage ratio is 2.20x and the average loan-to-value ratio of our non-residential loans is 38.8%. Phase 1 environmental surveys are required for most loans and property inspections are required for all loans.

At December 31, 2023, we had $21.1 million in non-residential real estate loans outstanding, or 1.3% of total loans. At December 31, 2023, the largest outstanding non-residential real estate loan had an outstanding balance of $2.2 million and was performing in accordance with its terms. This loan is secured by three properties located in Brooklyn, New York consisting of a 17,850 square foot single story warehouse building, a 7,650 square foot single story bus maintenance garage, and a 0.39 acre paved parking lot. As of December 31, 2023, the average balance of loans in our non-residential loan portfolio was $621,000.

Consumer Loans.  We offer personal loans, loans secured by savings accounts or certificates of deposit (share loans), and overdraft protection for checking accounts which is linked to statement savings accounts and has the ability to transfer funds from the statement savings account to the checking account when needed to cover overdrafts. We no longer offer the overdraft protection for checking accounts linked to statement savings accounts. We also consider any checking accounts with overdrawn balances as a consumer loan even though the customer typically deposits sufficient funds the next business day to cover the overdrawn balance.

At December 31, 2023, our portfolio of consumer loans was $1.2 million, or 0.08% of total loans, comprised primarily of checking accounts with overdrawn balances of $1.2 million and lines for overdraft protection with balances of $10,000.

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

While in the past we purchased a limited number of participations from one financial institution that also serves high absorption areas in Brooklyn, New York, we currently do not have any purchased participation loan in our portfolio. We also purchased whole residential and non-residential mortgage loans from a Massachusetts financial institution during 2021. At December 31, 2023, these whole purchased loans totaled $2.4 million and were performing according to their terms.

We occasionally sell participations interests in construction loans we have originated in high absorption areas to other community banks in order to maintain compliance with our loans-to-one borrower limits. We have also historically sold participation interests in our construction loans to the Company and we may continue to do so in the future. At December 31, 2023, the Company held $14.1 million in participation interests in construction loans originated by the Bank. Through our loan participations, we and the other participating lenders generally share ratably in cash flows and points and fees and gains or losses that may result from a borrower’s noncompliance with the contractual terms of the loan.

Loan Approval Procedures and Authority.  Our lending activities follow written, non-discriminatory underwriting standards and loan origination procedures established by our board of directors and management.

All construction, multifamily, mixed use and nonresidential real estate loans and commercial and industrial loans must be approved by a unanimous vote of the members of the Loan Committee, which is composed of the Chairman and Chief Executive Officer, President and Chief Operating Officer, Chief Financial Officer, and a Senior Vice President.

At each monthly meeting of the board of directors, the board reviews all commitments issued, regardless of size.

Loans to One Borrower.  Pursuant to New York law and federal banking regulations, the aggregate amount of loans that the Bank is permitted to make to any one borrower or a group of related borrowers is generally limited to 15% of its capital, surplus fund and undivided profits (25% if the amount in excess of 15% is secured by “readily marketable collateral”). At December 31, 2023, based on the 15% limitation, the Bank’s loans-to-one-borrower limit was approximately $38.3 million. On the same date, the Bank had no borrowers with outstanding balances in excess of this amount.

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

At December 31, 2023, our investment portfolio consisted primarily of mutual funds, residential mortgage-backed securities issued by Fannie Mae, Freddie Mac, and Ginnie Mae with stated final maturities of 10 years or more, and municipal securities with maturities of one years or more.

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

Deposit Accounts.  The vast majority of our depositors are residents of the States of New York and Massachusetts. Deposits are obtained primarily from customers residing in or working in the communities in which our branches are located, and we rely on our long-standing relationships with our customers to retain these deposits. We also obtain deposits from our commercial and industrial and construction loan customers. These deposits tend to be a stable source of funds. We offer a broad selection of deposit instruments, including checking accounts, money market accounts, regular savings accounts, non-interest bearing demand accounts (such as checking accounts and certificates of deposits. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit, and the interest rate among other factors. In determining the terms of our deposit accounts, we consider the rates offered by our competition, profitability to us, matching deposit and loan products and customer preferences and concerns. We generally review our deposit mix and pricing weekly. Our current strategy is to offer competitive rates, but not be the market leader in every type and maturity.

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

Borrowings.  We may utilize advances from the Federal Home Loan Bank of New York to supplement our supply of lendable funds and to meet deposit withdrawal requirements. The Federal Home Loan Bank functions as a central reserve bank providing credit for member financial institutions. As a member, we are required to own capital stock in the Federal Home Loan Bank of New York and are authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally securities that are obligations of, or guaranteed by, the United States), provided certain standards related to credit-worthiness have been met. Advances are made under several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the Federal Home Loan Bank’s assessment of the institution’s credit-worthiness. Under its current credit policies, the Federal Home Loan Bank generally limits advances to 25% of a member’s assets, and short-term borrowings of less than one year may not exceed 10% of the institution’s assets. The Federal Home Loan Bank determines specific lines of credit for each member institution. We had approximately $14.0 million of Federal Home Loan Bank advances outstanding at December 31, 2023. At December 31, 2023, we had the ability to borrow an additional $29.7 million from the Federal Home Loan Bank of New York.

The Federal Reserve Bank of New York (“FRBNY”) approved on August 30, 2023 the Bank’s eligibility to pledge loans under the Borrower-in-Custody program of the FRBNY thereby allowing the Bank to borrow from the Discount Window at the FRBNY. As of December 31, 2023, we had $50.0 million in FRBNY borrowings and an available borrowing limit of $865.1 million.

In addition, we are party to a loan agreement with Atlantic Community Bankers Bank under which we can borrow up to $8.0 million in short-term borrowings. There were no outstanding borrowings with Atlantic Community Bankers Bank at December 31, 2023.

Investment Advisory and Financial Planning Activities

The Bank previously offered investment advisory and financial planning service under the name Harbor West Wealth Management Group, a division of the Bank through a networking arrangement with a registered broker-dealer and investment advisor. However, in January 2024, the Bank sold all assets relating to the Harbor West Wealth Management Group to a third party and no longer directly offers wealth management services.

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

The regulation and supervision of the Bank establish a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of depositors and borrowers and, for purposes of the FDIC, the protection of the insurance fund. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate credit loss reserves for regulatory purposes.

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

For purposes of the regulatory capital requirements, common equity Tier 1 capital is generally defined as common stockholders’ equity and retained earnings. Tier 1 capital is generally defined as common equity Tier 1 and additional Tier 1 capital. Additional Tier 1 capital includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus, meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in Tier 2 capital is the allowance for credit losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions that made such an election regarding the treatment of accumulated other comprehensive income (“AOCI”), up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Institutions that have not exercised the AOCI opt-out have AOCI incorporated into common equity Tier 1 capital (including unrealized gains and losses on available-for-sale-securities). The Bank exercised the opt-out and therefore does not include AOCI in its regulatory capital determinations. Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations.

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

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted asset above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement began being phased in starting on January 1, 2016 at 0.625% of risk-weighted assets and increased each year until fully implemented at 2.5% on January 1, 2019. At December 31, 2023, the Bank exceeded the fully phased in regulatory requirement for the capital conservation buffer.

The Economic Growth, Regulatory Relief, and Consumer Protection Act enacted in May 2018 required the federal banking agencies, including the FDIC, to establish for banks with assets of less than $10 billion of assets a community bank leverage ratio (the ratio of a bank’s tangible equity capital to average total consolidated assets) of 8 to 10%. A qualifying community bank with capital meeting the specified requirements (including off balance sheet exposures of 25% or less of total assets and trading assets and liabilities of 5% or less of total assets) and electing to follow the alternative framework is considered to meet all applicable regulatory capital requirements including the risk-

based requirements. The community bank leverage ratio was established at 9%, effective January 1, 2021. A qualifying bank may opt in and out of the community bank leverage ratio framework on its quarterly call report. A bank that ceases to meet any qualifying criteria is provided with a two-quarter grace period to comply with the community bank leverage ratio requirements or the general capital regulations by the federal regulators. As of December 31, 2023, the Bank had not elected the community bank leverage ratio alternative reporting framework.

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

Investments and Activities.  Under federal law, all state-chartered banks insured by the FDIC have generally been limited to activities as principal and equity investments of the type and in the amount authorized for national banks, notwithstanding state law. The Federal Deposit Insurance Corporation Improvement Act and the FDIC permit exceptions to these limitations. For example, state-chartered banks may, with FDIC approval, continue to exercise grandfathered state authority to invest in common or preferred stocks listed on a national securities exchange and in the shares of an investment company registered under federal law. The maximum permissible investment is 100% of Tier 1 capital, as specified by the FDIC’s regulations, or the maximum amount permitted by New York State banking law, whichever is less. Such grandfathering authority may be terminated upon the FDIC’s determination that such investments pose a safety and soundness risk to the Bank or if the Bank converts its charter or undergoes a change in control. In addition, the FDIC is authorized to permit such institutions to engage in other state authorized activities or investments (other than non-subsidiary equity investments) that meet all applicable capital requirements if it is determined that such activities or investments do not pose a significant risk to the Deposit Insurance Fund.

Interstate Banking and Branching.  Federal law permits well capitalized and well managed bank and savings and loan holding companies to acquire banks in any state, subject to Federal Reserve Board approval, certain concentration limits and other specified conditions. Interstate mergers of banks are also authorized, subject to regulatory approval and other specified conditions. In addition, amendments made by the Dodd-Frank Act permit banks to establish de novo branches on an interstate basis to the extent that branching is authorized by the law of the host state for the banks chartered by that state.

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

An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a leverage ratio of less than 4.0% or a common equity Tier 1 ratio of less than 4.5%. An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a leverage ratio of less than 3.0% or a common equity Tier 1 ratio of less than 3.0%. An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0%. As of December 31, 2023, the Bank was a “well capitalized” institution under FDIC regulations.

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

On October 24, 2023, the FDIC, the OCC and the Federal Reserve issued a final rule amending the agencies’ CRA regulations. The final rule (i) encourages banks to expand access to credit, investment and banking services in low- and moderate-income communities, (ii) adapts to changes in the banking industry, including mobile and online banking, (iii) provides greater clarity and consistency in the application of CRA regulations and (iv) tailors CRA evaluations and data collection to bank size and type. Under the final rule, the agencies will evaluate bank performance across the varied activities they conduct and communities in which they operate so that the CRA continues to be an effective tool to address inequities in access to credit and financial services. The final rule also updates existing CRA regulations to evaluate lending outside traditional assessment areas generated by the growth of non-branch delivery systems, such as online and mobile banking, branchless banking, and hybrid models. In addition, the final rule implements a new metrics-based approach to evaluating bank retail lending and community development financing, using benchmarks based on peer and demographic data. Most of the final rule’s requirements will become effective beginning on January 1, 2026 and the remaining requirements, including the final rule’s data reporting requirements, will become effective on January 1, 2027.

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

Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. At December 31, 2023, the Bank had a maximum borrowing capacity from the Federal Home Loan Bank of New York of $43.7 million comprising of $29.7 million in available borrowings and $14.0 million in outstanding borrowings. The Bank, as a member of the Federal Home Loan Bank of New York, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank. The Bank was in compliance with requirements for the Federal Home Loan Bank of New York with an investment of $859,000 at December 31, 2023.

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

The Company will cease to be an emerging growth company upon the earliest of: (i) the end of the fiscal year following the fifth anniversary of the completion of the Company’s second-step conversion and offering, which occurred on July 12, 2021; (ii) the first fiscal year after our annual gross revenues are $1.1 billion (adjusted for inflation) or more; (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities; or (iv) the end of any fiscal year in which the market value of our common stock held by non-affiliates exceeded $700 million at the end of the second quarter of that fiscal year.

Personnel

At December 31, 2023, we had 135 full-time employees and six part-time employees, none of whom are represented by a collective bargaining unit. We believe our relationship with our employees is good.

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

NECB Financial Services Group, LLC, a New York limited liability company and wholly owned subsidiary of the Bank, was formed in the third quarter of 2012 as a complement to Harbor West Wealth Management Group to sell life insurance and fixed rate annuities. NECB Financial Services Group, LLC is licensed in New York State. We terminated our license in Connecticut on February 22, 2024 due to the sale of all the Bank’s assets relating to Harbor West Wealth Management Group to a third party in January 2024.

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

3 Winterton Realty LLC, a New York limited liability company and wholly owned subsidiary of the Bank, was formed in October 2021 to facilitate the purchase of real property by the Bank and currently owns the Bank branch located in Bloomingburg, New York.

Executive Officers

Our executive officers are elected annually by the board of directors and serve at the board’s discretion. The following individuals currently serve as our executive officers:

Name	Position
Kenneth A. Martinek	Chairman and Chief Executive Officer
Jose M. Collazo	President and Chief Operating Officer
Donald S. Hom	Executive Vice President and Chief Financial Officer

Below is information regarding our executive officer who is not also a director. Mr. Hom has held his current position for the period indicated below. Age presented is as of December 31, 2023.

Donald S. Hom joined the Company and the Bank in 2007, serving as Chief Financial Officer since 2013. Prior to joining the Company and the Bank, Mr. Hom served for 23 years as a bank examiner and financial analyst for a Federal banking regulatory agency and six years as the chief executive officer of a New Jersey community bank. Age 69.

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

In recent years, we have shifted our loan originations to focus primarily on construction loans, while continuing to originate a limited number of commercial and industrial loans, multifamily, mixed-use and non-residential real estate loans. We expect this focus to continue given the needs of the communities we serve in the New York Metropolitan Area. Our construction loan portfolio has increased to $1.2 billion, net of loans-in-process of $486.3 million, or 76.9% of total loans, at December 31, 2023 from $251.0 million, net of loans-in-process of $145.8 million, or 39.8% of total loans, at December 31, 2016. As a result, our credit risk profile may be higher than traditional community banks that have higher concentrations of one- to four-family residential loans and other real estate-based loans.

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

At December 31, 2023, $249.7 million, or 15.8%, of our loan portfolio consisted of multifamily, mixed-use and non-residential real estate loans. As a result, our credit risk profile is generally higher than traditional thrift institutions that have higher concentrations of one- to four-family residential loans.

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

In 2006, the Office of the Comptroller of the Currency, the FDIC and the Board of Governors of the Federal Reserve System (collectively, the “Agencies”) issued joint guidance entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” (the “CRE Guidance”). Although the CRE Guidance did not establish specific lending limits, it provides that a bank’s commercial real estate lending exposure could receive increased supervisory scrutiny where total non-owner-occupied commercial real estate loans, including loans secured by apartment buildings, investor commercial real estate, and construction and land loans, represent 300% or more of an institution’s total risk-based capital, and the outstanding balance of the commercial real estate loan portfolio has increased by 50% or more during the preceding 36 months. Construction loans represented 478% of the Bank’s total risk-based capital at December 31, 2023, and our multifamily, mixed-use and nonresidential real estate loan portfolio represented 98% of the Bank’s total risk-based capital on that same date.

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

At December 31, 2023, $111.1 million, or 7.0%, of our loan portfolio consisted of commercial and industrial loans. Commercial and industrial loans generally expose a lender to a greater risk of loss than one- to four-family residential loans. Repayment of commercial and industrial loans generally is dependent, in large part, on sufficient income from the business to cover operating expenses and debt service. In addition, to the extent that borrowers have more than one commercial loan outstanding, an adverse development with respect to one loan or one credit relationship could expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential real estate loan.

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

If our allowance for credit losses - loans is not sufficient to cover actual loan losses, our results of operations would be negatively affected.

In determining the amount of the allowance for credit losses - loans, we analyze, among other things, our loss and delinquency experience by portfolio segments, the debt service ratios and loan-to-value ratios of each segment of our portfolio, and the effect of existing economic conditions. In addition, we make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. If the actual results are different from our estimates, or our analyses are inaccurate, our allowance for credit losses may not be sufficient to cover losses inherent in our loan portfolio, which would require additions to our allowance and would decrease our net income. Our emphasis on loan growth, as well as any future credit deterioration, will require us to increase our allowance further in the future.

In addition, our banking regulators periodically review our allowance for credit losses – loans and could require us to increase our provision for credit losses. Any increase in our allowance for credit losses or credit charge-offs resulting from these regulatory reviews may have a material adverse effect on our results of operations and financial condition.

The geographic concentration of our loan portfolio and lending activities makes us vulnerable to a downturn in our primary market area.

Our loan portfolio is concentrated in construction loans and multifamily, mixed-use and non-residential real estate loans primarily located in the New York Metropolitan Area, including the Mid-Hudson Region, and the Boston Metropolitan Area. Our construction loans are primarily located in Orange, Rockland and Sullivan Counties in New York and the Bronx (Bronx County). The construction loans are almost exclusively located within homogeneous communities that demonstrate significant population growth concentrated in well-defined existing, and newer expanding, communities. Construction loans originated in Bronx County are also located in high demand, high absorption areas.

At December 31, 2023, $1.1 billion, or 92.4% of our construction loan portfolio and 76.7% of our loan portfolio, represented loans made in high absorption areas of these four counties of New York. This may make us vulnerable to a downturn in the local economy and real estate markets and to a decrease in new construction in these counties. Adverse conditions in the local economy such as unemployment, recession, a catastrophic event or other factors beyond our control could impact the ability of our borrowers to repay their loans, which could impact our net interest income. Decreases in local real estate values caused by economic conditions, changes in tax laws or other events could adversely affect the value of the property used as collateral for our loans, which could cause us to realize a loss in the event of a foreclosure. Further, deterioration in local economic conditions could necessitate an increase in our provision for credit losses and a resulting reduction to our earnings and capital.

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

Competition is intense within the banking and financial services industry, particularly in our New York and Massachusetts markets. Our construction loans are primarily originated in high absorption areas within Bronx, Orange, Rockland and Sullivan Counties in New York. Competition for constructions loans in these high absorption areas comes from commercial banks, savings institutions and credit unions operating in the Metropolitan New York area and nationwide. Competition for construction loans also comes from the increasing number of non-depository financial service companies entering the commercial real estate or construction lending market, such as financial technology companies, securities companies and specialty finance companies.

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

Among other sources of funds, we rely on brokered deposits as well as military deposits and deposits obtained from listing services to provide funds with which to make loans and provide other liquidity needed. At December 31, 2023, brokered deposits, military deposits and deposits obtained through listing services totaled $361.4 million, or 25.8% of total deposits, of which brokered deposits represents $311.2 million or 22.2% of total deposits.

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

We are subject to significant interest rate risk as a financial institution. Our interest-bearing liabilities reprice or mature more quickly than our interest-earning assets. Changes in the general level of interest rates can affect our net interest income by affecting the difference between the weighted-average yield earned on our interest-earning assets and the weighted-average rate paid on our interest-bearing liabilities, or interest rate spread, and the average life of our interest-earning assets and interest-bearing liabilities. Changes in interest rates also can affect: (1) our ability to originate loans; (2) the value of our interest-earning assets and our ability to realize gains from the sale of such assets; (3) our ability to obtain and retain deposits in competition with other available investment alternatives; and (4) the ability of our borrowers to repay their loans, particularly adjustable or variable rate loans. Interest rates are highly sensitive to many factors, including government monetary policies, domestic and international economic and political conditions and other factors beyond our control.

Ineffective liquidity management could adversely affect our financial results and condition.

Effective liquidity management is essential for the operation of our business. We require sufficient liquidity to meet customer loan requests, customer deposit maturities/withdrawals, payments on our debt obligations as they come due and other cash commitments under both normal operating conditions and other unpredictable circumstances causing industry or general financial market stress. Our access to funding sources in amounts adequate to finance our activities on terms that are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy generally. Factors that could detrimentally impact our access to liquidity sources include a downturn in the geographic markets in which our loans and operations are concentrated or difficult credit markets. Our access to deposits may also be affected by the liquidity needs of our depositors. In particular, a majority of our liabilities are checking accounts and other liquid deposits, which are payable on demand or upon several days’ notice, while by comparison, a substantial majority of our assets are loans, which cannot be called or sold in the same time frame. Although we have historically been able to replace maturing deposits and advances as necessary, we might not be able to replace such funds in the future, especially if a large number of our depositors seek to withdraw their accounts, regardless of the reason. A failure to maintain adequate liquidity could materially and adversely affect our business, results of operations or financial condition.

Financial challenges at other banking institutions could lead to depositor concerns that spread within the banking industry causing disruptive and destabilizing deposit outflows.

In March 2023, Silicon Valley Bank and Signature Bank experienced large deposit outflows coupled with insufficient liquidity to meet withdrawal demands, resulting in the institutions being placed into FDIC receivership. Additionally, in May 2023, First Republic Bank experienced similar circumstances which resulted in the institution being placed in FDIC receivership. In the aftermath of these events, there has been substantial market disruption and concerns that diminished depositor confidence could spread across the banking industry, leading to deposit outflows that could destabilize other institutions. To strengthen public confidence in the banking system, the FDIC took action to protect funds held in uninsured deposit accounts at Silicon Valley Bank and Signature Bank following the placement of those institutions into receivership. However, the FDIC has not committed to protecting uninsured deposits in other institutions that experience outsized withdrawal demands. To further bolster the banking system, the Federal Reserve Board created a new Bank Term Funding Program to provide an additional source of liquidity. At December 31, 2023, we had uninsured deposits totaling $344.8 million and $102.7 million in available liquidity, including $68.7 million in cash, as well as $865.1 million in borrowing capacity at the FRBNY which was sufficient to cover our uninsured deposits. Notwithstanding our significant liquidity, large deposit outflows could adversely affect our financial condition and results of operations and could result in the closure of the Bank. Furthermore, the recent bank failures may result in strengthening of capital and liquidity rules which, if the revised rules apply to us, could adversely affect our financial condition and results of operations.

Economic, social and political conditions or civil unrest in the United States may affect the markets in which we operate, our customers, our ability to provide customer service, and could have a material adverse impact on our business, results of operations, or financial condition.

Our business may be adversely affected by instability, disruption or destruction in the markets in which we operate, regardless of cause, including war, terrorism, riot, civil insurrection or social unrest, and natural or man-made disasters, including storm or other events beyond our control, such as pandemics and civil unrest. Such events can increase levels of political and economic unpredictability, result in property damage and business closures within in our markets and increase the volatility of the financial markets. Any of these effects could have a material and adverse impact on our business and results of operations. These events also pose significant risks to our personnel and to physical facilities, transportation and operations, which could adversely affect our financial results.

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

ITEM 1B.UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.CYBERSECURITY

Our information security program is managed by a dedicated Chief Information Officer, whose team is responsible for leading enterprise-wide cybersecurity strategy, policy, standards, architecture, and processes. The Chief

Information Officer provides periodic reports to our Board of Directors, as well as our Chief Executive Officer and other members of our senior management as appropriate. These reports include updates on the Company’s cyber risks and threats, the status of projects to strengthen our information security systems, assessments of the information security program, and the emerging threat landscape. Our program is regularly evaluated by internal and external experts with the results of those reviews reported to senior management and the Board. We also actively engage with key vendors, industry participants, and intelligence and law enforcement communities as part of our continuing efforts to evaluate and enhance the effectiveness of our information security policies and procedures.

ITEM 2.PROPERTIES

At December 31, 2023, we conducted business through our administrative headquarters located in White Plains, New York and through our eleven branch offices located in Bronx, New York, Rockland, Orange, and Sullivan Counties in New York and Essex, Middlesex, and Norfolk Counties in Massachusetts and three loan production offices located in White Plains and New City, New York and Danvers, Massachusetts. We previously operated a leased wealth management office in Westport, Connecticut. However, we no longer maintain this office following the sale of all of the Bank’s assets relating to Harbor West Wealth Management Group to a third party in January 2024, which the third party is currently leasing the office from us. At December 31, 2023, we leased five of our offices, and the total net book value of our land, buildings, furniture, fixtures and equipment was $25.5 million.

ITEM 3.LEGAL PROCEEDINGS

From time to time, the Company and the Bank are involved in routine legal proceedings in the ordinary course of business. At December 31, 2023, such routine legal proceedings, in the aggregate, are believed by management to be immaterial to our financial condition, results of operations and cash flows.

ITEM 4.MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The common stock of the Company is traded on the Nasdaq Capital Market under the ticker symbol “NECB.”

Holders

The number of shareholders of record of the Company at March 28, 2024 was 317.

Dividends

The Company has historically paid a quarterly cash dividend to stockholders. During the year ended December 31, 2023 and 2022, the Company paid regular quarterly cash dividends of $0.06 per share. As previously disclosed, the Company’s Board of Directors also declared a one-time special cash dividend of $0.18 per share, which was paid on May 31, 2022, to shareholders of record at the close of business on May 16, 2022.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information regarding outstanding options and shares outstanding under the Company’s previously disclosed 2022 Equity Incentive Plan at December 31, 2023:

	(a)	(b)	(c)
Numbers of Securities
Remaining Available
for Future Issuance
	Numbers of Securities to	Weighted-Average	Under Equity
	be Issued Upon Exercise	Exercise Price of	Compensation Plans
	of Outstanding Options,	Outstanding Options,	(Excluding Securities
Period	Warrants and Rights	Warrants and Rights	Reflected in Column (a))
Equity compensation plan approved by security holders	880,097	$13.67	98,311
Equity compensation plan not approved by security holders	-	-	-
Total	880,097		98,311

Share Repurchases

On July 27, 2022, the Company announced that its Board of Directors had authorized a stock repurchase program to acquire up to 1,637,794 shares, or 10%, of the Company's currently issued and outstanding common stock commencing on August 1, 2022. The stock repurchase program was the Company’s first repurchase program since completing its second-step conversion and related stock offering in July 2021.

On May 30, 2023, following the completion of the Company’s first stock repurchase program, the Company announced that its Board of Directors had authorized a second stock repurchase program to acquire up to an additional 1,509,218 shares, or 10%, of the Company’s currently issued and outstanding common stock.

The following table provides information on repurchases by the Company of its common stock under the Company’s stock repurchase program during the three months ended December 31, 2023:

			Total Number of Shares	Maximum Number of
			Purchased as Part of	Shares that May Yet Be
	Total Number of	Average Price Paid	Publicly Announced	Purchased Under the
Period	Shares Purchased	Per Share	Plans or Programs	Plans or Programs
October 1 - 31, 2023	200,655	$14.87	200,655	697,998
November 1 - 30, 2023	124,700	16.07	124,700	573,298
December 1 - 31, 2023	-	-	-	573,298
Total	325,355		325,355

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

Executive Summary

Our results of operations depend primarily on our net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets, consisting primarily of loans, investment securities, mortgage-backed securities and other interest-earning assets (primarily cash and cash equivalents), and the interest we pay on our interest-bearing liabilities, consisting of money market accounts, statement savings accounts, individual retirement accounts and certificates of deposit. Our results of operations also are affected by our provisions for credit losses, non-interest income and non-interest expense. Non-interest income currently consists primarily of loan fees, service charges, and earnings on bank owned life insurance. Non-interest expense currently consists primarily of salaries and employee benefits, deposit insurance premiums, directors’ fees, occupancy and equipment, data processing and professional fees. Our results of operations also may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities.

Business Strategy

Growing our assets with a continued focus on the origination of construction loans.

At December 31, 2023, $1.2 billion, or 76.9%, of our total loan portfolio, net of loans in process, consisted of construction loans primarily located in high demand and high absorption areas in the New York Metropolitan Area. There continues to be a significant need for construction financing within the high absorption, homogeneous communities served by the Bank and we intend to continue to support the growth of these communities through the financing of condominium and apartment construction loans within the communities.

Maintaining strong asset quality and managing credit risk.

Strong asset quality is a key to the long-term financial success of any financial institution. We have been successful in maintaining strong asset quality in recent years. Our ratio of non-performing assets to total assets was 0.33%, 0.10%, and 0.16% at December 31, 2023, 2022 and 2021, respectively. We attribute this credit quality to a conservative credit culture and an effective credit risk management environment. We have an experienced team of credit professionals, well-defined and implemented credit policies and procedures, what we believe to be conservative loan underwriting criteria, and active credit monitoring policies and procedures. Our senior management team also spends substantial time conducting construction site visits and visiting regularly with community leaders and borrowers in our high absorption communities, which enables us to understand the needs of our communities and to stay informed as to matters affecting those communities.

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

Based on management’s comprehensive analysis of the loan portfolio, the applicable held-to-maturity debt securities portfolio, and the off-balance sheet credit exposures, management believes the allowance for credit losses is appropriate as of December 31, 2023.

Balance Sheet Analysis

General

Total assets increased by $339.2 million, or 23.8%, to $1.8 billion at December 31, 2023, from $1.4 billion at December 31, 2022. The increase in assets was primarily due to an increase in net loans of $369.6 million, partially offset by decreases in cash and cash equivalents of $26.6 million and securities held-to-maturity of $10.5 million.

Cash and cash equivalents decreased by $26.6 million, or 27.9%, to $68.7 million at December 31, 2023 from $95.3 million at December 31, 2022. The decrease in cash and cash equivalents was a result of an increase of $369.6 million in net loans and stock repurchases of $28.7 million, partially offset by an increase in deposits of $278.1 million, an increase in borrowings of $43.0 million and a decrease in securities held-to-maturity of $10.5 million.

Equity securities increased by $61,000, or 0.3%, to $18.1 million at December 31, 2023 from $18.0 million at December 31, 2022. The increase in equity securities was attributable to market appreciation of $61,000 due to market interest rate volatility during the year ended December 31, 2023.

Securities held-to-maturity decreased by $10.5 million, or 39.9%, to $15.9 million at December 31, 2023 from $26.4 million at December 31, 2022 due to the maturity of $10.0 million in U.S. Treasury holdings, the establishment of $137,000 in an allowance for credit losses for held-to-maturity securities, and to maturities and pay-downs of various investment securities.

The allowance for credit losses for held-to-maturity securities totaling $137,000 was established pursuant to the adoption in 2023 of the current expected credit losses model (“CECL”) on held-to-maturity investment securities loss exposures. In this regard, we recognized a one-time credit of $132,000 due to the adoption of CECL at January 1, 2023 and a provision for credit loss totaling $5,000 during the year ended December 31, 2023.

Loans, net of the allowance for credit losses, increased by $369.6 million, or 30.5%, to $1.6 billion at December 31, 2023 from $1.2 billion at December 31, 2022. The increase in loans, net of the allowance for credit losses, was primarily due to loan originations of $815.8 million during the year ended December 31, 2023, consisting primarily of $703.4 million in construction loans with respect to which approximately 38.4% of the funds were disbursed at loan closings, with the remaining funds to be disbursed over the terms of the construction loans. In addition, during the year ended December 31, 2023, we originated $70.7 million in multi-family loans, $26.6 million in commercial and industrial loans, $11.3 million in mixed-use loans, and $3.8 million in non-residential loans.

Loan originations during 2023 resulted in a net increase of $288.8 million in construction loans, $75.5 million in multi-family loans, $7.7 million in mixed-use loans, $1.0 million in commercial and industrial loans, and $694,000 in consumer loans. The increase in our loan portfolio was partially offset by decreases of $4.2 million in non-residential loans, and $215,000 in residential loans, coupled with normal pay-downs and principal reductions.

The allowance for credit losses related to loans decreased to $5.1 million as of December 31, 2023 from $5.5 million as of December 31, 2022. The decrease in the allowance for credit losses related to loans was due to a one-time decrease of $1.6 million due to the adoption of CECL at January 1, 2023 and charge-offs of $313,000, partially offset by provision for credit losses totaling $1.5 million.

Premises and equipment decreased by $611,000, or 2.3%, to $25.5 million at December 31, 2023 from $26.1 million at December 31, 2022 primarily due to the depreciation of fixed assets.

Investments in Federal Home Loan Bank stock decreased by $309,000, or 25.0%, to $929,000 at December 31, 2023 from $1.2 million at December 31, 2022 due primarily to the mandatory redemption of Federal Home Loan Bank stock in connection with the maturity of $7.0 million in advances in 2023.

Bank owned life insurance (“BOLI”) decreased by $814,000, or 3.1%, to $25.1 million at December 31, 2023 from $25.9 million at December 31, 2022 due to two death claims totaling $1.8 million on BOLI policies, partially offset by increases in the BOLI cash value.

Accrued interest receivable increased by $3.7 million, or 43.2%, to $12.3 million at December 31, 2023 from $8.6 million at December 31, 2022 due to an increase in the loan portfolio and interest rate increases in 2023 that resulted in an increase in the interest rates on loans in our construction loan portfolio.

The agreement to sell all of the Bank’s assets relating to Harbor West Wealth Management Group to a third party was executed in December 2023, with the transaction closing in January 2024. As a result, goodwill decreased to zero at December 31, 2023 from $200,000 at December 31, 2022.

Foreclosed real estate was $1.5 million at both December 31, 2023 and December 31, 2022.

Right of use assets — operating increased by $2.3 million, or 97.5%, to $4.6 million at December 31, 2023 from $2.3 million at December 31, 2022, primarily due to the leasing of additional space to support the current and anticipated future operations of the Company.

Other assets increased by $2.7 million, or 50.7%, to $8.0 million at December 31, 2023 from $5.3 million at December 31, 2022 due to an increase in tax assets of $2.2 million and an increase in suspense accounts of $484,000.

Total deposits increased by $278.1 million, or 24.8%, to $1.4 billion at December 31, 2023 from $1.1 billion at December 31, 2022. The increase in deposits was due to the Bank offering competitive interest rates to attract deposits. This resulted in a shift in deposits whereby certificates of deposit increased by $378.8 million, or 98.7% and NOW/money market accounts increased by $56.7 million, or 64.3%, partially offset by decreases in savings account balances of $81.2 million, or 29.7%, and non-interest bearing demand deposits of $76.1 million, or 20.2%.

Federal Home Loan Bank advances decreased by $7.0 million, or 33.3%, to $14.0 million at December 31, 2023 from $21.0 million at December 31, 2022 due to the maturity of borrowings in 2023. Federal Reserve Bank borrowings increased to $50.0 million at December 31, 2023 from no such borrowings outstanding at December 31, 2022.

Advance payments by borrowers for taxes and insurance decreased by $349,000, or 14.7%, to $2.0 million at December 31, 2023 from $2.4 million at December 31, 2022 due primarily to remittance of real estate tax payments for our borrowers.

Lease liability – operating increased by $2.3 million, or 95.7%, to $4.6 million at December 31, 2023 from $2.4 million at December 31, 2022, primarily due to the leasing of additional space to support the current and anticipated future operations of the Company.

Accounts payable and accrued expenses decreased by $1.2 million, or 8.1%, to $13.6 million at December 31, 2023 from $14.8 million at December 31, 2022 due primarily to a decrease in suspense accounts for loan closings of $2.7 million and a decrease in accounts payable of $132,000, partially offset by increases in the allowance for credit losses for off-balance sheet commitments of $1.0 million, deferred compensation of $102,000, accrued interest expense of $102,000, and accrued expense of $89,000.

The allowance for credit losses for off-balance sheet commitments was $1.0 million at December 31, 2023 due to a one-time credit of $1.6 million resulting from the adoption of CECL at January 1, 2023, partially offset by a provision for credit loss reduction totaling $548,000 during the year ended December 31, 2023.

Stockholders’ equity increased by $17.3 million, or 6.6% to $279.3 million at December 31, 2023, from $262.0 million at December 31, 2022. The increase in stockholders’ equity was due to net income of $46.3 million for the year ended December 31, 2023, $1.7 million in the amortization of restricted stock and stock options granted under the Company’s 2022 Equity Incentive Plan, a reduction of $869,000 in unearned employee stock ownership plan shares coupled with an increase of $445,000 in earned employee stock ownership plan shares, and $161,000 in other comprehensive income, partially offset by stock repurchases totaling $28.7 million, dividends paid and declared of $3.3 million, and a one-time adjustment to retained earnings of $99,000 due to the adoption of CECL.

Loans

Our loan portfolio consists primarily of construction loans, commercial and industrial loans, multifamily and mixed-use residential real estate loans and non-residential real estate loans. We also have a limited amount of one- to four-family residential real estate loans, which we no longer originate, and consumer loans, which we originate on a very limited basis.

The following table shows the loan portfolio at the dates indicated:

	2023		2022
	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Residential real estate loans:
One- to four-family	$5,252	0.33%	$5,467	0.45%
Multifamily	198,927	12.54	123,385	10.14
Mixed-use	29,643	1.87	21,902	1.80
Total residential real estate loans	233,822	14.74	150,754	12.39
Non-residential real estate loans	21,130	1.33	25,324	2.08
Construction loans	1,219,413	76.85	930,628	76.45
Commercial and industrial loans	111,116	7.00	110,069	9.04
Consumer loans	1,240	0.08	546	0.04
Total loans	1,586,721	100.00%	1,217,321	100.00%
Allowance for credit losses	(5,093)		(5,474)
Deferred loan costs, net	176		372
Loans, net	$1,581,804		$1,212,219

Loan Maturity.  The following table sets forth certain information at December 31, 2023 regarding the dollar amount of loan principal repayments becoming due during the periods indicated. The tables do not include any estimate of prepayments which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

				Non-
	One- to			Residential		Commercial
	Four-	Multi-	Mixed-	Real		and		Total
December 31, 2023	Family	Family	Use	Estate	Construction	Industrial	Consumer	Loans

	(Dollars in thousands)
Amounts due in:
One year or less	$—	$1,657	$973	$1,558	$788,107	$94,392	$1,238	$887,925
More than 1-5 years	2,111	113,462	9,509	12,461	431,306	10,668	2	579,519
More than 5-15 years	346	81,235	19,161	7,111	—	6,056	—	113,909
More than 15 years	2,795	2,573	—	—	—	—	—	5,368
Total	$5,252	$198,927	$29,643	$21,130	$1,219,413	$111,116	$1,240	$1,586,721

The following table sets forth all loans at December 31, 2023 that are due after December 31, 2024 and have either fixed interest rates or floating or adjustable interest rates:

		Floating or	Total at
	Fixed Rates	Adjustable Rates	December 31, 2023

	(Dollars in thousands)
Residential real estate loans:
One- to four-family	$3,141	$2,111	$5,252
Multifamily	128,520	68,750	197,270
Mixed-use	5,268	23,402	28,670
Non-residential real estate loans	8,479	11,093	19,572
Construction loans	—	431,306	431,306
Commercial and industrial loans	14,577	2,147	16,724
Consumer loans	2	—	2
Total	$159,987	$538,809	$698,796

Securities

Our investment portfolio consists primarily of mutual funds, residential mortgage-backed securities issued by Fannie Mae, Freddie Mac, and Ginnie Mae primarily with stated final maturities of 10 years or more, and municipal securities with maturities of one year or more.

The following table sets forth the stated maturities and weighted average yields of investment securities at December 31, 2023. Weighted average yields on tax-exempt securities are presented on a tax equivalent basis using a combined federal and state marginal rate of 28.5%. Certain securities have adjustable interest rates and will reprice monthly, quarterly, semi-annually or annually within the various maturity ranges. Equity securities are not included in the table based on lack of a maturity date. The table presents contractual maturities for mortgage-backed securities and does not reflect repricing or the effect of prepayments.

			Due after One but within		Due after Five but within
	Due within One Year		Five Years		Ten Years		Due after Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average
December 31, 2023	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield

	(Dollars in thousands)
Securities held-to-maturity:
Mortgage-backed securities	$4	6.29%	$5	3.71%	$1,187	1.91%	$2,109	2.09%	$3,305	2.03%
U.S. agency collateralized mortgage obligations	—	—	—	—	—	—	2,889	1.50	2,889	1.50
Municipal bonds	708	1.61	2,019	1.80	1,685	1.45	5,390	1.46	9,802	1.54
Total held-to-maturity	$712	1.64%	$2,024	1.80%	$2,872	1.64%	$10,388	1.60%	$15,996	1.63%
Total investment securities	$712	1.64%	$2,024	1.80%	$2,872	1.64%	$10,388	1.60%	$15,996	1.63%

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

	At December 31,
	2023			2022
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Percent	Rate	Balance	Percent	Rate

	(Dollars in thousands)
Demand deposits:
Non-interest bearing	$322,185	25.18%	—	$355,118	36.31%	—
NOW and money market	93,426	7.30%	3.07%	108,077	11.05%	0.95%
Total	415,611	32.48%	1.00%	463,195	47.36%	0.18%
Savings accounts	248,755	19.44%	2.71%	228,811	23.40%	2.68%
Certificates of deposit	615,124	48.08%	4.62%	285,991	29.24%	2.52%
Total	$1,279,490	100.00%	3.20%	$977,997	100.00%	1.59%

As of December 31, 2023 and 2022, the aggregate amount of uninsured deposits (deposits in amounts greater than or equal to $250,000, which is the maximum amount for federal deposit insurance) was $344.8 million and $672.8 million, respectively. In addition, as of December 31, 2023, the aggregate amount of all our uninsured certificates of deposit was $178.1 million. We have no deposits that are uninsured for any reason other than being in excess of the maximum amount for federal deposit insurance.

The following table sets forth the portion of the Bank’s certificates of deposit, by remaining time until maturity, that are in excess of the FDIC insurance limit as of December 31, 2023:

At
December 31, 2023
(In thousands)
Maturity Period:
Three months or less	$70,969
Over three through six months	23,029
Over six through twelve months	58,365
Over twelve months	25,749
Total	$178,112

Average Balance Sheets

The following tables set forth average balance sheets, average yields and costs, and certain other information for the years indicated. No tax-equivalent yield adjustments have been made, as the effects would be immaterial.  All average balances are daily average balances.  Non-accrual loans were included in the computation of average balances. The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense. Deferred loan fees totaled $176,000 and $372,000 for the years ended December 31, 2023 and 2022, respectively. Loan balances exclude loans held for sale.

	Year Ended December 31,
	2023			2022
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$1,401,492	$127,486	9.10%	$1,054,577	$69,992	6.64%
Securities	37,819	777	2.05	42,771	681	1.59
Federal Home Loan Bank stock	984	82	8.33	1,299	69	5.31
Other interest-earning assets	76,542	4,143	5.41	101,999	1,260	1.24
Total interest-earning assets	1,516,837	132,488	8.73	1,200,646	72,002	6.00
Allowance for credit losses	(4,676)			(5,387)
Noninterest-earning assets	84,287			79,835
Total assets	$1,596,448			$1,275,094

Interest-bearing liabilities:
Interest-bearing demand deposits	$93,426	$2,459	2.63%	$108,077	$918	0.85%
Savings and club accounts	248,755	6,777	2.72	228,811	2,688	1.17
Certificates of deposit	615,124	24,945	4.06	285,991	3,938	1.38
Interest-bearing deposits	957,305	34,181	3.57	622,879	7,544	1.21
Federal Home Loan Bank advances and other	29,007	1,116	3.85	22,247	583	2.62
Total interest-bearing liabilities	986,312	$35,297	3.58	645,126	$8,127	1.26
Noninterest-bearing demand deposits	322,185			355,118
Other noninterest-bearing liabilities	17,139			16,137
Total liabilities	1,325,636			1,016,381
Total shareholders’ equity	270,812			258,713
Total liabilities and shareholders’ equity	$1,596,448			$1,275,094
Net interest income		$97,191			$63,875
Net interest rate spread (1)			5.15%			4.74%
Net interest margin (3)			6.41%			5.32%
Net interest-earning assets (2)	$530,525			$555,520
Average interest-earning assets to interest-bearing liabilities	153.79%			186.11%
(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Year Ended 12/31/2023
	Compared to
	Year Ended 12/31/2022
	Increase (Decrease)
	Due to
	Volume	Rate	Total

	(Dollars in thousands)
Interest income:
Loans receivable	$27,037	$30,457	$57,494
Securities	(85)	181	96
Federal Home Loan Bank stock	(20)	33	13
Other interest-earning assets	(388)	3,271	2,883
Total	$26,544	$33,942	$60,486
Interest expense:
Interest bearing demand deposit	$(140)	$1,681	$1,541
Savings accounts	253	3,836	4,089
Certificates of deposits	7,809	13,198	21,007
Borrowed money	210	323	533
Total	8,132	19,038	27,170
Net change in net interest income	$18,412	$14,904	$33,316

Results of Operations for the Years Ended December 31, 2023 and 2022

Financial Highlights

Net income for the year ended December 31, 2023 was $46.3 million compared to net income of $24.8 million for the year ended December 31, 2022. Net income for the year ended December 31, 2023 was greater than the year ended December 31, 2022 primarily due to an increase in net interest income and an increase in non-interest income, partially offset by an increase in provision for credit losses expense, an increase in non-interest expenses, and an increase in income tax expense.

Summary Income Statements

The following table sets forth the income summary for the periods indicated:

	Year Ended December 31,
			Change Fiscal 2023/2022
	2023	2022	$	%

	(Dollars in thousands)
Net interest income	$97,191	$63,875	$33,316	52.16%
Provision for credit losses	972	439	533	121.41%
Non-interest income	3,743	1,683	2,060	122.40%
Non-interest expenses	35,221	30,690	4,531	14.76%
Income tax expense	18,465	9,586	8,879	92.62%
Net income	$46,276	$24,843	$21,433	86.27%
Return on average assets	2.90%	1.95%
Return on average equity	17.09%	9.60%

Net Interest Income

Net interest income totaled $97.2 million for the year ended December 31, 2023, as compared to $63.9 million for the year ended December 31, 2022. The increase in net interest income of $33.3 million, or 52.2%, was primarily due to an increase in interest income that exceeded an increase in interest expense in a manner consistent with the increase in interest rates attributable to the Federal Reserve’s rate increases during the year ended December 31, 2023.

The increase in net interest income was also due to increases in the average balances of loans, partially offset by decreases in the average balances of interest-earning deposits at other financial institutions, investment securities, and Federal Home Loan Bank stock as we continued to grow the Company by leveraging the proceeds raised in our July 2021 second-step conversion.

The increase in market interest rates in 2023 also caused an increase in our interest expense. As a result, the increase in interest expense for the year ended December 31, 2023 was due to an increase in the cost of funds on our deposits and our borrowed money. The increase in interest expense was also due to increases in the average balances on our certificates of deposits, our savings and club deposits, and our borrowed money, offset by a decrease in the average balances on our interest-bearing demand deposits.

Total interest and dividend income increased by $60.5 million, or 84.0%, to $132.5 million for the year ended December 31, 2023 from $72.0 million for the year ended December 31, 2022. The increase in interest and dividend income was due to an increase in the average balance of interest earning assets of $316.2 million, or 26.3%, to $1.5 billion for the year ended December 31, 2023 from $1.2 billion for the year ended December 31, 2022 and an increase in the yield on interest earning assets by 273 basis points from 6.00% for the year ended December 31, 2022 to 8.73% for the year ended December 31, 2023.

Interest expense increased by $27.2 million, or 334.3%, to $35.3 million for the year ended December 31, 2023 from $8.1 million for the year ended December 31, 2022. The increase in interest expense was due to an increase in the cost of interest bearing liabilities by 232 basis points from 1.26% for the year ended December 31, 2022 to 3.58% for the year ended December 31, 2023, and an increase in average interest bearing liabilities of $341.2 million, or 52.9%, to $986.3 million for the year ended December 31, 2023 from $645.1 million for the year ended December 31, 2022.

The increase in the cost of interest bearing liabilities was also partially due to a shift to interest bearing certificates of deposits and savings accounts from interest bearing demand deposits as the average balances of interest bearing certificates of deposits increased by $329.1 million, or 115.1%, from $286.0 million for the year ended December 31, 2022 to $615.1 million for the year ended December 31, 2023 and the average balances of savings accounts increased by $19.9 million, or 8.7%, from $228.8 million for the year ended December 31, 2022 to $248.7 million for the year ended December 31, 2023. During the same time period, the average balances of interest bearing demand deposits decreased by $14.7 million, or 13.7%, from $108.1 million for the year ended December 31, 2022 to $93.4 million for the year ended December 31, 2023. The increase in the average balances of interest bearing certificates of deposits was primarily due to the funding of the loan portfolio growth.

In addition, the average balances of our non-interest bearing demand deposits decreased by $32.9 million, or 9.3%, from $355.1 million for the year ended December 31, 2022 to $322.2 million for the year ended December 31, 2023. Net interest margin increased by 109 basis points, or 20.5%, for the year ended December 31, 2023 to 6.41% compared to 5.32% for the year ended December 31, 2022. The increase in the net interest margin was due to an increase in the net interest income of $33.3 million, or 52.2%, partially offset by an increase in the average balance of interest earning assets of $316.2 million, or 26.3%.

Credit Loss Expense.  A provision for credit losses of $972,000 was recorded for the year ended December 31, 2023 as compared to $439,000 for the year ended December 31, 2022. The credit loss expense of $972,000 for the year ended December 31, 2023 was comprised of credit loss expense for loans of $1.5 million and credit loss expense for held-to-maturity investment securities of $5,000, partially offset by a credit loss expense reduction for off-balance sheet commitments of $548,000. The credit loss expense of $439,000 for the year ended December 31, 2022 was primarily attributable to the charge-offs totaling $414,000 against the sale of four loans and charge-offs of $34,000 against various unpaid overdrafts in our demand deposit accounts.

We charged-off $313,000 during the year ended December 31, 2023 as compared to charge-offs of $449,000 during the year ended December 31, 2022. The charge-offs of $313,000 during the year ended December 31, 2023 were comprised of a charge-off of $159,000 related to three performing construction loans on the same project whereby we sold the loans to a third-party at a loss of $159,000, as well as charge-offs of $154,000 against various unpaid overdrafts in our demand deposit accounts.

The charge-offs of $449,000 during the year ended December 31, 2022 were comprised of a $328,000 charge-off against one construction project in connection with the sale of the project’s two non-performing loans to a third party precipitated by legal action between the two partners/borrowers in the project, an $86,000 charge-off against two mixed-use loans to a borrower in connection with the sale of the two performing troubled debt restructured loans to a third party, and $35,000 charge-offs against various unpaid overdrafts in our demand deposit accounts.

We recorded no recoveries from previously charged-off loans during the year ended December 31, 2023 compared to recoveries of $242,000 during the year ended December 31, 2022, which was comprised of $146,000 from a previously charged-off loan secured by a multi-family property, $53,000 from a previously charged-off loan secured by a non-residential property, and $43,000 regarding a previously charged-off loan secured by a mixed-use property.

Based on a review of our loan portfolio, held-to-maturity investment securities, and off-balance sheet commitments at December 31, 2023, management believes that the allowance is maintained at a level that represents its best estimate of expected future losses in the loan portfolio, held-to-maturity investment securities, and off-balance sheet commitments that were both probable and reasonably estimable.

Management uses available information to establish the appropriate level of the allowance for credit losses. Future additions or reductions to the allowance may be necessary based on estimates that are susceptible to change as a result of changes in economic conditions and other factors. As a result, our allowance for credit losses may not be sufficient to cover actual loan losses, and future provisions for credit losses could materially adversely affect our operating results. In addition, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for credit losses. Such agencies may require us to recognize adjustments to the allowance based on their judgments about information available to them at the time of their examination.

Non-Interest Income

The following table sets forth a summary of non-interest income for the periods indicated:

	Year Ended December 31,
	2023	2022

	(Dollars in thousands)
Other loan fees and service charges	$1,891	$1,994
(Loss) gain on disposition of equipment	(18)	98
Earnings on bank-owned life insurance	1,013	604
Investment advisory fees	458	474
Realized and unrealized gain (loss) on equity securities	294	(1,573)
Other	105	86
Total	$3,743	$1,683

The increase in total non-interest income was primarily due to an increase of $1.9 million in unrealized gain in our equity securities, an increase of $409,000 in BOLI income, and an increase of $19,000 in other non-interest income. These were partially offset by a decrease of $116,000 in gain/loss on sale of fixed assets, a decrease of $103,000 in loan fees and service charges, and a decrease of $16,000 in investment advisory fees.

The increase of $1.9 million in unrealized gain on equity was due to an unrealized gain of $294,000 on equity securities during the year ended December 31, 2023 compared to an unrealized loss of $1.6 million on equity securities during the year ended December 31, 2022. The unrealized gain of $294,000 on equity securities during 2023 was due to market interest rate volatility during the year ended December 31, 2023.

The increase of $409,000 in BOLI income was primarily due to two death claims totaling $1.8 million on BOLI policies that resulted in additional BOLI income of $404,000 during the year ended December 31, 2023. The increase of $19,000 in other non-interest income was due to an increase in miscellaneous income from our branch operations.

The decrease of $116,000 in gain/loss on sale of fixed assets was due to a loss of $18,000 on sale of fixed assets in 2023 compared to a gain of $98,000 on sale of fixed assets in 2022. The decrease of $103,000 in other loan fees and service charges was due to a decrease of $174,000 in other loan fees and loan servicing fees and a decrease of $10,000 in deposit account fees, partially offset by an increase of $81,000 in ATM/debit card/ACH fees. The decrease in investment advisory fees was due to a decrease in assets under management of Harbor West, our former wealth management division, and a decrease in commission income from Harbor West due to market conditions.

Non-Interest Expense

The following table sets forth an analysis of non-interest expense for the periods indicated:

	Year Ended December 31,
	2023	2022

	(Dollars in thousands)
Salaries and employee benefits	$18,839	$15,549
Occupancy expense	2,595	2,428
Equipment	1,055	1,107
Outside data processing	2,210	1,886
Advertising	521	299
Impairment loss on goodwill	—	451
Loss on disposition of business	138	—
Real estate owned expense	93	623
Other	9,770	8,347
Total	$35,221	$30,690

Non-interest expense increased by $4.5 million, or 14.8%, to $35.2 million for the year ended December 31, 2023 from $30.7 million for the year ended December 31, 2022. The increase resulted primarily from increases of $3.3 million in salaries and employee benefits, $1.4 million in other operating expense, $324,000 in outside data processing expense, $222,000 in advertising expense, $167,000 in occupancy expense, and $138,000 in loss on the disposition of the Bank’s assets relating to the Harbor West Wealth Management Group, partially offset by decreases of $530,000 in real estate owned expense, $451,000 in goodwill impairment charges, and $52,000 in equipment expense.

Salaries and employee benefits increased by $3.3 million, or 21.2%, to $18.8 million in 2023 from $15.5 million in 2022 primarily due to the hiring of additional personnel to support the growth of the Company, the amortization of expenses related to the 2022 Equity Incentive Plan awards of restricted stocks and options, and a decrease in loan origination expenses related to loan origination fees due to a decrease in loan originations.

Other non-interest expense increased by $1.4 million, or 17.0%, to $9.8 million in 2023 from $8.3 million in 2022 due mainly to increases of $1.2 million in miscellaneous other non-interest expense, $331,000 in service contracts expense, $216,000 in directors compensation, $62,000 in telephone expense, $30,000 in office supplies, and $24,000 in insurance expense. These increases were partially offset by decreases of $170,000 in consulting fees, $148,000 in legal fees, $69,000 in audit and accounting fees, $63,000 in expenses related to the hiring of personnel, and $7,000 in directors, officers, and employee expenses.

The increase of $1.2 million in miscellaneous other non-interest expense was mainly due to an increase of $1.0 million in regulatory insurance premiums and assessments due to an increase in our total assets and an increase of $242,000 in dues and subscriptions.

Outside data processing expense increased by $324,000, or 17.2%, to $2.2 million in 2023 from $1.9 million in 2022 due to an increase in transactions and additional services required in 2023 to support the Company’s expansion. Advertising expense increased by $222,000, or 74.2%, to $521,000 in 2023 from $299,000 in 2022 due mainly to the resumption of advertising to promote interest rates offered on our deposit products. Occupancy expense increased by $167,000, or 6.9%, to $2.6 million in 2023 from $2.4 million in 2022 primarily as a result of the increased cost of operating office space.

Real estate owned expense decreased by $530,000, or 85.1%, to $93,000 in 2023 from $623,000 in 2022 due to the write down of $540,000 in the value of the one foreclosed property in 2022, partially offset by an increase of $10,000 in operating expenses to maintain the one real estate owned property in 2023. The write down of $540,000 on the fair market value of a foreclosed property in 2022 was due to the increase in interest rates resulting in an increase in the capitalization rate thereby reducing the calculated fair market value of the property.

Equipment expense decreased by $52,000, or 4.7%, to $1.1 million in 2023 from $1.1 million in 2022 due to a reduced need to purchase additional equipment in 2023.

There was no goodwill impairment expense in 2023 compared to a goodwill impairment expense of $451,000 in 2022. The goodwill was recorded in connection with the acquisition of Harbor West Financial Planning Wealth Management Group in 2007, which then operated as a division of the Bank until January 2024, when the Bank sold all assets related to Harbor West and discontinued offering wealth management services. The goodwill impairment in 2022 was caused primarily by the expected decrease in revenue from this division due to a decrease in clients and the resulting decrease in assets under management.

Income Taxes.  The Company recorded income tax expense of $18.5 million and $9.6 million for the years ended December 31, 2023 and 2022, respectively. For the year ended December 31, 2023, the Company had approximately $1.1 million in tax exempt income, compared to approximately $740,000 in tax exempt income for the year ended December 31, 2022. The Company’s effective income tax rates were 28.5% and 27.8% for the years ended December 31, 2023 and 2022, respectively.

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

An insured institution is required to establish allowances for credit losses in an amount deemed prudent by management for loans classified as substandard or doubtful, as well as for other problem loans. General allowances represent loss allowances which have been established to recognize the inherent losses associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as “loss,” it is required to charge off such amounts. An institution’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the FDIC.

The following table sets forth information with respect to our non-performing assets at the dates indicated.

	At December 31,
	2023	2022

	(Dollars in thousands)
Total non-accrual loans	$4,385	$—
Total accruing loans past due 90 days or more	—	—
Total non-performing loans	4,385	—
Real estate owned	1,456	1,456
Total non-performing assets	$5,841	$1,456
Total non-performing loans to total loans	0.37%	—%
Total non-performing assets to total assets	0.33%	0.10%

During the year ended December 31, 2023, non-performing assets increased by $4.4 million, or 301.2%, to $5.8 million from $1.5 million as of December 31, 2022. At December 31, 2023, we had two non-performing, non-accrual construction loans totaling $4.4 million secured by the same project located in the Bronx, New York. At December 31, 2022, we had no non-performing, non-accrual loans. The other non-performing assets consisted of one foreclosed property at December 31, 2023 and December 31, 2022.

In 2023, we collected no interest income from loans that were in non-accrual status in 2023. In 2022, we collected no interest income from loans that were in non-accrual status in 2022.

From time to time, as part of our loss mitigation strategy, we may modifies loans to borrowers in financial distress by providing principal forgiveness, term extension, an other-than-insignificant payment delay, or interest rate reduction. When principal forgiveness is provided, the amount of forgiveness is charged-off against the allowance for credit losses. There were no new loan modifications to borrowers experiencing financial difficulties during the years ended December 31, 2023 and December 31, 2022.

At December 31, 2023, we had no loans modified to borrowers experiencing financial difficulty. At December 31, 2022, we had two modified loans with an aggregate balance of $855,000 to one borrower and secured by two adjacent mixed-use properties but were performing in accordance with their restructured terms for the requisite period of time (generally at least six consecutive months) to be returned to accrual status. We subsequently sold these two loans to a third party in January 2023 at a loss of $86,000.

The following table summarizes classified and criticized assets of all portfolio types at the dates indicated:

	At December 31,
	2023	2022

	(In thousands)
Classified loans:
Substandard	$4,385	$855
Doubtful	—	—
Loss	—	—
Total classified loans	4,385	855
Special mention	915	946
Total criticized loans	$5,300	$1,801

On the basis of management’s review of our assets, we had two loans totaling $4.4 million classified as substandard at December 31, 2023 compared to two loans totaling $855,000 classified as substandard at December 31, 2022. In addition, we had the same one loan classified as special mention at December 31, 2023 and December 31, 2022, with balances of $915,000 and $946,000, respectively.

There were no assets classified as doubtful or loss at December 31, 2023 or 2022. The loan portfolio is reviewed on a regular basis to determine whether any loans require classification in accordance with applicable regulations. Not all classified assets constitute non-performing assets.

The increase in substandard assets was due to the addition of two non-performing, non-accrual construction loans totaling $4.4 million secured by the same project located in the Bronx, New York, partially offset by the sale to a third-party in January 2023 of two performing mixed-use mortgage loans totaling $855,000 that were classified as TDRs and as substandard.

Delinquent Loans

The following table provides information about delinquencies in our loan portfolio at the dates indicated:

	At December 31,
	2023			2022
	Days Past Due			Days Past Due
	30 – 59	60 – 89	90 or more	30 – 59	60 – 89	90 or more

	(In thousands)
Residential real estate loans:
Multi-family	$—	$—	$—	$—	$946	$—
Consumer loan:	1	—	—	—	—	—
Construction loan:	2,319	—	4,385	—	—	—
Total	$2,320	$—	$4,385	$—	$946	$—

Analysis and Determination of the Allowance for Credit Losses - Loans

    The allowance for credit losses (“ACL”) is a valuation account that reflects management's evaluation of expected future losses in the loan portfolio.  We evaluate the need to establish allowances against credit losses on loans on a quarterly basis.  When additional allowances are necessary, a provision for credit losses is charged to earnings.  The ACL is maintained at a level that management considers adequate to provide for estimated losses and impairment based upon an evaluation of known and inherent risk in the loan portfolio.  The ACL consists of two elements: (1) identification of loans that must be individually analyzed for credit loss and (2) establishment of an ACL for loans collectively analyzed.

    Individually Analyzed Loans. Management regularly monitors the condition of borrowers and assesses both internal and external factors in determining whether any relationships have deteriorated, considering factors such as historical loss experience, trends in delinquency and non-performing loans, changes in risk composition and underwriting standards, and regional and national economic conditions and trends.

Our loan officers, loan servicing staff, and internal loan review personnel identify and manage potential problem loans within our mortgage, construction, and commercial and industrial loan portfolio.  Non-performing assets within these loan portfolios are transferred to the Special Assets Department for workout or litigation.  The Special Assets Department reports directly to the Executive Committee.  Changes in management, financial or operating performance, company behavior, industry factors and external events and circumstances are evaluated on an ongoing basis to determine whether potential impairment is evident and additional analysis is needed.  For our loan portfolio, risk ratings are assigned to each individual loan to differentiate risk within the portfolio and are reviewed on an ongoing basis by the Internal Loan Review Department and revised, if needed, to reflect the borrower’s current risk profiles and the related collateral positions.

The risk ratings consider factors such as property location, property type, loan duration, debt capacity and coverage ratios, absorption rate and marketability, borrower’s experience, borrower’s financial condition, and borrower’s credit quality.  When a credit’s risk rating is downgraded to a certain level, the relationship must be reviewed and detailed reports completed that document risk management strategies for the credit going forward, and the appropriate accounting actions to take in accordance with generally accepted accounting principles in the United States.  When credits are downgraded beyond a certain level, our Special Assets Department becomes responsible for managing the credit risk.

The Executive Committee reviews risk rating actions (specifically downgrades or upgrades between pass and the criticized and classified categories) recommended by Internal Loan Review and/or Special Assets Departments on a quarterly basis.  Our Lending, Loan Servicing and Internal Loan Review Departments monitor our mortgage, construction, and commercial and industrial loan portfolios for credit risk and deterioration considering factors such as delinquency, loan to value ratios and credit scores.

When problem loans are identified that are secured with collateral, management examines the loan files to evaluate the nature and type of collateral supporting the loans.  Management documents the collateral type, date of the most recent valuation, and whether any liens exist, to determine the value to compare against the committed loan amount.  If a loan is identified as impaired and is collateral dependent, an in-house analysis is performed and/or an updated appraisal is obtained to provide a baseline in determining the property’s fair value.  A collateral dependent impaired loan is written down to its appraised value and an allowance is established to cover potential selling costs.  If the collateral value is subject to significant volatility (due to location of asset, obsolescence, etc.) an appraisal is obtained more frequently.  In-house revaluations are typically performed on a quarterly basis and updated appraisals are obtained annually, if determined necessary.

When we determine that the value of an impaired loan is less than its carrying amount, we recognize impairment through a charge-off to the allowance for credit losses.  We perform these assessments on an ongoing basis.  For mortgage, construction, and commercial and industrial loans, a charge-off is recorded when management determines we will not collect 100% of a loan based on the fair value of the collateral or the net present value of expected future cash flows.  The collateral deficiency on consumer loans and residential loans are generally charged-off when deemed to be uncollectible or delinquent 180 days, whichever comes first, unless it can be clearly demonstrated that repayment will occur regardless of the delinquency status.  Examples that would demonstrate repayment include a loan that is secured by adequate collateral and is in the process of collection, a loan supported by a valid guarantee or insurance, or a loan supported by a valid claim against a solvent estate.

 Collectively Analyzed Loans. Additionally, we reserve for certain inherent, but undetected, losses that are probable within the loan portfolio.  This is due to several factors, such as, but not limited to, inherent delays in obtaining information regarding a customer’s financial condition or changes in their unique business conditions and the interpretation of economic trends.  While this analysis is conducted at least quarterly, we have the ability to revise the allowance factors whenever necessary to address improving or deteriorating credit quality trends or specific risks associated with a given loan pool classification.

A comprehensive analysis of the allowance for credit losses on loans is performed on a quarterly basis.  The entire allowance for credit losses on loans is available to absorb losses in the loan portfolio irrespective of the amount of each separate element of the ACL.  Our principal focus, therefore, is on the adequacy of the total allowance for credit losses.

Although we believe we have established and maintained the ACL on loans at appropriate levels, changes in reserves may be necessary if actual economic and other conditions differ substantially from the forecast used in estimating the ACL.  See note 1 to our consolidated financial statements for a detailed discussion of our accounting policies and methodologies for establishing the ACL.

The allowance for credit losses is subject to review by our banking regulators.  The FDIC and the New York State Department of Financial Services, as an integral part of their examination process, periodically review our allowance for credit losses and make an assessment regarding its adequacy and the methodology employed in its determination.  As a result, our banking regulators could require us to increase our allowance for credit losses - loans.

The following table sets forth the breakdown of the allowance for credit losses by loan category at the dates indicated:

	At December 31,
	2023			2022
		% of Allowance	% of Loans in		% of Allowance	% of Loans in
		Amount to Total	Category to Total		Amount to Total	Category to Total
	Amount	Allowance	Loans	Amount	Allowance	Loans

	(Dollars in thousands)
Residential real estate loans:
One- to four-family	$44	0.86%	0.33%	$11	0.20%	0.45%
Multifamily	2,186	42.92	12.54	479	8.75	10.14
Mixed-use	203	3.99	1.87	38	0.69	1.80
Non-residential real estate loans	126	2.47	1.33	131	2.39	2.08
Construction loans	1,914	37.58	76.85	3,835	70.06	76.45
Commercial and industrial	472	9.27	7.00	955	17.45	9.04
Consumer loans	148	2.91	0.08	18	0.33	0.04
Total general allowance	$5,093	100.00%	100.00%	$5,467	99.87%	100.00%
Unallocated	—	-	—	7	0.13	—
Total allowance for credit losses	$5,093	100.00%	100.00%	$5,474	100.00%	100.00%

The following table sets forth an analysis of the activity in the allowance for credit losses related to loans for the periods indicated:

	At or For the Year Ended December 31,
	2023	2022

	(Dollars in thousands)

Total loans net of deferred fees	$1,586,897	$1,217,693
Average loans outstanding	1,401,492	1,054,577

Allowance at beginning of period	$5,474	$5,242

Impact of adopting ASC 326	(1,584)	—
Net charge-offs:
Residential real estate loans:
One- to four-family	—	—
Multifamily	—	—
Mixed-use	—	(103)
Total residential real estate loans	—	(103)
Non-residential real estate loans	—	(53)
Construction loans	159	328
Commercial and industrial loans	—	—
Consumer loans	154	35
Total net charge-offs	313	207

Provision for credit losses	1,516	439
Allowance at end of period	$5,093	$5,474

Average loan outstanding:
Residential real estate loans:
One- to four-family	5,240	6,213
Multifamily	141,836	83,907
Mixed-use	28,034	24,333
Total residential real estate loans	175,110	114,453
Non-residential real estate loans	23,196	33,531
Construction loans	1,088,219	795,340
Commercial and industrial loans	113,908	110,452
Consumer loans	1,059	501
Total	1,401,492	1,054,277

Net charge-offs as a percentage of average loans outstanding
Residential real estate loans:
One- to four-family	—%	—%
Multifamily	—	—
Mixed-use	—	(0.42)
Total residential real estate loans	—	(0.09)
Non-residential real estate loans	—	(0.16)
Construction loans	0.01	0
Commercial and industrial loans	—	—
Consumer loans	14.54	6.99
Total net charge-offs	0.02%	0.02%

Credit Quality Ratios:
As a percentage of year-end loans, net of unearned income:
Allowance for credit loss	0.32%	0.45%
Nonaccrual loans	0.28%	—%
Nonperforming loans	0.28%	—%
Allowance for credit losses to nonaccrual loans	116.15%	—%
Allowance for credit losses to nonperforming loans	116.15%	—%

The allowance for credit losses related to loans decreased by $381,000 to $5.1 million at December 31, 2023 from $5.5 million at December 31, 2022. The decrease in the allowances for credit losses was due primarily to the adoption of CECL which reduced the allowance by $1.6 million and charge-offs totaling $313,000 that comprised of a charge-off of $159,000 related to three performing construction loans on the same project whereby we sold the loans to a third-party at a loss of $159,000 and charge-offs of $154,000 against various unpaid overdrafts in our demand deposit accounts, partially offset by provision for credit losses related to loans totaling $1.5 million at December 31, 2023.

The increase in the provision for credit losses related to loans was due to increases in the construction, multi-family mortgage, mixed-use mortgage, and commercial and industrial loan portfolio, partially offset by a decrease in the non-residential mortgage loan portfolio.

We had no recoveries in 2023 compared to recoveries totaling $241,000 in 2022. Loans evaluated collectively totaled $1.6 billion at December 31, 2023 compared to $1.2 billion at December 31, 2022. Loans evaluated individually totaled $4.4 million at December 31, 2023 compared to $855,000 at December 31, 2022.

The allowance for credit losses related to off-balance sheet commitments of $1.1 million comprised of the adoption of CECL totaling $1.6 million, partially offset by a credit loss expense reduction of $548,000 at December 31, 2023.

The allowance for credit losses related to held-to-maturity of debt securities of $137,000 comprised of the adoption of CECL totaling $132,000 and provision for credit loss expense of $5,000 at December 31, 2023.

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

Our objective is to manage our interest rate risk by determining whether a given movement in interest rates affects our net interest income and the market value of our portfolio equity in a positive or negative way and to execute strategies to maintain interest rate risk within established limits. The results at December 31, 2023 indicate the level of risk within the parameters of our model. Our management believes that the December 31, 2023 results indicate a profile that reflects interest rate risk exposures in both rising and declining rate environments for both net interest income and economic value.

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

If the results produce quantifiable interest rate risk exposure beyond our limits, then the testing will have served as a monitoring mechanism to allow us to initiate asset/liability strategies designed to reduce and therefore mitigate interest rate risk. The table below sets forth an approximation of our interest rate risk exposure. The simulation uses projected repricing of assets and liabilities at December 31, 2023. The income simulation analysis presented represents a one-year impact of the interest scenario assuming a static balance sheet. Various assumptions are made regarding the prepayment speed and optionality of loans, investment securities and deposits, which are based on analysis and market information. The assumptions regarding optionality, such as prepayments of loans and the effective lives and repricing of non-maturity deposit products, are documented periodically through evaluation of current market conditions and historical correlations to our specific asset and liability products under varying interest rate scenarios.

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

The table below sets forth, as of December 31, 2023, the Bank’s net portfolio value, the estimated changes in our net portfolio value and net interest income that would result from the designated instantaneous parallel changes in market interest rates.

	Twelve Month
	Net Interest Income	Net Portfolio Value
	Percent		Percent
Change in Interest Rates (Basis Points)	of Change	Estimated NPV	of Change
+300	18.68%	$298,388	4.25%
+200	12.61	294,494	2.89
+100	6.39	291,602	1.88
0	—	286,231	—
-100	(8.07)%	$277,917	(2.90)%
-200	(16.37)	267,564	(6.52)
-300	(24.50)	254,985	(10.92)

As of December 31, 2023, based on the scenarios above, net interest income would increase by approximately 6.39% to 18.68%, over a one-year time horizon in a rising interest rate environment. One-year net interest income would decrease by approximately 8.07% to 24.50% in a declining interest rate environment over the same period.

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

Overall, our December 31, 2023 results indicate that we are adequately positioned with an acceptable net interest income and economic value at risk and that all interest rate risk results continue to be within our policy guidelines.

Liquidity and Capital Resources

We maintain liquid assets at levels we believe are adequate to meet our liquidity needs. We established a liquidity ratio policy that identify three liquidity ratios consisting of (1) Cash/Deposits & Short-Term Borrowings (“Cash Liquidity”), (2) Cash & Investments/Deposits & Short-Term Borrowings (“On Balance Sheet Liquidity”), and (3) Cash & Investments & Borrowing Capacity/Deposits & Short-Term Borrowings (“On Balance Sheet Liquidity & Borrowing Capacity”) to assist in the management of our liquidity. We also establish targets of 2.0% for the Cash Liquidity ratio, 8.0% for the On Balance Sheet Liquidity ratio, and 20.0% for the On Balance Sheet Liquidity & Borrowing Capacity ratio.

Our Cash Liquidity ratio, On Balance Sheet Liquidity ratio, and On Balance Sheet Liquidity & Borrowing Capacity ratio averaged 6.7%, 9.6%, and 32.7%, respectively, for the year ended December 31, 2023 compared to 11.2%, 15.5%, and 19.0%, respectively, for the year ended December 31, 2022. We adjust our liquidity levels to fund deposit outflows, pay real estate taxes on real estate loans, repay our borrowings, and to fund loan commitments. We also adjust liquidity as appropriate to meet asset and liability management objectives. However, during the interest rate environment in 2023, we have strategically allowed these metrics to fall below the minimum thresholds at times to provide for the effective management of extension risk and other interest rate risks.

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

Our primary investing activities are the origination of construction loans, commercial and industrial loans, multifamily loans, and to a lesser extent, mixed-use real estate loans and other loans. For the years ended December 31, 2023 and 2022, our loan originations totaled $815.8 million and $700.1 million, respectively. Cash received from the sales, calls, maturities and pay-downs on securities totaled $11.2 million and $1.5 million for the years ended December 31, 2023 and 2022, respectively. We purchased $806,000 and $10.0 million in securities for the years ended December 31, 2023 and 2022, respectively.

Deposit flows are generally affected by the level of interest rates we offer, the interest rates and products offered by local competitors, and other factors. Total deposits increased by $278.1 million at December 31, 2023 due to increases in certificates of deposits and NOW/money market deposits, offset by decreases in savings account deposits, and non-interest bearing demand deposits.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of New York to provide advances. As a member of the Federal Home Loan Bank of New York, we are required to own capital stock in the Federal Home Loan Bank of New York and are authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to credit-worthiness have been met. We had an available borrowing limit of $29.7 million and $31.5 million from the Federal Home Loan Bank of New York as of December 31, 2023 and 2022, respectively. Federal Home Loan Bank advances were $14.0 million and $21.0 million at December 31, 2023 and 2022, respectively.

The Federal Reserve Bank of New York (“FRBNY”) approved on August 30, 2023 the Bank’s eligibility to pledge loans under the Borrower-in-Custody program of the FRBNY thereby allowing the Bank to borrow from the Discount Window at the FRBNY. As of December 31, 2023, we had $50.0 million in FRBNY borrowings and an available borrowing limit of $865.1 million.

In addition, we have a borrowing agreement with Atlantic Community Bankers Bank (“ACBB”) to provide short-term borrowings of $8.0 million at December 31, 2023 and 2022. There were no outstanding borrowings with ACBB at December 31, 2023 and 2022.

At December 31, 2023, we had unfunded commitments on construction loans of $489.7 million, outstanding commitments to originate loans of $125.9 million, unfunded commitments under lines of credit of $103.0 million, and unfunded standby letters of credit of $9.5 million. At December 31, 2023, certificates of deposit scheduled to mature in less than one year totaled $596.1 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In the event a significant portion of our deposits are not retained by us, we will have to utilize other funding sources, such as various types of sourced deposits, Federal Home Loan Bank advances, and/or FRBNY borrowings, in order to maintain our level of assets. Alternatively, we could reduce our level of liquid assets, such as our cash and cash equivalents. In addition, the cost of such deposits may be significantly higher or lower depending on market interest rates at the time of renewal.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its stockholders, and interest and principal on outstanding debt, if any. The Company’s primary sources of income are interest income derived from investments in loans and interest bearing accounts at other financial institutions and dividends received from the Bank. At December 31, 2023, the Company had liquid assets of $4.3 million and $14.1 million in loan participations originated by the Bank which are held by the Company.

Off-Balance Sheet Arrangements

For the year ended December 31, 2023, we did not engage in any off-balance sheet transactions reasonably likely to have a material adverse effect on our financial condition, results of operations or cash-flows.

Recent Accounting Pronouncements

For a discussion of the impact of recent accounting pronouncements, see note 24 in the notes to the consolidated financial statements of the Company included in this report.

Impact of Inflation and Changing Prices

The consolidated financial statements and related notes of the Company have been prepared in accordance with GAAP, which generally requires the measurement of financial position and operating results in terms of historical dollars without consideration for changes in the relative purchasing power of money over time due to inflation. The primary impact of inflation is reflected in the increased cost of our operations. Unlike industrial companies, our assets and liabilities are primarily monetary in nature. As a result, changes in market interest rates have a greater impact on performance than the effects of inflation.

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

The Company’s management has, including the Company’s principal executive officer and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment and based on such criteria, we believe that, as of December 31, 2023, the Company’s internal control over financial reporting was effective.

Internal Control Over Financial Reporting. During the quarter and year ended December 31, 2023, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

ITEM 9B.OTHER INFORMATION

During the fiscal quarter ended December 31, 2023, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

.

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

PART IV

ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)	The financial statements required in response to this item are incorporated herein by reference from Item 8 of this Annual Report on Form 10-K.

(2)	All financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)	Exhibits

	No.	Description	Location

	3.1	Articles of Incorporation of NorthEast Community Bancorp, Inc.	Incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-253982), initially filed on March 8, 2021

	3.2	Bylaws of NorthEast Community Bancorp, Inc.	Incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 333-253982), initially filed on March 8, 2021

	4.0	Specimen Stock Certificate of NorthEast Community Bancorp, Inc.	Incorporated herein by reference to Exhibit 4.0 to the Company’s Registration Statement on Form S-1 (File No. 333-253982), initially filed on March 8, 2021

	4.1	Description of NorthEast Community Bancorp, Inc.’s Common Stock Registered Under Section 12 of the Securities Exchange Act of 1934	Incorporated herein by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2022 (File No. 001-40589), filed on March 30, 2023

	10.1	Employment Agreement by and between NorthEast Community Bancorp, Inc., NorthEast Community Bank and Kenneth A. Martinek+	Filed herewith

	10.2	Employment Agreement by and between NorthEast Community Bancorp, Inc., NorthEast Community Bank and Jose M. Collazo+	Filed herewith

	10.3	Employment Agreement by and between NorthEast Community Bancorp, Inc., NorthEast Community Bank and Donald S. Hom+	Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2023 (File No. 001-40589), filed on august 10, 2023

	10.4	NorthEast Community Bank Supplemental Executive Retirement Plan+	Incorporated herein by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-253982), initially filed on March 8, 2021

	10.5	NorthEast Community Bank Directors’ Deferred Compensation Plan, as amended and restated+	Incorporated herein by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-253982), initially filed on March 8, 2021

10.6	NorthEast Community Bank Outside Director Retirement Plan+	Incorporated herein by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-253982), initially filed on March 8, 2021

10.7	NorthEast Community Bancorp, Inc. Stock-Based Deferred Compensation Plan+	Incorporated herein by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (File No. 333-253982), initially filed on March 8, 2021

10.8	NorthEast Community Bancorp, Inc. 2022 Equity Incentive Plan+	Incorporated by reference to Appendix A to the Company’s Definitive Proxy Materials on Schedule 14A (File No. 001-40589), filed on August 19, 2022

10.9

Agreement by and between NorthEast Community Bancorp, MHC, NorthEast Community Bancorp, Inc. and NorthEast Community Bank and Stilwell Activist Fund, L.P., Stilwell Activist Investments, L.P., Stilwell Partners, L.P. and Joseph Stilwell

Incorporated herein by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (File No. 333-253982), initially filed on March 8, 2021

21.0	Subsidiaries	Filed herewith

23.1	Consent of S.R. Snodgrass, P.C.	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Filed herewith

97	NorthEast Community Bancorp, Inc. Incentive-Compensation Recoupment Policy	Filed herewith

101

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

Filed herewith

104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)	Filed herewith

+ Management contract or compensatory plan, contract or arrangement.

ITEM 16.FORM 10-K SUMMARY

Not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of NorthEast Community Bancorp, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statement of financial condition of NorthEast Community Bancorp, Inc., and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 1 to the financial statements, the Company changed its method of accounting for credit losses effective January 1, 2023, due to the adoption of Accounting Standards Codification (ASC) Topic 326, Financial Instruments – Credit Losses.

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

Cranberry Township, Pennsylvania

March 28, 2024

Northeast Community Bancorp, Inc.

Consolidated Statements of Financial Condition

	December 31,	December 31,
	2023	2022

	(In thousands, except share
	and per share amounts)
ASSETS
Cash and amounts due from depository institutions	$13,394	$13,210
Interest-bearing deposits	55,277	82,098
Total cash and cash equivalents	68,671	95,308
Certificates of deposit	100	100
Equity securities	18,102	18,041
Securities available-for-sale, at fair value	-	1
Securities held-to-maturity (net of allowance for credit losses of $136, fair value of $13,126 and $22,865, respectively)	15,860	26,395
Loans receivable	1,586,721	1,217,321
Deferred loan costs, net	176	372
Allowance for credit losses	(5,093)	(5,474)
Net loans	1,581,804	1,212,219
Premises and equipment, net	25,452	26,063
Investments in restricted stock, at cost	929	1,238
Bank owned life insurance	25,082	25,896
Accrued interest receivable	12,311	8,597
Goodwill	-	200
Real estate owned	1,456	1,456
Property held for investment	1,407	1,444
Right of Use Assets – Operating	4,566	2,312
Right of Use Assets – Financing	351	355
Other assets	8,044	5,338
Total assets	$1,764,135	$1,424,963
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing	$300,184	$376,302
Interest bearing	1,099,852	745,653
Total deposits	1,400,036	1,121,955
Advance payments by borrowers for taxes and insurance	2,020	2,369
Borrowings	64,000	21,000
Lease Liability – Operating	4,625	2,363
Lease Liability – Financing	571	533
Accounts payable and accrued expenses	13,558	14,754
Total liabilities	1,484,810	1,162,974

Northeast Community Bancorp, Inc.

Consolidated Statements of Financial Condition (Continued)

	December 31,	December 31,
	2023	2022

	(In thousands, except share
	and per share amounts)
Stockholders’ equity:
Preferred stock, $0.01 par value; 25,000,000 shares authorized; none issued or outstanding	$—	$—
Common stock, $0.01 par value; 75,000,000 shares authorized; 14,144,856 shares and 16,049,454 shares issued and outstanding, respectively	142	161
Additional paid-in capital	109,924	136,434
Unearned Employee Stock Ownership Plan (“ESOP”) shares	(6,563)	(7,432)
Retained earnings	175,505	132,670
Accumulated other comprehensive income	317	156
Total stockholders’ equity	279,325	261,989
Total liabilities and stockholders’ equity	$1,764,135	$1,424,963

See notes to consolidated financial statements.

Northeast Community Bancorp, Inc.

Consolidated Statements of Income

	Years Ended December 31,
	2023	2022

	(In thousands, except per share amounts)
INTEREST INCOME:
Loans	$127,486	$69,992
Interest-earning deposits	4,143	1,260
Securities	859	750
Total Interest Income	132,488	72,002
INTEREST EXPENSE:
Deposits	34,181	7,544
Borrowings	1,078	546
Financing lease	38	37
Total Interest Expense	35,297	8,127
Net Interest Income	97,191	63,875
Provision for credit loss	972	439
Net Interest Income after Provision for Credit Losses	96,219	63,436
NON-INTEREST INCOME:
Other loan fees and service charges	1,891	1,994
(Loss) gain on disposition of equipment	(18)	98
Earnings on bank owned life insurance	1,013	604
Investment advisory fees	458	474
Realized and unrealized gain (loss) on equity securities	294	(1,573)
Other	105	86
Total Non-Interest Income	3,743	1,683
NON-INTEREST EXPENSES:
Salaries and employee benefits	18,839	15,549
Occupancy expense	2,595	2,428
Equipment	1,055	1,107
Outside data processing	2,210	1,886
Advertising	521	299
Impairment loss on goodwill	-	451
Loss on disposition of business	138	-
Real estate owned expense	93	623
Other	9,770	8,347
Total Non-Interest Expenses	35,221	30,690
INCOME BEFORE PROVISION FOR INCOME TAXES	64,741	34,429
PROVISION FOR INCOME TAXES	18,465	9,586
NET INCOME	$46,276	$24,843

EARNINGS PER COMMON SHARE – BASIC	$3.32	$1.61
EARNINGS PER COMMON SHARE – DILUTED	3.32	1.58
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC	13,930	15,433
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – DILUTED	13,936	15,726

See notes to consolidated financial statements.

Northeast Community Bancorp, Inc.

Consolidated Statements of Comprehensive Income

	Years Ended December 31,
	2023	2022

	(In thousands)
Net Income	$46,276	$24,843
Other comprehensive income:
Defined benefit pension:
Reclassification adjustments out of accumulated other comprehensive income:
Amortization of actuarial (gain) loss¹	(32)	27
Actuarial gain arising during period	116	353
Total	84	380
Income tax effect²	(24)	—
Tax adjustment - pension liability	101	(85)
Total other comprehensive income	161	295
Total Comprehensive Income	$46,437	$25,138
(1)	Amounts are included in other expenses in the audited consolidated statements of income as part of net periodic pension cost. See Note 17 for further information.
(2)	Amounts are included in provision for income taxes in the audited consolidated statements of income.

See notes to consolidated financial statements.

Northeast Community Bancorp, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

Years Ended December 31, 2023 and 2022

						Accumulated
			Additional			Other
	Number of	Common	Paid- in	Unearned	Retained	Comprehensive
	Shares	Stock	Capital	ESOP Shares	Earnings	Income	Total

	(In thousands, except share and per share amounts)

Balance – December 31, 2022	16,049,454	$161	$136,434	$(7,432)	$132,670	$156	$261,989
Net income	—	—	—	—	46,276	—	46,276
Other comprehensive income	—	—	—	—	—	161	161
Cash dividend declared ($0.24 per share)	—	—	—	—	(3,342)	—	(3,342)
Stock Repurchases	(1,909,476)	(19)	(28,691)	—	—	—	(28,710)
Restricted stock award	4,878	—	—	—	—	—	—
Compensation expense related to restricted stock awards	—	—	968	—	—	—	968
Compensation expense related to stock options	—	—	768	—	—	—	768
Cumulative effect of adoption of ASU 2016-13	—	—	—	—	(99)	—	(99)
ESOP shares earned	—	—	445	869	—	—	1,314
Balance – December 31, 2023	14,144,856	$142	$109,924	$(6,563)	$175,505	$317	$279,325

						Accumulated
			Additional			Other
	Number of	Common	Paid- in	Unearned	Retained	Comprehensive
	Shares	Stock	Capital	ESOP Shares	Earnings	Income (Loss)	Total

	(In thousands, except share and per share amounts)

Balance – December 31, 2021	16,377,936	$164	$145,335	$(8,301)	$114,323	$(139)	$251,382
Net income	—	—	—	—	24,843	—	24,843
Other comprehensive income	—	—	—	—	—	295	295
Cash dividend declared ($0.42 per share)	—	—	—	—	(6,496)	—	(6,496)
Stock Repurchases	(680,519)	(7)	(9,311)	—	—	—	(9,318)
Restricted stock award	352,037	4	(4)	—	—	—	—
Compensation expense related to restricted stock awards	—	—	116	—	—	—	116
Compensation expense related to stock options	—	—	92	—	—	—	92
ESOP shares earned	—	—	206	869	—	—	1,075
Balance – December 31, 2022	16,049,454	$161	$136,434	$(7,432)	$132,670	$156	$261,989

See notes to consolidated financial statements.

Northeast Community Bancorp, Inc.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2023	2022

	(In thousands)
Cash Flows from Operating Activities:
Net income	$46,276	$24,843
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of securities premiums and discounts, net	20	27
Provision for credit losses	972	439
Depreciation	1,219	1,246
Net amortization of deferred loan fees and costs	215	509
Deferred income tax benefit	(367)	(1,308)
Realized and unrealized (gain) loss recognized on equity securities	(294)	1,573
Impairment of goodwill	-	451
Impairment of real estate owned	-	540
Earnings on bank owned life insurance	(1,013)	(604)
Loss on disposition of business	138	-
Loss (gain) on dispositions of premises and equipment	18	(98)
ESOP compensation expense	1,314	1,075
Compensation expense related to stock options	768	92
Compensation expense related to restricted stock	968	116
Increase in accrued interest receivable	(3,714)	(4,314)
Decrease in other assets	149	1,269
Decrease in accounts payable - loan closing	(2,614)	(91)
(Decrease) increase in accounts payable and accrued expenses	(1,220)	1,774
Net Cash Provided by Operating Activities	42,835	27,539
Cash Flows from Investing Activities:
Net increase in loans	(399,396)	(257,844)
Proceeds from sale of loans	29,666	12,770
Principal repayments on securities available-for-sale	1	—
Principal repayments on securities held-to-maturity	11,183	1,495
Purchase of securities held-to-maturity	(806)	(10,038)
Proceeds from bank owned life insurance	1,827	—
Purchase of FHLB stock	(6)	—
Redemption of FHLB stock	315	331
Purchases of premises and equipment	(626)	(3,304)
Net Cash Used in Investing Activities	(357,842)	(256,590)
Cash Flows from Financing Activities:
Net increase in deposits	278,081	194,791
Proceeds from FRB borrowing	50,000	—
Repayment of FHLB of NY advances	(7,000)	(7,000)
Stock repurchases	(28,710)	(9,318)
Increase (decrease) in advance payments by borrowers for taxes and insurance	(349)	485
Cash dividends paid	(3,652)	(6,868)
Net Cash Provided by Financing Activities	288,370	172,090
Net Decrease in Cash and Cash Equivalents	(26,637)	(56,961)
Cash and Cash Equivalents – Beginning	95,308	152,269
Cash and Cash Equivalents – Ending	$68,671	$95,308

Northeast Community Bancorp, Inc.

Consolidated Statements of Cash Flows (Continued)

	Years Ended December 31,
	2023	2022

	(In thousands)
Supplementary Cash Flows Information:
Income taxes paid	$20,721	$9,195
Interest paid	$34,853	$8,012
Supplementary Disclosure of Non-Cash Investing and Financing Activities:
Recognition of right of use asset – operating	$4,372	$289
Recognition of lease liability – operating	$4,372	$289
Dividends declared and not paid	$849	$971
Adoption of ASC 326	$99	$—

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

The Bank’s principal business consists of originating primarily construction loans and, to a lesser extent, commercial and industrial loans, and multifamily and mixed-use residential real estate loans and non-residential real estate loans. The Bank offers a variety of retail deposit products to the general public in the areas surrounding its main office and its branch offices, with interest rates that are competitive with those of similar products offered by other financial institutions operating in its market area. The Bank also utilizes borrowings as a source of funds. The Bank’s revenues are derived primarily from interest on loans and, to a lesser extent, interest on investment securities and mortgage-backed securities. The Bank also generates revenues from other income including deposit fees, service charges and investment advisory fees.

The Bank also offers investment advisory and financial planning services under the name Harbor West Wealth Management Group, a division of the Bank, through a networking arrangement with a registered broker-dealer and investment advisor. The agreement to sell all the Bank’s assets relating to Harbor West Wealth Management Group to a third party was executed in December 2023, with the transaction closing in January 2024.

New England Commercial Properties LLC (“NECP”), a New York limited liability company and wholly owned subsidiary of the Bank, was formed in October 2007 to facilitate the purchase or lease of real property by the Bank. New England Commercial Properties, LLC currently owns one foreclosed property located in Pennsylvania.

NECB Financial Services Group, LLC (“NECB Financial”), a New York limited liability company and wholly owned subsidiary of the Bank, was formed in the third quarter of 2012 as a complement to Harbor West Wealth Management Group to sell life insurance and fixed rate annuities.  NECB Financial is licensed in New York State.  We terminated our license in Connecticut on February 22, 2024 due to the sale of all the Bank’s assets relating to Harbor West Wealth Management Group to a third party in January 2024.

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

The most significant estimate pertains to the allowance for credit losses.  The borrowers’ abilities to meet contractual obligations and collateral value are the most significant assumptions used to arrive at the estimate.  The risks associated with such estimates arise when unforeseen conditions affect the borrowers’ abilities to meet the contractual obligations of the loan and result in a decline in the value of the supporting collateral.  Such unforeseen changes may have an adverse effect on the consolidated results of operations and financial position of the Company.

In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for credit losses.  Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

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

Northeast Community Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies (continued)

Securities:

The Company classifies its debt securities as held to maturity or available for sale at the time of purchase.  Held to maturity securities are those debt securities which management has the intent and the Company has the ability to hold to maturity and are reported at amortized cost.  Available-for-sale securities are those debt securities which are neither held to maturity securities nor trading securities and are reported at fair value, with unrealized gains and losses, net of the related income tax effect, excluded from earnings and reported in a separate component of stockholders’ equity.

Premiums and discounts on all securities are generally amortized or accreted to the maturity date utilizing the level-yield method taking into consideration the impact of principal amortization and prepayments, as applicable. Gain or loss on sales of securities is based on the specific identification method.

Effective January 1, 2023, the Company adopted the provisions of ASC 326 and modified its accounting policy for the assessment of available for sale securities for impairment.  Under ASC 326, for available-for-sale securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more than likely than not that it will be required to sell the security before recovery of its amortized cost basis.  If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income.  For securities available-for-sale that do not meet the above criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors.  In making this assessment, the Company considers the extent to which fair value is less than amortized cost, any changes to the rating by a rating agency, and adverse conditions related to the security, among other factors.  If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security.  If the present value of the cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost.  Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income, net of tax.

The Company elected the practical expedient of zero loss estimates for securities issued by U.S. government entities and agencies.  These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major agencies and have a long history of no credit losses.

Under ASC 326, changes in the allowance for credit losses are recorded as provision for, or reversal of, credit loss expense.  Losses are charged against the allowance when management believes the uncollectibility of an available for sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met.

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

The Company estimates the allowance for credit losses related to loans via a quantitative analysis which considers relevant available information from internal and external sources related to past events and current conditions, as well as the incorporation of reasonable and supportable forecasts.  The Company evaluates a variety of factors including third party economic forecasts, industry trends and other available published economic information in arriving at its forecasts.  Expected credit losses are estimated over the contractual term of the loans, adjusted for expected prepayments when appropriate.  The contractual term excludes expected extensions, renewals, and modifications.

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

Based on management’s comprehensive analysis of the credit portfolio, management believes the allowance for credit losses is appropriate as of December 31, 2023 and 2022, respectively.

Concentration of Risk:

The Company’s lending activity is concentrated in construction and permanent loans secured by multi-family and non-residential real estate located primarily in the Northeast and Mid-Atlantic regions of the United States.  As of December 31, 2023 and 2022, the Company had majority of construction loans located in New York state, including $626.0 million and $440.6 million in the Bronx, $198.5 million and $122.4 million in the Town of Monroe, $133.7 million and $103.8 million in the Hamlet of Monsey, $105.9 million and $104.3 million in the Village of Spring Valley, and $18.8 million and $31.8 million in Brooklyn.

The Company also had deposits in excess of the FDIC insurance limit at other financial institutions.  At December 31, 2023 and 2022, such deposits totaled $43.2 million and $59.0 million held by the Federal Reserve Bank of New York, $13.7 million and $26.4 million held by the Federal Home Loan Bank of New York, and $430,000 and $1.0 million held by Atlantic Community Bankers Bank (“ACBB”).  Generally, deposits in excess of $250,000 are not insured by the FDIC.

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

Northeast Community Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies (continued)

Property and equipment are evaluated for impairment periodically whenever events or changes in circumstances indicate that their related carrying amounts may not be recoverable.  In evaluating property and equipment for recoverability, we use our best estimate of future cash flows expected to result from the use of the asset and its eventual disposition.  To the extent that estimated future undiscounted net cash flows attributable to the asset are less than the carrying amount, an impairment loss is recognized equal to the difference between the carrying value of such asset and its fair value.  The Company did not have impairment recorded for property and equipment in 2023 and 2022.

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

Investments in Restricted Stock:

Federal law requires a member institution of the Federal Home Loan Bank (“FHLB”) system to hold stock of its district FHLB according to a predetermined formula.  The Company also owns restricted stock in Atlantic Community Bancshares, Inc. (ACBI), holding company of ACBB, a correspondent banker’s bank.  These stocks are carried at cost.  At December 31, 2023 and 2022, the Company had $859,000 and $1.2 million in FHLB stock, and $70,000 and $70,000 in ACBB stocks.

Goodwill:

Goodwill at December 31, 2023 and 2022 totaled zero and $200,000, respectively, and consists of goodwill acquired in the business combination completed by the Company in November 2007.  The Company tests goodwill during the fourth quarter of each year for impairment, or more frequently if certain indicators are present or changes in circumstances suggest that impairment may exist.  The Company utilizes a two-step approach.  The first step requires a comparison of the carrying value of the reporting unit to the fair value of the unit.  The Company estimates the fair value of the reporting unit through internal analyses and external valuation, which utilizes an income approach based on the present value of future cash flows.  If the carrying value of the reporting unit exceeds its fair value, impairment exists and the Company will perform the second step of the goodwill impairment test to measure the amount of impairment loss, if any.  The second step of the goodwill impairment test, if necessary, compares the implied fair value of a reporting unit’s goodwill with its carrying value.

The implied fair value of goodwill is determined in the same manner that the amount of goodwill recognized in a business combination is determined.  The Company allocates the fair value of the reporting unit to all of the assets and liabilities of that unit, including identifiable intangible assets, as if the reporting unit had been acquired in a business combination. Any excess of the value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. Impairment charges of $451,000 were recorded in 2022 due to increased capitalization rate when evaluating the investment value of the goodwill. As of December 31, 2023, the goodwill was eliminated along with the sale of Harbor West Wealth Management Group to a third party in December 2023. The sale resulted in a total of $138,000 loss recognized on the consolidated statement of income.

Real Estate Owned:

Real estate owned is carried at the lower of cost or fair value of the related property, as determined by current appraisals less estimated costs to sell.  Foreclosed real estate is initially recorded at the fair value of property acquired minus estimated costs to sell at the date of foreclosure, establishing a new cost basis.  Write-downs on these properties, which occur after the initial transfer from the loan portfolio, are recorded as operating expenses.  Costs of holding such properties are charged to non-interest expense in the current period.  Gains, to the extent allowable, and losses

Northeast Community Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies (continued)

on the disposition of these properties are reflected in the real estate owned expense in the consolidated statement of income.  The Company wrote down $540,000 in 2022 due to increased capitalization rate in evaluating the fair value of the properties. No write-downs were recorded in 2023.

Property Held for Investment:

Land is stated at cost.  Buildings and improvements are stated at cost less accumulated depreciation computed on the straight-line method over the useful lives between 30 to 50 years for buildings and 10 to 50 years for building improvements.

Property held for investment is evaluated for impairment periodically whenever events or changes in circumstances indicate that their related carrying amounts may not be recoverable.  In evaluating property held for investment for recoverability, we use our best estimate of future cash flows expected to result from the use of the asset and its eventual disposition.  To the extent that estimated future undiscounted net cash flows attributable to the asset are less than the carrying amount, an impairment loss is recognized equal to the difference between the carrying value of such asset and its fair value.  The Company did not have impairment recorded for property held for investment in 2023 and 2022.

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

The Company accounts for uncertainty in income taxes recognized in its consolidated financial statements in accordance with ASC Topic 740, “Income Taxes”, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The Company has not identified any significant income tax uncertainties through the evaluation of its income tax positions for the years ended December 31, 2023 and 2022, and has not recognized any liabilities for tax uncertainties as of December 31, 2023 and 2022.  The Company’s policy is to recognize income tax related interest and penalties in income tax expense; there were no such amounts during the years ended December 31, 2023 and 2022.  The tax years subject to examination by federal, state, and city taxing authorities are 2020 through 2023.

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

At December 31, 2023, accumulated other comprehensive income totaled $317,000 and included $352,000 in prior service cost and actuarial gains of the DRP net of $35,000 of related deferred income benefits.  At December 31, 2022, accumulated other comprehensive income totaled $156,000 and included $197,000 in prior service cost and actuarial losses of the DRP net of $41,000 of related deferred income taxes.

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

The following table sets forth the computations of basic and diluted earnings per share:

	December 31,
	2023	2022

	(In Thousands, except per share data)
Net income (basic and diluted)	$46,276	$24,843

Weighted average shares issued	14,983	16,309
Less: Weighted average unearned ESOP shares	(736)	(822)
Less: Weighted average unvested restricted shares	(317)	(54)
Basic weighted average shares outstanding	13,930	15,433
Add: Dilutive effect of restricted stock	6	293
Add: Dilutive effect of stock option	—	—
Diluted weighted average shares outstanding	13,936	15,726

Net income per share
Basic	$3.32	$1.61
Diluted	$3.32	$1.58

There were 880,097 stock options outstanding at December 31, 2023 and 2022 respectively that were not included in the computation of diluted earnings per share as their effect would have been anti-dilutive.

Stockholders’ Equity:

The authorized capital stock of the Company under its federal charter consists of 75,000,000 shares of common stock, par value of $0.01 per share, and 25,000,000 shares of preferred stock, par value of $0.01 per share.  Each share of common stock has the same relative rights as, and is identical in all respects with, each other share of common stock.  At December 31, 2023 and 2022, the Company has issued and outstanding 14,144,856 and 16,049,454 shares of common stock.  The Company has not issued any preferred stock.

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

The Bank is subject to risk-based capital standards by which banks are evaluated in terms of capital adequacy. These regulatory capital requirements are administered by the federal banking agencies. Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital and classification are also subject to qualitative judgments by the regulators. Management believes that, as of December 31, 2023, the Bank meets all capital adequacy requirements to which it is subject.

Prompt corrective action regulations provide five classifications: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At year-end 2023 and 2022, the most recent regulatory notifications categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

In addition, a capital conservation buffer of 2.50% is applicable to all capital ratios except for the Tier 1 Leverage ratio. The capital conservation buffer is equal to the lowest value of the three applicable capital ratios less the regulatory minimum (“adequately capitalized”) for each respective capital measurement. Compliance with the capital conservation buffer is required to avoid limitations on certain capital distributions, especially dividends. The Bank is required to maintain a capital conservation buffer of 2.50% at December 31, 2023 and 2022. The Bank met all capital adequacy requirements to which it was subject as of December 31, 2023 and 2022.

Northeast Community Bancorp, Inc.

Notes to Consolidated Financial Statements

Actual and required capital amounts and ratios as of December 31, 2023 and 2022, are presented below:

			Regulatory Capital Requirements
			Minimum Capital					For Classification as
	Actual		Adequacy (1)					Well-Capitalized
	Amount	Ratio	Amount				Ratio	Amount				Ratio

	(Dollars in Thousands)
As of December 31, 2023:
Total capital (to risk-weighted assets)	$255,252	13.43%	$	≥	152,097	≥	8.00%	$	≥	190,121	≥	10.00%
Tier 1 capital (to risk-weighted assets)	249,013	13.10		≥	114,072	≥	6.00		≥	152,097	≥	8.00
Common equity tier 1 capital (to risk-weighted assets)	249,013	13.10		≥	85,554	≥	4.50		≥	123,579	≥	6.50
Core (Tier 1) capital (to adjusted total assets)	249,013	14.43		≥	69,007	≥	4.00		≥	86,259	≥	5.00
As of December 31, 2022:
Total capital (to risk-weighted assets)	$222,728	13.66%	$	≥	130,429	≥	8.00%	$	≥	163,036	≥	10.00%
Tier 1 capital (to risk-weighted assets)	217,283	13.33		≥	97,822	≥	6.00		≥	130,429	≥	8.00
Common equity tier 1 capital (to risk-weighted assets)	217,283	13.33		≥	73,366	≥	4.50		≥	105,973	≥	6.50
Core (Tier 1) capital (to adjusted total assets)	217,283	16.50		≥	52,687	≥	4.00		≥	65,858	≥	5.00

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

	December 31,
	2023	2022

	(In Thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$125,885	$164,903
Construction loans in process	481,277	637,427
Stand-by letters of credit	9,508	12,451
Commitments to fund unused lines of credit:
Commercial and industrial lines	102,903	133,794
Consumer lines	67	86
	$719,640	$948,661

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

.

Northeast Community Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 4 – Equity Securities

The following table is the schedule of Equity Securities at December 31, 2023 and 2022.

	December 31,
	2023	2022

	(In Thousands)
Equity Securities, at Fair Value	$18,102	$18,041

The following is a summary of realized and unrealized losses recognized in net income on equity securities during the year ended December 31, 2023 and 2022:

	December 31,
	2023	2022

	(In Thousands)

Net unrealized gain (loss) recognized on equity securities during the period	$61	$(1,902)
Capital gain realized on equity securities during the period	233	329
Net losses realized on the sale of equity securities during the period	—	—
Realized and unrealized net gain (loss) recognized on equity securities held at the reporting date	$294	$(1,573)

Note 5 – Securities Available-for-Sale

The Company’s portfolio of securities available-for-sale was zero at December 31, 2023. The following table summarized the portfolio at December 31, 2022:

	December 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In Thousands)
Mortgage-backed securities – residential:
Federal Home Loan Mortgage Corporation	$1	$—	$—	$1
	$1	$—	$—	$1

There were no sales of securities available-for-sale during the years ended December 31, 2023 and 2022. The Company had no unrealized loss on securities available-for-sale at December 31, 2023 and 2022.

Northeast Community Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 6 – Securities Held-to-Maturity

The following table summarized the Company’s portfolio of securities held-to-maturity at December 31, 2023 and 2022.  No securities held-to-maturity were pledged to secure borrowings.

	December 31, 2023
		Gross	Gross		Allowance
	Amortized	Unrealized	Unrealized	Fair	for
	Cost	Gains	Losses	Value	Credit Loss

	(In Thousands)
Mortgage-backed securities – residential:
Government National Mortgage Association	$452	$—	$7	$445	$—
Federal Home Loan Mortgage Corporation	868	—	114	754	—
Federal National Mortgage Association	1,985	—	198	1,787	—
Collateralized mortgage obligations – GSE	2,889	—	580	2,309	—
Total mortgage-backed securities	6,194	—	899	5,295	—
Municipal Bonds	9,802	—	1,971	7,831	136
	$15,996	$—	$2,870	$13,126	$136

	December 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In Thousands)
Mortgage-backed securities – residential:
Government National Mortgage Association	$523	$—	$18	$505
Federal Home Loan Mortgage Corporation	961	—	129	832
Federal National Mortgage Association	2,308	—	250	2,058
Collateralized mortgage obligations – GSE	3,043	—	506	2,537
Total mortgage-backed securities	6,835	—	903	5,932
Municipal Bonds	9,546	—	2,524	7,022
U.S. Treasury securities	10,014	—	103	9,911
	$26,395	$—	$3,530	$22,865

Contractual final maturities of mortgage-backed securities and municipal bonds were as follows at December 31, 2023:

	December 31, 2023
	Amortized	Fair
	Cost	Value

	(In Thousands)
Due within one year	$712	$639
Due after one but within five years	2,024	1,733
Due after five but within ten years	2,872	2,666
Due after ten years	10,388	8,088
	$15,996	$13,126

The maturities shown above are based upon contractual final maturity.  Actual maturities will differ from contractual maturities due to scheduled monthly repayments and due to the underlying borrowers having the right to prepay their obligations.

Northeast Community Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 6 – Securities Held-to-Maturity (continued)

The following table presents the activity in the allowance for credit losses for debt securities held-to-maturity:

Municipal
Bonds
Balance – December 31, 2022	$-
Impact of adopting ASC 326	132
Provision for credit loss	4
Balance - December 31, 2023	$136

The age of unrealized losses and the fair value of related securities held-to-maturity were as follows:

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

	(In Thousands)
December 31, 2023:
Mortgage-backed securities - residential:
Government National Mortgage Association	$—	$—	$445	$7	$445	$7
Federal Home Loan Mortgage Corporation	—	—	754	114	754	114
Federal National Mortgage Association	—	—	1,787	198	1,787	198
Collateralized mortgage obligations – GSE	—	—	2,309	580	2,309	580
Total mortgage-backed securities	$—	$—	$5,295	$899	$5,295	$899

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

	(In Thousands)
December 31, 2022:
Mortgage-backed securities - residential:
Government National Mortgage Association	$505	$18	$—	$—	$505	$18
Federal Home Loan Mortgage Corporation	—	—	824	129	824	129
Federal National Mortgage Association	478	33	1,580	217	2,058	250
Collateralized mortgage obligations – GSE	1,777	344	759	162	2,536	506
Total mortgage-backed securities	2,760	395	3,163	508	5,923	903
Municipal Bonds	444	39	6,579	2,485	7,023	2,524
U.S. Treasury securities	9,911	103	—	—	9,911	103
	$13,115	$537	$9,742	$2,993	$22,857	$3,530

Northeast Community Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 6 – Securities Held-to-Maturity (continued)

At December 31, 2023, twenty-seven mortgage-backed securities and eight municipal bonds had unrealized loss due to interest rate volatility. Management concluded that the unrealized loss reflected above was related primarily to market interest rates volatility, and not related to the underlying credit quality of the issuers of the securities. Additionally, the Company has the ability and intent to hold the securities for the time necessary to recover the amortized cost. At December 31, 2022, there were thirty-five mortgage-backed securities, six municipal bonds and two U.S. Treasury notes with unrealized loss.

Note 7 - Loans Receivable and the Allowance for Credit Losses

The composition of loans were as follows at December 31:

	December 31,
	2023	2022

	(In Thousands)
Residential real estate:
One-to-four family	$5,252	$5,467
Multi-family	198,927	123,385
Mixed-use	29,643	21,902
Total residential real estate	233,822	150,754
Non-residential real estate	21,130	25,324
Construction	1,219,413	930,628
Commercial and industrial	111,116	110,069
Consumer	1,240	546
Total Loans	1,586,721	1,217,321
Deferred loan costs, net	176	372
Allowance for credit losses	(5,093)	(5,474)
	$1,581,804	$1,212,219

Loans serviced for the benefit of others totaled approximately $40,729,000 and $22,350,000 at December 31, 2023 and 2022, respectively.  The value of mortgage servicing rights was not material at December 31, 2023 and 2022.

The Company sold loan participations totaling $19.2 million and $11.5 million in 2023 and 2022. During the year ended December 31, 2023, the Company sold three loans with the same borrower totaling $10.4 million with a charge-off of $159,000 recognized on the sale. During the year ended December 31, 2022, the Company sold one loan totaling $1,578,000, net of interest reserve of $63,000, with a charge-off of $391,000 recognized on the sale.

Northeast Community Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 7 - Loans Receivable and the Allowance for Credit Losses (continued)

The following tables summarize the allocation of the allowance for credit losses based upon the calculation methodology described in Note 1, and loans receivable by loan class and credit loss method at December 31, 2023 and 2022:

At December 31, 2023:

		Non-		Commercial
	Residential	residential		and
	Real Estate	Real Estate	Construction	Industrial	Consumer	Unallocated	Total

	(In Thousands)
Allowance for credit losses:
Ending balance	$2,433	$126	$1,914	$472	$148	$—	$5,093
Ending balance: individually evaluated for credit loss	$—	$—	$—	$—	$—	$—	$—
Ending balance: collectively evaluated for credit loss	$2,433	$126	$1,914	$472	$148	$—	$5,093
Loans receivable:
Ending balance	$233,822	$21,130	$1,219,413	$111,116	$1,240	$—	$1,586,721
Ending balance: individually evaluated for credit loss	$—	$—	$4,385	$—	$—	$—	$4,385
Ending balance: collectively evaluated for credit loss	$233,822	$21,130	$1,215,028	$111,116	$1,240	$—	$1,582,336

At  December 31, 2022:

		Non-		Commercial
	Residential	residential		and
	Real Estate	Real Estate	Construction	Industrial	Consumer	Unallocated	Total

	(In Thousands)
Allowance for loan losses:
Ending balance	$528	$131	$3,835	$955	$18	$7	$5,474
Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Ending balance: collectively evaluated for impairment	$528	$131	$3,835	$955	$18	$7	$5,474
Loans receivable:
Ending balance	$150,754	$25,324	$930,628	$110,069	$546	$—	$1,217,321
Ending balance: individually evaluated for impairment	$855	$—	$—	$—	$—	$—	$855
Ending balance: collectively evaluated for impairment	$149,899	$25,324	$930,628	$118,378	$546	$—	$1,216,466

Northeast Community Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 7 - Loans Receivable and the Allowance for Credit Losses (continued)

The activity in the allowance for credit loss by loan class for the years ended December 31, 2023 and 2022 was as follows:

		Non-		Commercial
	Residential	residential		and
	Real Estate	Real Estate	Construction	Industrial	Consumer	Unallocated	Total

	(In Thousands)
Allowance for credit losses:
Balance - December 31, 2022	$528	$131	$3,835	$955	$18	$7	$5,474
Impact of adopting ASC 326	895	7	(2,086)	(437)	44	(7)	(1,584)
Charge-offs	—	—	(159)	—	(154)	—	(313)
Recoveries	—	—	—	—	—	—	—
Provision (Benefit)	1,010	(12)	324	(46)	240	—	1,516
Balance - December 31, 2023	$2,433	$126	$1,914	$472	$148	$—	$5,093

		Non-		Commercial
	Residential	residential		and
	Real Estate	Real Estate	Construction	Industrial	Consumer	Unallocated	Total

	(In Thousands)
Allowance for loan losses:
Balance - December 31, 2021	$571	$381	$3,143	$973	$10	$164	$5,242
Charge-offs	(86)	—	(328)	—	(35)	—	(449)
Recoveries	189	53	—	—	—	—	242
Provision (Benefit)	(146)	(303)	1,020	(18)	43	(157)	439
Balance - December 31, 2022	$528	$131	$3,835	$955	$18	$7	$5,474

During the year ended December 31, 2023, the provision expenses recorded for construction loans were primarily attributed to the increased loan balances. The provision expenses recorded for residential loans was primarily due to increased loan balances and increased average contractual terms of the loans. The provision expenses recorded for consumer loans was primarily due to increased deposit account overdraft balance and increased credit risk.

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

Note 7 - Loans Receivable and the Allowance for Credit Losses (continued)

The following table shows our recorded investment, unpaid principal balance and allocated allowance for credit losses for loans that were considered nonperforming and impaired as of and for the periods presented:

As of and for the Year Ended December 31, 2023:

	Recorded	Unpaid Principal	Related	Average Recorded	Interest Income
2023 - Individually evaluated	Investment	Balance	Allowance	Investment	Recognized

(In Thousands)
With no related allowance recorded:
Residential real estate	$—	$—	$—	$—	$—
Non-residential real estate	—	—	—	—	—
Construction	4,385	4,353	—	5,930	—
Commercial and industrial	—	—	—	—	—
	4,385	4,353	—	5,930	—
With an allowance recorded	—	—	—	—	—

Total:
Residential real estate	—	—	—	—	—
Non-residential real estate	—	—	—	—	—
Construction	4,385	4,353	—	5,930	—
Commercial and industrial	—	—	—	—	—
	$4,385	$4,353	$—	$5,930	$—

As of and for the Year Ended December 31, 2022:

	Recorded	Unpaid Principal	Related	Average Recorded	Interest Income
2022 - Impaired	Investment	Balance	Allowance	Investment	Recognized

	(In Thousands)
With no related allowance recorded:
Residential real estate	$855	$769	$—	$863	$43
Non-residential real estate	—	—	—	385	14
Construction	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
	855	769	—	1,248	57
With an allowance recorded	—	—	—	—	—

Total:
Residential real estate	855	769	—	863	43
Non-residential real estate	—	—	—	385	14
Construction	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
	$855	$769	$—	$1,248	$57

Northeast Community Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 7 - Loans Receivable and the Allowance for Credit Losses (continued)

The Company has two individually evaluated loans, totaling $4.4 million, which were collateral-dependent construction loans, secured by multi-family real estate, at December 31, 2023. The two loans are secured by the same project located in the Bronx, New York, and are currently placed on non-accrual status. There was no interest income recognized from non-accrual loans as of December 31, 2023 and 2022. There were no non-accrual loans at December 31, 2022.

The following tables provide information about delinquencies in our loan portfolio at the dates indicated.

Age Analysis of Past Due Loans as of December 31, 2023:

							Recorded
							Investment >
	30 – 59 Days	60 – 89 Days	Greater Than	Total Past		Total Loans	90 Days and
	Past Due	Past Due	90 Days	Due	Current	Receivable	Accruing

	(In Thousands)
Residential real estate:
One- to four-family	$—	$—	$—	$—	$5,252	$5,252	$—
Multi-family	—	—	—	—	198,927	198,927	—
Mixed-use	—	—	—	—	29,643	29,643	—
Non-residential real estate	—	—	—	—	21,130	21,130	—
Construction loans	2,319	—	4,385	6,704	1,212,709	1,219,413	—
Commercial and industrial loans	—	—	—	—	111,116	111,116	—
Consumer	1	—	—	1	1,239	1,240	—
	$2,320	$—	$4,385	$6,705	$1,580,016	$1,586,721	$—

Age Analysis of Past Due Loans as of December 31, 2022:

							Recorded
							Investment
	30 – 59 Days	60 – 89 Days	Greater Than	Total Past		Total Loans	> 90 Days and
	Past Due	Past Due	90 Days	Due	Current	Receivable	Accruing

	(In Thousands)
Residential real estate:
One- to four-family	$—	$—	$—	$—	$5,467	$5,467	$—
Multi-family	—	946	—	946	122,439	123,385	—
Mixed-use	—	—	—	—	21,902	21,902	—
Non-residential real estate	—	—	—	—	25,324	25,324	—
Construction loans	—	—	—	—	930,628	930,628	—
Commercial and industrial loans	—	—	—	—	110,069	110,069	—
Consumer	—	—	—	—	546	546	—
	$—	$946	$—	$946	$1,216,375	$1,217,321	$—

Northeast Community Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 7 - Loans Receivable and the Allowance for Credit Losses (continued)

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

Northeast Community Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 7 - Loans Receivable and the Allowance for Credit Losses (continued)

The following table presents the risk category of loans at December 31, 2023 by loan segment and vintage year:

								Revolving	Revolving
	Term Loans Amortized Costs Basis by Origination Year							Loans	Loans
								Amortized	Converted
December 31, 2023	2023	2022	2021	2020	2019		Prior	Cost Basis	to Term	Total
Residential real estate
Risk Rating
Pass	$81,379	$71,932	$24,504	$10,696	$1,326		$43,070	$-	$-	$232,907
Special Mention	-	-	-	915	-		-	-	-	915
Substandard	-	-	-	-	-		-	-	-	-
Doubtful	-	-	-	-	-		-	-	-	-
Total	$81,379	$71,932	$24,504	$11,611	$1,326		$43,070	$-	$-	$233,822
Residential real estate
Current period gross charge-offs	$-	$-	$-	$-	$-		$-	$-	$-	$-

Non-residential real estate
Risk Rating
Pass	$1,602	$251	$1,841	$995	$379		$16,062	$-	$-	$21,130
Special Mention	-	-	-	-	-		-	-	-	-
Substandard	-	-	-	-	-		-	-	-	-
Doubtful	-	-	-	-	-		-	-	-	-
Total	$1,602	$251	$1,841	$995	$379		$16,062	$-	$-	$21,130
Non-residential real estate
Current period gross charge-offs	$-	$-	$-	$-	$-		$-	$-	$-	$-

Construction
Risk Rating
Pass	$376,763	$501,012	$216,901	$55,865	$25,150		$39,337	$-	$-	$1,215,028
Special Mention	-	-	-	-	-		-	-	-	-
Substandard	-	-	-	4,385	-		-	-	-	4,385
Doubtful	-	-	-	-	-		-	-	-	-
Total	$376,763	$501,012	$216,901	$60,250	$25,150		$39,337	$-	$-	$1,219,413
Construction
Current period gross charge-offs	$-	$-	$-	$-	$-		$159	$-	$-	$159

Commercial and industrial
Risk Rating
Pass	$5,057	$8,329	$436	$435	$308		$2,195	$91,301	$3,055	$111,116
Special Mention	-	-	-	-	-		-	-	-	-
Substandard	-	-	-	-	-		-	-	-	-
Doubtful	-	-	-	-	-		-	-	-	-
Total	$5,057	$8,329	$436	$435	$308		$2,195	$91,301	$3,055	$111,116
Commercial and industrial
Current period gross charge-offs	$-	$-	$-	$-	$-		$-	$-	$-	$-

Consumer
Risk Rating
Pass	$1,229	$-	$-	$-	$-	$		$11	$-	$1,240
Special Mention	-	-	-	-	-		-	-	-	-
Substandard	-	-	-	-	-		-	-	-	-
Doubtful	-	-	-	-	-		-	-	-	-
Total	$1,229	$-	$-	$-	$-		$-	$11	$-	$1,240
Consumer
Current period gross charge-offs	$154	$-	$-	$-	$-		$-	$-	$-	$154

Total
Risk Rating
Pass	$466,030	$581,524	$243,682	$67,991	$27,163		$100,664	$91,312	$3,055	$1,581,421
Special Mention	-	-	-	915	-		-	-	-	915
Substandard	-	-	-	4,385	-		-	-	-	4,385
Doubtful	-	-	-	-	-		-	-	-	-
Total	$466,030	$581,524	$243,682	$73,291	$27,163		$100,664	$91,312	$3,055	$1,586,721
Total
Current period gross charge-offs	$154	$-	$-	$-	$-		$159	$-	$-	$313

Northeast Community Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 7 - Loans Receivable and the Allowance for Credit Losses (continued)

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

There were no loans modified to borrowers experiencing financial difficulty during the years ended December 31, 2023 and 2022.

Allowance for Credit Losses on Off-Balance Sheet Commitments:

The following table presents the activity in the allowance for credit losses related to off-balance sheet commitments, that is included in Accounts Payable and Accrued Expenses on the consolidated statement of financial condition, for the year ended December 31, 2023:

Allowance for
Credit Loss
Balance – December 31, 2022	$-
Impact of adopting ASC 326	1,586
Provision for credit loss	(548)
Balance – December 31, 2023	$1,038

Northeast Community Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 8 - Premises and Equipment, Net

	December 31,	December 31,
	2023	2022

	(In Thousands)
Land	$6,652	$6,652
Buildings and improvements	22,912	22,647
Leasehold improvements	1,805	1,741
Furnishings and equipment	8,051	7,880
	39,420	38,920
Accumulated depreciation and amortization	(13,968)	(12,857)
	$25,452	$26,063

Depreciation expense on premises and equipment for the fiscal years ended December 31, 2023 and 2022 totaled $1.2 million and $1.2 million, respectively.

Note 9 - Accrued Interest Receivable, Net

	December 31,	December 31,
	2023	2022

	(In Thousands)
Loans receivable	$12,273	$8,532
Securities	38	65
	$12,311	$8,597

Note 10 - Goodwill and Intangible Assets

Goodwill and intangible assets at December 31 are summarized as follows:

	December 31,	December 31,
	2023	2022

	(In Thousands)
Goodwill	$—	$1,310
Accumulative goodwill impairment	—	(1,110)
Goodwill, net of charge-off	$—	$200

As of December 31, 2023, the goodwill was eliminated along with the sale of Harbor West Wealth Management Group to a third party in December 2023. The sale resulted in a total of $138,000 loss recognized on the consolidated statement of income. The Company identified $451,000 in goodwill impairment during the year ended December 31, 2022.

Note 11 - Real Estate Owned (“REO”)

The Company owned one foreclosed property valued at approximately $1,456,000 at December 31, 2023 and 2022, respectively, consisting of an office building located in Pennsylvania.  The property was acquired through foreclosure in December 2014.

Further declines in real estate values may result in impairment charges in the future. Routine holding costs are charged to expense as incurred and improvements to real estate owned that enhance the value of the real estate are capitalized.  REO expense recorded in the consolidated statements of income, including loss on sales and write-downs, amounted to $93,000 and $623,000 during the years ended December 31, 2023 and 2022.

Northeast Community Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 12– Property Held For Investment

Property held for investment at December 31 are summarized as follows:

	December 31,	December 31,
	2023	2022

	(In Thousands)
Land	$500	$500
Buildings and improvements	1,442	1,442
	1,942	1,942
Accumulated depreciation and amortization	(535)	(498)
	$1,407	$1,444

The Company owned one property at December 31, 2023 and 2022 consisting of a former branch office located in Plymouth, Massachusetts. The property is currently leased to a car rental company to generate current income for the Company.

Note 13 – Deposits

Total deposits at December 31, 2023 and 2022 and the weighted average rate of deposits are as follows:

	December 31,
	2023		2022
		Weighted Average		Weighted Average
	Amount	Interest Rate	Amount	Interest Rate

	(Dollars in Thousands)
Demand deposits:
Non-interest bearing	$300,184	—%	$376,302	—%
NOW and money market	144,807	3.07%	88,122	0.95%
Total	444,991	1.00%	464,424	0.18%
Savings accounts	192,594	2.71%	273,839	2.68%
Certificates of deposit maturing in:
One year or less	596,091	4.83%	258,873	3.11%
After one to two years	81,118	3.24%	76,180	2.78%
After two to three years	1,462	0.72%	34,204	0.61%
After three to four years	12,371	1.31%	1,318	0.75%
After four years	71,409	5.03%	13,117	1.28%
Total	762,451	4.62%	383,692	2.75%
	$1,400,036	3.20%	$1,121,955	1.67%

As of December 31, 2023 and 2022, certificates of deposits equal to or in excess of $250,000 totaled approximately $178,112,000 and $205,845,000, respectively.  At December 31, 2023 and 2022, the demand deposit overdrafts totaled $1,229,000 and $517,000. Overdraft deposits are reclassified as consumer loans and are included in the total loans on the Consolidated Statements of Financial Condition.

The aggregate amount of brokered deposits was $311.2 million and $114.2 million as of December 31, 2023 and 2022, respectively.  At December 31, 2023 and 2022, the Company also had $13.0 million and $10.9 million, respectively, in Insured Cash Sweep (“ICS”) reciprocal money market deposits, which are no longer considered fully-insured brokered deposits as defined in the FDIC call report instructions.

Northeast Community Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 13 – Deposits (continued)

The ICS money market deposits were obtained from seven retail depositors and then transferred into the ICS Network in order to obtain full FDIC insurance coverage for our customers.  These types of deposits are known in the ICS Network as reciprocal deposits, which the Company considers as core deposits and not brokered deposits.

Interest expense on deposits consists of the following:

	Years Ended December 31,
	2023	2022

	(In Thousands)
Demand deposits	$2,459	$918
Savings accounts	6,777	2,688
Certificates of deposit	24,945	3,938
	$34,181	$7,544

Note 14 – Borrowings

Our borrowings include Federal Home Loan Bank of New York (“FHLB”) advances and short-term borrowings from the Discount Window at the Federal Reserve Bank of New York (“FRBNY”).

FHLB advances are summarized as follows at December 31:

	December 31,
	2023		2022
		Weighted Average		Weighted Average
	Amount	Interest Rate	Amount	Interest Rate

	(Dollars in Thousands)
Advances maturing in:
One year or less	$7,000	2.86%	$7,000	2.83%
After one to three years	—	—%	7,000	2.86%
After three to four years	—	—%	—	—%
After five years (due 2030)	7,000	1.61%	7,000	1.61%
	$14,000	2.24%	$21,000	2.43%

At December 31, 2023, none of the above advances were subject to early call or redemption features.  All advances had fixed interest rates and the term of the advance ranges between 2 and 10 years.  At December 31, 2023, the advances were secured by a pledge of the Company’s investment in the capital stock of the FHLB and a blanket assignment of the Company’s otherwise unpledged qualifying mortgage loans. At December 31, 2023, these unpledged qualifying mortgage loans were not pledged to any company other than the FHLB.  At December 31, 2023, the Company had the ability to borrow $29.7 million, net of $14.0 million in outstanding advances, from the FHLB and $8.0 million from ACBB.

On August 30, 2023, the FRBNY approved the Company’s eligibility to pledge loans under the Borrower-in-Custody program of the FRBNY thereby allowing the Company to borrow from the Discount Window at the FRBNY.  As of December 31, 2023, the borrowing from FRBNY was $50.0 million, bearing an interest rate of 5.5% and matures on March 20, 2024. The Company had an available borrowing limit of $865.1 million from the FRBNY as of December 31, 2023.

Northeast Community Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 15 - Income Taxes

The Bank qualifies as a savings institution under the provisions of the Internal Revenue Code and was, therefore, prior to January 1, 1996, permitted to deduct from taxable income an allowance for bad debts based upon eight percent of taxable income before such deduction, less certain adjustments.  Retained earnings at December 31, 2023 and 2022, include approximately $4.1 million of such bad debt deductions which, in accordance with U.S. GAAP is considered a permanent difference between the book and income tax basis of loans receivable, and for which deferred income taxes have not been provided.  If such amount is used for purposes other than for bad debt losses, including distributions in liquidation, it will be subject to income tax at the then current rate.

The components of provision for income taxes are summarized as follows:

	Years Ended December 31,
	2023	2022

	(In Thousands)
Current tax expense	$18,832	$10,894
Deferred tax expense	(367)	(1,308)
	$18,465	$9,586

The following table presents a reconciliation between the reported income taxes and the income taxes, which would be computed by applying the existing federal income tax rate of 21% for 2023 and 2022 to income before taxes:

	Years Ended December 31,
	2023	2022

	(Dollars In Thousands)
Federal income tax at statutory rates	$13,596	$7,230
State and city tax, net of federal income tax effect	4,851	2,321
Non-taxable income on bank owned life insurance	(213)	(127)
Other	231	162
	$18,465	$9,586
Effective Income Tax Rate	28.5%	27.8%

The tax effects of significant items comprising the net deferred tax asset are as follows:

	December 31,
	2023	2022

	(In Thousands)
Deferred tax assets:
Allowance for credit losses	$1,313	$1,411
State net operating loss carryforwards	24	150
Benefit plans	2,335	2,063
Accumulated other comprehensive loss – DRP	35	—
Other	653	273
Total Deferred Tax Assets	4,360	3,897
Deferred tax liability:
Depreciation	497	418
Goodwill	—	52
Accumulated other comprehensive gain – DRP	—	42
Total Deferred Tax Liabilities	497	512
Net Deferred Tax Assets Included in Other Assets	$3,863	$3,385

Northeast Community Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 15 - Income Taxes (continued)

The Company has state net operating loss (NOL) carryforwards totaling approximately $500,000 at December 31, 2023 that are available to be carried forward to future years.  These NOL carryforwards will start to expire beginning in 2035 if not fully utilized.

At December 31, 2023, the Company had no valuation allowance because the Company determined there will be enough future New York State taxable income to utilize the New York State deferred tax assets.

Note 16 - Other Non-Interest Expenses

The following is an analysis of other non-interest expenses:

	Years Ended December 31,
	2023	2022

	(In Thousands)
Other	$4,043	$2,827
Service contracts	1,424	1,092
Consulting expense	780	950
Telephone	673	611
Directors compensation	892	676
Audit and accounting	497	566
Insurance	395	372
Director, officer, and employee expense	252	258
Legal fees	617	765
Office supplies and stationary	167	137
Recruiting expense	30	93
	$9,770	$8,347

Northeast Community Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 17 - Benefits Plans

Outside Director Retirement Plan (“DRP”)

The DRP is an unfunded non-contributory defined benefit pension plan covering all non-employee directors meeting eligibility requirements as specified in the plan document.  The following table sets forth the funded status of the DRP and components of net pension periodic expense measured as of December 31:

	Years Ended December 31,
	2023	2022

	(Dollars In Thousands)
Projected benefit obligation – beginning	$1,808	$2,087
Service cost	94	97
Interest cost	85	81
Actuarial gain	(116)	(353)
Benefits Paid	(104)	(104)
Projected benefit obligation – ending	$1,767	$1,808
Funded status – accrued liability included in accounts payable and accrued expenses	$1,767	$1,808
Accumulated benefit obligation	$1,675	$1,712
Discount rate	5.21%	4.83%
Rate of increase in future compensation levels	2.00%	2.00%

	Years Ended December 31,
	2023	2022

	(Dollars In Thousands)
Net periodic pension expense:
Service cost	$94	$97
Interest cost	85	81
Actuarial (gain) loss amortized	(32)	27
Total net periodic pension expense included in other non-interest expenses	$147	$205
Discount rate	5.21%	4.83%
Rate of increase in future compensation levels	2.00%	2.00%

Benefit payments, which reflect expected future service as appropriate, are expected to be paid for the years ending December 31 as follows (in thousands):

2024	$104
2025	190
2026	204
2027	230
2028	230
2029 to 2033	957

At December 31, 2023 and 2022, unrecognized net gain of $116,000 and $353,000, respectively, were included in accumulated other comprehensive income.

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

During the years ended December 31, 2023 and 2022, expenses of $143,000 and $239,000, respectively, were recorded for this plan and are reflected in the Consolidated Statements of Income under Salaries and Employee Benefits.  At December 31, 2023 and 2022, a liability for this plan of $4,160,000 and $4,017,000, respectively, is included in the Consolidated Statements of Financial Condition under Accounts Payable and Accrued Expenses.

401(k) Plan

The Company maintains a 401(k) plan for all eligible employees.  Participants are permitted to contribute from 1% to 15% or 60% of their annual compensation up to the maximum permitted under the Internal Revenue Code.  The Company provided no matching contribution in 2023 and 2022.

Stock-Based Deferral Plan

In June 2021, the Company established a stock-based deferral plan for eligible key executives and members of the Board of Directors of the Company to elect to defer compensation received from the Company for their services and make deemed investments of that deferred compensation in shares of the Company’s common stock. At December 31, 2023 and 2022, the Company did not have any obligations under the plan.

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

Each year, the Bank makes discretionary contributions to the ESOP equal to the principal and interest payment required on the loan from the Company. The ESOP may further pay down the principal balance of the loans by using dividends paid, if any, on the shares of Company common stock it owns. The balance remaining on the first ESOP loan was $919,000 and $1,327,000 at December 31, 2023 and 2022. The balance remaining on the second ESOP loan was $6,417,000 and $6,850,000 at December 31, 2023 and 2022.

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

Employee Stock Ownership Plan (“ESOP”)(continued)

established in 2022 are committed to be released respectively. Compensation expense is recorded equal to the shares committed to be released multiplied by the average closing price of the Company’s stock during that month.  ESOP expense during the years ended December 31, 2023 and 2022, totaled approximately $1,314,000 and $1,075,000, respectively.  Dividends on unallocated shares, which totaled approximately $188,000 and $365,000 during 2023 and 2022, respectively, are recorded as a reduction of the ESOP loan.  Dividends on allocated shares, which totaled approximately $167,000 and $255,000 during 2023 and 2022, respectively, are charged to retained earnings.

ESOP shares are summarized as follows:

	December 31,
	2023	2022
Allocated shares	694,842	607,922
Shares committed to be released	86,920	86,920
Unearned shares	695,647	782,567
Total ESOP Shares	1,477,409	1,477,409
Less allocated shares distributed to former or retired employees	(143,612)	(122,280)
Total ESOP Shares Held by Trustee	1,333,797	1,355,129
Fair value of unearned shares	$12,340,778	$11,675,897

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

The product of the number of shares granted and the grant date market price of the Company’s common stock determine the fair value of restricted stock under the Company’s 2022 Equity Incentive plan. Management recognizes compensation expense for the fair value of restricted stock on a straight-line basis over the requisite service period for the entire award.  As of December 31, 2023, there were 132,759 shares available for future awards under this plan, which includes 98,311 shares available for stock options and 34,448 shares available for restricted stock awards.

Northeast Community Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 18 – Stock Based Compensation (continued)

A summary of the Company’s restricted stock activity and related information for the year ended December 31 follows:

	2023
		Weighted
		Average
	Shares	Market Price
Outstanding, Beginning of year	352,037	$13.67
Granted	4,878	16.88
Forfeited	—	—
Vested	70,407	—
Outstanding, end of year	286,508	$13.72

	2022
		Weighted
		Average
	Shares	Market Price
Outstanding, Beginning of year	—	$—
Granted	352,037	13.67
Forfeited	—	—
Vested	—	—
Outstanding, end of year	352,037	$13.67

Compensation expense related to restricted stock was $968,000 and $116,000 for the years ended December 31, 2023 and 2022. At December 31, 2023 and 2022, the total compensation cost related to non-vested awards that has not yet been recognized was $3.8 million and $4.7 million, which is expected to be recognized over the next 5 years.

Northeast Community Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 18 – Stock Based Compensation (continued)

A summary of the Company’s stock option activity and related information for the years ended December 31 follows:

	2023
		Weighted
		Average
	Options	Exercise Price
Outstanding, Beginning of year	880,097	$13.67
Granted	—	—
Forfeited	—	—
Exercised	—	—
Outstanding, end of year	880,097	$13.67
Exercisable at end of year	176,019	13.67

	2022
		Weighted
		Average
	Options	Exercise Price
Outstanding, Beginning of year	—	$—
Granted	880,097	13.67
Forfeited	—	—
Exercised	—	—
Outstanding, end of year	880,097	$13.67
Exercisable at end of year	—	—
Weighted average fair value
of options granted in current year		$4.36

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

Pricing Model Assumption Ranges	2022
Risk-free interest rate	3.87 - 3.97%
Expected volatility	28.79 - 28.94%
Expected dividend yield	1.70 - 1.94%
Expected life	7.50

The Compensation cost related to stock options is recognized based on the fair value of the stock options at the grant date on a straight line basis over the vesting period. Compensation expense related to stock options was $768,000 and $92,000 for the years ended December 31, 2023 and 2022.  At December 31, 2023, unrecognized compensation cost related to stock option awards was $3.0 million, which is expected to be recognized over the next 5 years.

Northeast Community Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 19 - Leases

The Company has operating leases and finance leases all comprised of real estate property. The operating leases comprise substantially all of the Company’s obligations in which the Company is the lessee, with remaining lease terms ranging between 1 and 10 years. Most operating lease agreements consist of initial lease terms ranging between 5 and 10 years, with options to renew the leases or extend the term. The finance lease has a remaining lease term of 93 years. The payment structure of all leases is fixed rental payments with lease payments increasing on pre-determined dates at either a predetermined amount or change in the consumer price index.

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

Northeast Community Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 19 – Leases (continued)

The quantitative data relates to the Company’s leases are as follows (in thousands):

	December 31,	December 31,
	2023	2022
Finance Lease Amounts:
ROU asset	$351	$355
Lease liability	$571	$533
Operating Lease Amounts:
ROU assets	$4,566	$2,312
Lease liabilities	$4,625	$2,363
Finance Lease Cost
Amortization of ROU asset	$4	$4
Interest on lease liability	$38	$37
Operating Lease Costs	$566	$567
Cash paid for amounts included in the measurement of lease liabilities
Finance lease	$—	$—
Operating leases	$511	$558
Weighted-average remaining lease term
Finance lease	93 years	94 years
Operating leases	8.58 years	6.19 years
Weighted-average discount rate
Finance lease	9.50%	9.50%
Operating leases	5.18%	1.50%

Maturities of lease liabilities at December 31, 2023 are as follows (in thousands):

	Operating	Finance
	Leases	Lease
Years ended December 31:
2024	$740	$30
2025	738	30
2026	622	31
2027	637	36
2028	595	36
Thereafter	2,475	4,016
Total lease payments	$5,807	$4,179
Interest	(1,182)	(3,608)
Lease liability	$4,625	$571

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

An asset’s or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.  The following table sets forth the Company’s assets that are carried at fair value on a recurring basis and the level that was used to determine their fair value at December 31:

	Quoted Prices in		Significant Other		Significant		Total Carried
	Active Markets for		Observable		Unobservable		at Fair
	Identical Assets		Inputs		Inputs		Value on a
	(Level 1)		(Level 2)		(Level 3)		Recurring Basis
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
Description	2023	2022	2023	2022	2023	2022	2023	2022
Assets:
Marketable equity securities:
Mutual funds	$18,102	$18,041	$—	$—	$—	$—	$18,102	$18,041
Mortgage-backed securities
FHLMC	—	—	—	1	—	—	—	1
Total assets	$18,102	$18,041	$—	$1	$—	$—	$18,102	$18,042

There were no transfers between Level 1 and 2 during the years ended December 31, 2023 and 2022. The Company did not have any liabilities that were carried at fair value on a recurring basis at December 31, 2023 and 2022.

Northeast Community Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 21 – Fair Value Disclosures (continued)

The following table sets forth the Company’s assets that are carried at fair value on a non-recurring basis and the level that was used to determine their fair value, at December 31:

	Quoted Prices in		Significant Other		Significant		Total Carried
	Active Markets for		Observable		Unobservable		at Fair
	Identical Assets		Inputs		Inputs		Value on a
	(Level 1)		(Level 2)		(Level 3)		Non-Recurring Basis
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
Description	2023	2022	2023	2022	2023	2022	2023	2022

	(In Thousands)
Assets:
Collateral dependent loans	$—	$—	$—	$—	$4,385	$855	$4,385	$855
Real estate owned	—	—	—	—	1,456	1,456	1,456	1,456
Total assets	$—	$—	$—	$—	$5,841	$2,311	$5,841	$2,311

The following tables present the qualitative information about non-recurring Level 3 fair value measurements of financial instruments at the periods indicated:

	At December 31, 2023
	Fair	Valuation	Unobservable		Weighted
	Value	Technique	Input	Range	Average

	(In Thousands)
Assets:
Collateral dependent loans	$4,385	Income approach	Capitalization rate	6.00%	6.00%
Real estate owned	1,456	Income approach	Capitalization rate	12.00%	12.00%

	At December 31, 2022
	Fair	Valuation	Unobservable		Weighted
	Value	Technique	Input	Range	Average

	(In Thousands)
Assets:
Impaired loans	$855	Income approach	Capitalization rate	5.60%	5.60%
Real estate owned	1,456	Income approach	Capitalization rate	12.00%	12.00%

The Company did not have any liabilities that were carried at fair value on a non-recurring basis at December 31, 2023 and 2022.

The methods and assumptions used to estimate fair value at December 31, 2023 and 2022 are as follows:

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

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at December 31, 2023 and 2022:

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

Notes to Consolidated Financial Statements

Note 21 - Fair Value Disclosures (continued)

Securities (continued)

The carrying amounts and estimated fair value of our financial instruments are as follows:

			Fair Value at December 31, 2023
			Quoted
			Prices in
			Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
	Carrying		Assets	Inputs	Inputs
(In thousands)	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Cash and cash equivalents	$68,671	$68,671	$68,671	$—	$—
Certificates of deposit	100	100	—	100	—
Marketable equity securities	18,102	18,102	18,102	—	—
Securities held to maturity	15,860	13,126	—	13,126	—
Loans receivable	1,581,804	1,552,219	—	—	1,552,219
Investments in restricted stock	929	929	—	929	—
Accrued interest receivable	12,311	12,311	—	12,311	—
Financial Liabilities
Deposits	1,400,036	1,401,083	—	1,401,083	—
Borrowings	64,000	63,053	—	63,053	—

			Fair Value at December 31, 2022
			Quoted
			Prices in
			Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
	Carrying		Assets	Inputs	Inputs
(In thousands)	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Cash and cash equivalents	$95,308	$95,308	$95,308	$—	$—
Certificates of deposit	100	100	—	100	—
Marketable equity securities	18,041	18,041	18,041	—	—
Securities available for sale	1	1	—	1	—
Securities held to maturity	26,395	22,865	—	22,865	—
Loans receivable	1,212,219	1,191,483	—	—	1,191,483
Investments in restricted stock	1,238	1,238	—	1,238	—
Accrued interest receivable	8,597	8,597	—	8,597	—
Financial Liabilities
Deposits	1,121,955	1,121,107	—	1,121,107	—
FHLB of New York advances	21,000	19,437	—	19,437	—

Northeast Community Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 22 – Related Party Transactions

The Company had no loans to related parties at December 31, 2023 and 2022.  In addition, the Company did not originate any loans to related parties in 2023 and 2022.  Deposits of related parties at the Company totaled $2.1 million and $2.4 million at December 31, 2023 and 2022, respectively.

Kevin P. O’Malley is an attorney with Kevin P. O’Malley, P.C., a law firm that provides construction loan closing services to borrowers of the Company.  During the fiscal year ended December 31, 2023 and 2022, construction loan borrowers of the Company paid $497,000 and $835,000 respectively in legal fees to Mr. O’Malley’s law firm in connection with closing of construction loans.  In addition, in fiscal year 2023 and 2022, the Company paid Mr. O’Malley’s law firm zero and $3,000 for legal services provided on a corporate related matter.

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

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset).  A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer.  The Company’s noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals such as referral fees based month end reports.  Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized.  The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances.  As of December 31, 2023, the Company did not have any significant contract balances.

All of the Company’s revenue from contracts with customers within the scope of ASC 606 is recognized within noninterest income. The following table presents the Company’s sources of noninterest income for the years ended December 31, 2023 and 2022.  Sources of revenue outside the scope of ASC 606 are noted as such:

	December 31,
	2023	2022

	(In Thousands)
Non-interest income:
Deposit-related fees and charges	$55	$67
Loan-related fees and charges(1)	892	1,064
Electronic banking fees and charges	944	863
(Loss) gain on disposition of equipment(1)	(18)	98
Income from bank owned life insurance(1)	1,013	604
Investment advisory fees	458	474
Realized and unrealized gain (loss) on equity securities(1)	294	(1,573)
Miscellaneous(1)	105	86
Total non-interest income	$3,743	$1,683
(1)	Not within the scope of ASC 606.

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

In October 2023, the FASB issued ASU 2023-06, Disclosure Improvement: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative, which incorporates several SEC disclosure requirements into US GAAP and adds interim and annual disclosure requirements to a variety of topics in the Accounting Standards Codification, including those focusing on accounting changes, earnings per share, debt and repurchase agreements. For entities subject to the SEC disclosure requirements and those “required to file or furnish financial statements with or to the SEC in preparation for the sale of or for purposes of issuing securities that are not subject to contractual restrictions on transfer,” the US GAAP requirements will be effective when the removal of the related SEC rule is effective.  Early adoption is not permitted for these entities.  For all other entities, the effective date will be two years later, and early adoption is permitted.  That is, financial statements issued after the effective date of each amendment are required to include on a prospective basis the related disclosure incorporated into US GAAP by this ASU.  However, if the SEC does not act to remove its related requirements by June 30, 2027, any related FASB amendments will be removed from the Codification and will not be effective for any entities.

Northeast Community Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 24 – Recent Accounting Pronouncements (continued)

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, requires the amount of net income taxes paid for federal, state, and foreign taxes, as well as the amount paid to any jurisdiction that net taxes exceed a 5% quantitative threshold.  The amendments will require the disclosure of pre-tax income disaggregated between domestic and foreign, as well as income tax expense disaggregated by federal, state, and foreign.  The amendment also eliminates certain disclosures related to unrecognized tax benefits and certain temporary differences.  This ASU is effective for fiscal years beginning after December 15, 2024.  Early adoption is permitted in any annual period where financial statements have not yet been issued.  The amendments should be applied on a prospective basis but retrospective application is permitted.  The Company does not expect adoption of the standard to have a material impact on its Consolidated Financial Statements.

Note 25 - Subsequent Events

The Company has evaluated subsequent events for potential recognition and/or disclosure through the date these consolidated financial statements were issued.

Note 26 – Parent Company Only Financial Information

The following are the condensed financial statements for Northeast Community Bancorp, Inc. (Parent company only) as of December 31, 2023 and 2022 and for the years then ended.

Condensed Statements of Financial Condition

	December 31,
	2023	2022

	(In Thousand)
Assets
Cash and due from banks	$4,268	$20,334
Investment in subsidiary	254,654	220,706
Loans receivable, net of allowance for credit losses of $45 and $92, respectively(1)	14,121	13,688
ESOP loan receivable	7,336	8,177
Total Assets	$280,379	$262,905
Liabilities and Stockholders’ Equity
Accounts payable and accrued expenses	$1,054	$916
Total Liabilities	1,054	916
Total Stockholders’ Equity	279,325	261,989
Total Liabilities and Stockholders’ Equity	$280,379	$262,905
(1)	Represents participation loans purchased from the Bank

Northeast Community Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 26 – Parent Company Only Financial Information (continued)

Condensed Statements of Income and Comprehensive Income

	Years Ended December 31,
	2023	2022

	(In Thousand)
Interest income – loans	$1,371	$240
Interest income – ESOP loan	333	377
Interest income – interest-earning deposits	179	343
Dividend income from subsidiary	14,000	—
Operating expenses	(2,298)	(956)
Income before Income Tax Expense and Equity in Undistributed Earnings of Subsidiary	13,585	4
Income tax (benefit) expense	(120)	1
Income before Equity in Undistributed Earnings of Subsidiary	13,705	3
Equity in undistributed earnings of subsidiary	32,571	24,840
Net Income	$46,276	$24,843
Comprehensive Income	$46,336	$25,138

Statements of Cash Flow

	Years Ended December 31,
	2023	2022

	(In Thousand)
Cash Flows from Operating Activities
Net income	$46,276	$24,843
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiary	(32,571)	(24,840)
Other, net	2,183	544
Net Cash Provided by Operating Activities	15,888	547
Cash Flows from Investing Activities
Repayment of ESOP loan	841	796
Net increase in loans	(433)	(9,211)
Net Cash Provided (Used in) by Investing Activities	408	(8,415)
Cash Flows from Financing Activities
Cash dividends paid	(3,652)	(6,868)
Stock repurchase	(28,710)	(9,318)
Net Cash Used in Financing Activities	(32,362)	(16,186)
Net Decrease in Cash and Cash Equivalents	(16,066)	(24,054)
Cash and Cash Equivalents – Beginning	20,334	44,388
Cash and Cash Equivalents – Ending	$4,268	$20,334

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHEAST COMMUNITY BANCORP, INC.

Dated:	March 28, 2024	By:	/s/ Kenneth A. Martinek
Kenneth A. Martinek
Chairman and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Kenneth A. Martinek	Chairman and Chief Executive Officer	March 28, 2024
Kenneth A. Martinek	(Principal Executive Officer)

/s/ Jose M. Collazo	President, Chief Operating Officer and Director	March 28, 2024
Jose M. Collazo

/s/ Donald S. Hom	Executive Vice President and Chief Financial Officer	March 28, 2024
Donald S. Hom	(Principal Financial and Accounting Officer)

/s/ Diane B. Cavanaugh	Director	March 28, 2024
Diane B. Cavanaugh

/s/ Charles M. Cirillo	Director	March 28, 2024
Charles M. Cirillo

/s/ Eugene M. Magier	Director	March 28, 2024
Eugene M. Magier

/s/ Charles A. Martinek	Director	March 28, 2024
Charles A. Martinek

/s/ John F. McKenzie	Director	March 28, 2024
John F. McKenzie

/s/ Kevin P. O’Malley	Director	March 28, 2024
Kevin P. O’Malley

/s/ Kenneth H. Thomas	Director	March 28, 2024
Kenneth H. Thomas

/s/ Linda M. Swan	Director	March 28, 2024
Linda M. Swan