Form 10-Q
period 2024-03-31
NorthEast Community Bancorp, Inc./MD/
filed 2024-05-09
CIK 1847398

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

Large accelerated filer		Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒	Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒

As of May 7, 2024, there were 14,032,696 shares of the registrant’s common stock outstanding.

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

NORTHEAST COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	March 31,	December 31,
	2024	2023

	(In thousands, except share
	and per share amounts)
ASSETS
Cash and amounts due from depository institutions	$9,940	$13,394
Interest-bearing deposits	97,508	55,277
Total cash and cash equivalents	107,448	68,671
Certificates of deposit	100	100
Equity securities	18,020	18,102
Securities held-to-maturity ( net of allowance for credit losses of $133 and $136, fair value of $12,937 and $13,126, respectively )	15,735	15,860
Loans receivable	1,654,626	1,586,721
Deferred loan (fees) costs, net	(52)	176
Allowance for credit losses	(4,927)	(5,093)
Net loans	1,649,647	1,581,804
Premises and equipment, net	25,223	25,452
Investments in restricted stock, at cost	614	929
Bank owned life insurance	25,239	25,082
Accrued interest receivable	12,952	12,311
Real estate owned	1,456	1,456
Property held for investment	1,398	1,407
Right of Use Assets – Operating	4,427	4,566
Right of Use Assets – Financing	350	351
Other assets	4,299	8,044
Total assets	$1,866,908	$1,764,135
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing	$288,589	$300,184
Interest bearing	1,223,413	1,099,852
Total deposits	1,512,002	1,400,036
Advance payments by borrowers for taxes and insurance	2,346	2,020
Borrowings	47,000	64,000
Lease Liability – Operating	4,497	4,625
Lease Liability – Financing	580	571
Accounts payable and accrued expenses	11,559	13,558
Total liabilities	1,577,984	1,484,810

See notes to interim unaudited consolidated financial statements.

NORTHEAST COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (continued)

(Unaudited)

	March 31,	December 31,
	2024	2023

	(In thousands, except share
	and per share amounts)
Stockholders’ equity:
Preferred stock, $0.01 par value; 25,000,000 shares authorized; none issued or outstanding	$—	$—
Common stock, $0.01 par value; 75,000,000 shares authorized; 14,065,796 shares and 14,144,856 shares issued and outstanding, respectively	141	142
Additional paid-in capital	109,267	109,924
Unearned Employee Stock Ownership Plan (“ESOP”) shares	(6,346)	(6,563)
Retained earnings	185,542	175,505
Accumulated other comprehensive income	320	317
Total stockholders’ equity	288,924	279,325
Total liabilities and stockholders’ equity	$1,866,908	$1,764,135

See notes to interim unaudited consolidated financial statements.

NORTHEAST COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2024	2023

	(In thousands, except
	per share amounts)
INTEREST INCOME:
Loans	$36,703	$27,575
Interest-earning deposits	1,200	703
Securities	218	233
Total Interest Income	38,121	28,511
INTEREST EXPENSE:
Deposits	12,394	5,552
Borrowings	731	112
Financing lease	10	9
Total Interest Expense	13,135	5,673
Net Interest Income	24,986	22,838
Provision for (reversal of) credit loss	(165)	1
Net Interest Income after Provision for (Reversal of) Credit Loss	25,151	22,837
NON-INTEREST INCOME:
Other loan fees and service charges	462	607
Earnings on bank owned life insurance	157	150
Investment advisory fees	-	117
Unrealized (loss) gain on equity securities	(82)	225
Other	17	16
Total Non-Interest Income	554	1,115
NON-INTEREST EXPENSES:
Salaries and employee benefits	5,351	4,542
Occupancy expense	707	669
Equipment	253	304
Outside data processing	637	515
Advertising	88	49
Real estate owned expense	11	21
Other	2,634	2,091
Total Non-Interest Expenses	9,681	8,191
INCOME BEFORE PROVISION FOR INCOME TAXES	16,024	15,761
PROVISION FOR INCOME TAXES	4,650	4,517
NET INCOME	$11,374	$11,244

EARNINGS PER COMMON SHARE – BASIC	$0.87	$0.77
EARNINGS PER COMMON SHARE – DILUTED	0.86	0.77
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC	13,118	14,649
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – DILUTED	13,191	14,696

See notes to interim unaudited consolidated financial statements.

NORTHEAST COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2024	2023

	(In thousands)
Net Income	$11,374	$11,244
Other comprehensive income:
Defined benefit pension:
Reclassification adjustments out of accumulated other comprehensive income:
Amortization of actuarial gain	(13)	(8)
Actuarial loss arising during period	18	18
Total	5	10
Income tax effect¹	(2)	(3)
Total other comprehensive income	3	7
Total Comprehensive Income	$11,377	$11,251

¹Amounts are included in provision for income taxes in the consolidated statements of income.

See notes to interim unaudited consolidated financial statements.

NORTHEAST COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Three Months Ended March 31, 2024 and 2023

(Unaudited)

						Accumulated
			Additional			Other
	Number of	Common	Paid- in	Unearned	Retained	Comprehensive
	Shares, net	Stock	Capital	ESOP Shares	Earnings	Income	Total

	(In thousands, except share and per share amounts)

Balance – December 31, 2023	14,144,856	$142	$109,924	$(6,563)	$175,505	$317	$279,325
Net income	—	—	—	—	11,374	—	11,374
Other comprehensive income	—	—	—	—	—	3	3
Cash dividend declared ($0.10 per share)	—	—	—	—	(1,337)	—	(1,337)
Stock repurchases	(80,060)	(1)	(1,250)	—	—	—	(1,251)
Compensation expense related to restricted stock awards	—	—	252	—	—	—	252
Compensation expense related to stock options	—	—	192	—	—	—	192
Stock option exercise	1,000	—	14	—	—	—	14
ESOP shares earned	—	—	135	217	—	—	352
Balance – March 31, 2024	14,065,796	$141	$109,267	$(6,346)	$185,542	$320	$288,924

						Accumulated
			Additional			Other
	Number of	Common	Paid- in	Unearned	Retained	Comprehensive
	Shares, net	Stock	Capital	ESOP Shares	Earnings	Income	Total

	(In thousands, except share and per share amounts)

Balance – December 31, 2022	16,049,454	$161	$136,434	$(7,432)	$132,670	$156	$261,989
Net income	—	—	—	—	11,244	—	11,244
Other comprehensive income	—	—	—	—	—	7	7
Cash dividend declared ($0.06 per share)	—	—	—	—	(875)	—	(875)
Stock repurchases	(723,626)	(8)	(10,514)	—	—	—	(10,522)
Restricted stock award	—	—	—	—	—	—	—
Compensation expense related to restricted stock awards	—	—	241	—	—	—	241
Compensation expense related to stock options	—	—	192	—	—	—	192
Cumulative effect of adoption of ASU 2016-13	—	—	—	—	(99)	—	(99)
ESOP shares earned	—	—	109	217	—	—	326
Balance - March 31, 2023	15,325,828	$153	$126,462	$(7,215)	$142,940	$163	$262,503

See notes to interim unaudited consolidated financial statements.

NORTHEAST COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2024	2023

	(In thousands)
Cash Flows from Operating Activities:
Net income	$11,374	$11,244
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of securities premiums and discounts, net	1	10
(Decrease) increase in provision for (reversal of) credit losses	(165)	1
Depreciation	297	316
Net amortization of deferred loan fees and costs	14	119
Deferred income tax benefit	(97)	(89)
Unrealized loss (gain) recognized on equity securities	82	(225)
Earnings on bank owned life insurance	(157)	(150)
ESOP compensation expense	352	326
Compensation expense related to stock options	192	192
Compensation expense related to restricted stock	252	241
Increase in accrued interest receivable	(641)	(1,322)
Decrease in other assets	3,991	3,543
Decrease in accounts payable - loan closing	(59)	(2,705)
Decrease in accounts payable and accrued expenses	(2,528)	(552)
Net Cash Provided by Operating Activities	12,908	10,949
Cash Flows from Investing Activities:
Net increase in loans	(71,136)	(102,613)
Proceeds from sale of loans	3,424	3,708
Principal repayments on securities available-for-sale	—	1
Principal repayments on securities held-to-maturity	128	142
Redemptions of restricted stock	315	315
Purchases of premises and equipment	(68)	(96)
Net Cash Used in Investing Activities	(67,337)	(98,543)
Cash Flows from Financing Activities:
Net increase in deposits	111,966	86,438
Repayment of FRB borrowings	(10,000)	—
Repayment of FHLB of NY advances	(7,000)	(7,000)
Stock repurchases	(1,251)	(10,522)
Stock option exercised	14	—
Increase in advance payments by borrowers for taxes and insurance	326	1,384
Cash dividends paid	(849)	(969)
Net Cash Provided by Financing Activities	93,206	69,331
Net Increase (Decrease) in Cash and Cash Equivalents	38,777	(18,263)
Cash and Cash Equivalents – Beginning	68,671	95,308
Cash and Cash Equivalents – Ending	$107,448	$77,045

See notes to interim unaudited consolidated financial statements.

NORTHEAST COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

	Three Months Ended March 31,
	2024	2023

	(In thousands)
Supplementary Cash Flows Information:
Income taxes paid	$4,019	$371
Interest paid	$12,866	$5,621
Supplementary Disclosure of Non-Cash Investing and Financing Activities:
Dividends declared and not paid	$1,407	$924

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

The Bank is headquartered in White Plains, New York. The Bank was founded in 1934 and is a community oriented financial institution dedicated to serving the financial services needs of individuals and businesses within its market area. The Bank currently conducts business through its eleven branch offices located in the Bronx, New York, Orange, Rockland, and Sullivan Counties in New York and Essex, Middlesex and Norfolk Counties in Massachusetts and three loan production offices located in White Plains, New York, New City, New York, and Danvers, Massachusetts.

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

The Bank also previously offered investment advisory and financial planning services under the name Harbor West Wealth Management Group, a division of the Bank, through a networking arrangement with a registered broker-dealer and investment advisor. The Bank entered into an agreement to sell all the Bank’s assets relating to Harbor West Wealth Management Group to a third party in December 2023, and the sale closed in January 2024. The Bank no longer offers these services.

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

NECB Financial terminated its license in Connecticut on February 22, 2024 due to the sale of all the Bank’s assets relating to Harbor West Wealth Management Group to a third party in January 2024. This subsidiary is currently inactive.

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

Principal of Consolidations:

The accompanying unaudited consolidated financial statements include the accounts of the Company, the Bank, NECP, NECB Financial, 72 West Eckerson, 166 Route 59 Realty, and 3 Winterton Realty LLC (collectively the “Company”) and have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All significant inter-company accounts and transactions have been eliminated in consolidation. The accounting and reporting policies of the Company and its subsidiaries conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”) and to the rules and regulations of the Securities and Exchange Commission (the “SEC”), including the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. The unaudited consolidated interim financial information should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2023.

In the opinion of the Company, all adjustments (consisting only of normal recurring accruals) that are necessary for a fair presentation of the operating results for the interim periods have been included. The results of operations for periods of less than a year are not necessarily indicative of results for the full year or any other period.

Use of Estimates:

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenue and expenses during the reporting period. Estimates that are particularly susceptible to change in the near term are used in connection with the determination of the allowance for credit losses.

Loan Receivable:

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

Loan Concentration Risk:

The Company’s lending activity is concentrated in construction loans secured by the construction of multi-family properties in Massachusetts and by the construction primarily of multi-family, residential condominium properties, and occasionally non-residential properties located in New York State. As of March 31, 2024 and December 31, 2023, the Company had a majority of construction loans located in New York State, including $680.8 million and $626.0 million in the Bronx, $202.3 million and $198.5 million in the Town of Monroe, $134.6 million and $133.7 million in the Hamlet of Monsey, and $103.8 million and $105.9 million in the Village of Spring Valley. At March 31, 2024, the Company had $78.1 million, or 6.0%, of construction loans located in Rockland County, New York, related to office space or commercial use.

Note 2 — Regulatory Capital

The Company and the Bank are subject to regulatory capital requirements promulgated by the federal banking agencies. The Federal Reserve establishes capital requirements, including well capitalized standards, for the consolidated bank holding company, and the FDIC has similar requirements for the Company’s subsidiary bank. The Bank met all capital adequacy requirements to which it was subject as of March 31, 2024 and December 31, 2023.

The following table presents information about the Bank’s capital levels at the dates presented:

			Regulatory Capital Requirements
			Minimum Capital					For Classification as
	Actual		Adequacy(1)					Well-Capitalized
	Amount	Ratio	Amount			Ratio		Amount			Ratio

	(Dollars in Thousands)
As of March 31, 2024:
Total capital (to risk-weighted assets)	$270,492	13.78%	$	≥	157,081	≥	8.00%	$	≥	196,352	≥	10.00%
Tier 1 capital (to risk-weighted assets)	264,439	13.47		≥	117,811	≥	6.00		≥	157,081	≥	8.00
Common equity tier 1 capital (to risk-weighted assets)	264,439	13.47		≥	88,358	≥	4.50		≥	127,628	≥	6.50
Core (Tier 1) capital (to adjusted total assets)	264,439	14.65		≥	72,195	≥	4.00		≥	90,243	≥	5.00
As of December 31, 2023:
Total capital (to risk-weighted assets)	$255,252	13.43%	$	≥	152,097	≥	8.00%	$	≥	190,121	≥	10.00%
Tier 1 capital (to risk-weighted assets)	249,013	13.10		≥	114,072	≥	6.00		≥	152,097	≥	8.00
Common equity tier 1 capital (to risk-weighted assets)	249,013	13.10		≥	85,554	≥	4.50		≥	123,579	≥	6.50
Core (Tier 1) capital (to adjusted total assets)	249,013	14.43		≥	69,007	≥	4.00		≥	86,259	≥	5.00
(1)	Ratios do not include the capital conservation buffer.

Based on the most recent notification by the FDIC, the Bank was categorized as “well capitalized” under the regulatory framework for prompt corrective action. There have been no conditions or events that have occurred since notification that management believes have changed the Bank’s category.

Note 3 — Earnings Per Share

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

The following table sets forth the computations of basic and diluted earnings per share:

	Three Months Ended March 31,
	2024	2023

	(In Thousands, except per share data)
Net income (basic and diluted)	$11,374	$11,244

Weighted average shares issued	14,118	15,769
Less: Weighted average unearned ESOP shares	(681)	(768)
Less: Weighted average unvested restricted shares	(319)	(352)
Basic weighted average shares outstanding	13,118	14,649
Add: Dilutive effect of restricted stock	59	47
Add: Dilutive effect of stock options	14	—
Diluted weighted average shares outstanding	13,191	14,696

Net income per share
Basic	$0.87	$0.77
Diluted	$0.86	$0.77

Note 4 — Equity Securities

The following table is the schedule of equity securities at March 31, 2024 and December 31, 2023. The equity securities consists of our investment in a market-rate bond mutual fund that invests in high quality fixed income bonds, mainly government agency securities whose proceeds are designed to positively impact community development throughout the United States. The mutual fund focuses exclusively on providing affordable housing for low- and moderate-income borrowers and renters within our delineated lending areas, including those in majority minority census tracts.

	March 31,	December 31,
	2024	2023

	(In Thousands)
Equity Securities, at Fair Value	$18,020	$18,102

The following is a summary of unrealized loss or gain recognized in net income on equity securities during the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023

	(In Thousands)

Net (loss) gain recognized on equity securities during the period	$(82)	$225
Less: Net losses realized on the sale of equity securities during the period	—	—
Unrealized net (loss) gain recognized on equity securities held at the reporting date	$(82)	$225

Note 5 — Securities Held-to-Maturity

The following table summarizes the Company’s portfolio of securities held-to-maturity at March 31, 2024 and December 31, 2023.

	March 31, 2024
		Gross	Gross		Allowance
	Amortized	Unrealized	Unrealized	Fair	for
	Cost	Gains	Losses	Value	Credit Loss

	(In Thousands)
Mortgage-backed securities – residential:
Government National Mortgage Association	$444	$	$7	$437	$—
Federal Home Loan Mortgage Corporation	846	—	113	733	—
Federal National Mortgage Association	1,912	—	210	1,702	—
Collateralized mortgage obligations – GSE	2,868	—	606	2,262	—
Total mortgage-backed securities	6,070	—	936	5,134	—
Municipal Bonds	9,798	—	1,995	7,803	133
	$15,868	$—	$2,931	$12,937	$133

	December 31, 2023
		Gross	Gross		Allowance
	Amortized	Unrealized	Unrealized	Fair	for
	Cost	Gains	Losses	Value	Credit Loss

	(In Thousands)
Mortgage-backed securities – residential:
Government National Mortgage Association	$452	$—	$7	$445	$—
Federal Home Loan Mortgage Corporation	868	—	114	754	—
Federal National Mortgage Association	1,985	—	198	1,787	—
Collateralized mortgage obligations – GSE	2,889	—	580	2,309	—
Total mortgage-backed securities	6,194	—	899	5,295	—
Municipal Bonds	9,802	—	1,971	7,831	136
	$15,996	$—	$2,870	$13,126	$136

Contractual final maturities of mortgage-backed securities and municipal bonds were as follows at March 31, 2024:

	March 31, 2024
	Amortized	Fair
	Cost	Value

	(In Thousands)
Due within one year	$711	$638
Due after one but within five years	2,019	1,732
Due after five but within ten years	3,176	2,609
Due after ten years	9,962	7,958
	$15,868	$12,937

The maturities shown above are based upon contractual final maturity. Actual maturities will differ from contractual maturities due to scheduled monthly repayments and due to the underlying borrowers having the right to prepay their obligations.

The activity in the allowance for credit losses for debt securities held-to-maturity for the three months ended March 31, 2024 and 2023 was as follows:

Municipal Bonds
Balance – December 31, 2023	$136
Provision for (reversal of) credit loss	(3)
Balance – March 31, 2024	$133

Municipal Bonds
Balance – December 31, 2022	$-
Impact of adopting ASC 326	132
Provision for credit loss	4
Balance – March 31, 2023	$136

The age of unrealized losses and the fair value of related securities held-to-maturity, for which an allowance for credit losses was not deemed necessary, were as follows:

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

	(In Thousands)
March 31, 2024:
Mortgage-backed securities - residential:
Government National Mortgage Association	$—	$—	$437	$7	$437	$7
Federal Home Loan Mortgage Corporation	—	—	733	113	733	113
Federal National Mortgage Association	—	—	1,702	210	1,702	210
Collateralized mortgage obligations – GSE	—	—	2,262	606	2,262	606
Total mortgage-backed securities	$—	$—	$5,134	$936	$5,134	$936

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

	(In Thousands)
December 31, 2023:
Mortgage-backed securities - residential:
Government National Mortgage Association	$—	$—	$445	$7	$445	$7
Federal Home Loan Mortgage Corporation	—	—	754	114	754	114
Federal National Mortgage Association	—	—	1,787	198	1,787	198
Collateralized mortgage obligations – GSE	—	—	2,309	580	2,309	580
Total mortgage-backed securities	$—	$—	$5,295	$899	$5,295	$899

At March 31, 2024, twenty-six mortgage-backed securities had unrealized losses due to interest rate volatility. Management concluded that the unrealized loss reflected above was temporary in nature since the unrealized loss was related primarily to market interest rate volatility, and was not related to the underlying credit quality of the issuers of the securities. Additionally, the Company has the ability and intent to hold the securities for the time necessary to recover the amortized cost. At December 31, 2023, there were thirty-two mortgage-backed securities that had unrealized losses due to interest rate volatility.

Credit Quality Indicators

The held to maturity securities portfolio consists of agency mortgage-backed securities and municipal bonds. All agency mortgage-backed securities are issued by U.S. government entities and agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. The seven municipal bonds in the portfolio carry no lower than A ratings from the rating agencies at March 31, 2024 and have no realized losses since they were issued. The Company regularly monitors the municipal bonds sector of the market and reviews collectability including such factors as the financial condition of the issuers as well as credit ratings in effect as of the reporting period.

Note 6 — Loans Receivable and the Allowance for Credit Losses

The composition of loans was as follows at March 31, 2024 and December 31, 2023:

	March 31,	December 31,
	2024	2023

	(In Thousands)
Residential real estate:
One-to-four family	$4,647	$5,252
Multi-family	197,946	198,927
Mixed-use	28,500	29,643
Total residential real estate	231,093	233,822
Non-residential real estate	19,130	21,130
Construction	1,293,871	1,219,413
Commercial and industrial	108,882	111,116
Consumer	1,650	1,240
Total Loans	1,654,626	1,586,721
Deferred loan costs, net	(52)	176
Allowance for credit losses	(4,927)	(5,093)
	$1,649,647	$1,581,804

Loans serviced for the benefit of others totaled approximately $44.2 million and $40.7 million at March 31, 2024 and December 31, 2023, respectively. The value of mortgage servicing rights was not material at March 31, 2024 and December 31, 2023.

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

The following tables summarize the allocation of the allowance for credit losses and loans receivable by loan class and credit loss method at March 31, 2024 and December 31, 2023:

At March 31, 2024:

		Non-		Commercial
	Residential	residential		and
	Real Estate	Real Estate	Construction	Industrial	Consumer	Total

	(In Thousands)
Allowance for credit losses:
Ending balance	$2,229	$110	$1,969	$422	$197	$4,927
Ending balance: individually evaluated for credit loss	$—	$—	$—	$—	$—	$—
Ending balance: collectively evaluated for credit loss	$2,229	$110	$1,969	$422	$197	$4,927
Loans receivable:
Ending balance	$231,093	$19,130	$1,293,871	$108,882	$1,650	$1,654,626
Ending balance: individually evaluated for credit loss	$—	$—	$4,385	$—	$—	$4,385
Ending balance: collectively evaluated for credit loss	$231,093	$19,130	$1,289,486	$108,882	$1,650	$1,650,241

At December 31, 2023:

		Non-		Commercial
	Residential	residential		and
	Real Estate	Real Estate	Construction	Industrial	Consumer	Total

	(In Thousands)
Allowance for credit losses:
Ending balance	$2,433	$126	$1,914	$472	$148	$5,093
Ending balance: individually evaluated for credit loss	$—	$—	$—	$—	$—	$—
Ending balance: collectively evaluated for credit loss	$2,433	$126	$1,914	$472	$148	$5,093
Loans receivable:
Ending balance	$233,822	$21,130	$1,219,413	$111,116	$1,240	$1,586,721
Ending balance: individually evaluated for credit loss	$—	$—	$4,385	$—	$—	$4,385
Ending balance: collectively evaluated for credit loss	$233,822	$21,130	$1,215,028	$111,116	$1,240	$1,582,336

The activity in the allowance for credit loss by loan class for the three months ended March 31, 2024 and 2023 was as follows:

		Non-		Commercial
	Residential	residential		and
	Real Estate	Real Estate	Construction	Industrial	Consumer	Unallocated	Total

	(In Thousands)
Allowance for credit losses:
Balance - December 31, 2023	$2,433	$126	$1,914	$472	$148	$—	$5,093
Charge-offs	—	—	—	—	(21)	—	(21)
Recoveries	—	—	—	—	—	—	—
Provision (reversal of)	(204)	(16)	55	(50)	70	—	(145)
Balance -March 31, 2024	$2,229	$110	$1,969	$422	$197	$—	$4,927

		Non-		Commercial
	Residential	residential		and
	Real Estate	Real Estate	Construction	Industrial	Consumer	Unallocated	Total

	(In Thousands)
Allowance for credit losses:
Balance - December 31, 2022	$528	$131	$3,835	$955	$18	$7	$5,474
Impact of adopting ASC 326	895	7	(2,086)	(437)	44	(7)	(1,584)
Charge-offs	—	—	—	—	(21)	—	(21)
Recoveries	—	—	—	—	—	—	—
Provision (reversal of)	51	(16)	93	(12)	81	—	197
Balance - March 31, 2023	$1,474	$122	$1,842	$506	$122	$—	$4,066

During the three months ended March 31, 2024, the reversal of provision recorded for residential real estate loans was primarily attributed to the decreased loan balances and reduced credit risk. The reversal of provision recorded for non-residential real estate loans and commercial and industrial loans was primarily attributed to the decreased loan balances. The provision expenses recorded for consumer loans were primarily attributed to the increased deposit account overdraft balances. The provision expenses recorded for constructions loans were primarily attributed to the increased construction loan balances, offset by improving economic conditions during the first quarter of 2024.

During the three months ended March 31, 2023, the provision expenses recorded for construction loans and residential real estate loans were primarily attributed to the increased loan balances. The provision expenses recorded for consumer loans were primarily attributed to the increased deposit account overdraft balances.

The Company has two individually evaluated loans, totaling $4.4 million, which were collateral-dependent construction loans, secured by multi-family real estate, at March 31, 2024 and December 31, 2023, respectively. The two loans are secured by the same project located in the Bronx, New York, and are currently placed on non-accrual status. There was no interest income recognized from non-accrual loans as of March 31, 2024.

The Company had no individually evaluated loans at March 31, 2023, and there was no interest income recognized from individually evaluated loans as of March 31, 2023.

The following table shows our recorded investment, unpaid principal balance and allocated allowance for credit losses for loans that were considered nonperforming as of and for the periods presented:

As of and for the Three Months Ended March 31, 2024:

Three Months Ended March 31, 2024
	Recorded	Unpaid Principal	Related	Average Recorded	Interest Income
2024 - Individually evaluated	Investment	Balance	Allowance	Investment	Recognized

(In Thousands)
With no related allowance recorded:
Residential real estate	$—	$—	$—	$—	$—
Non-residential real estate	—	—	—	—	—
Construction	4,385	4,353	—	4,385	—
Commercial and industrial	—	—	—	—	—
	4,385	4,353	—	4,385	—
With an allowance recorded	—	—	—	—	—

Total:
Residential real estate	—	—	—	—	—
Non-residential real estate	—	—	—	—	—
Construction	4,385	4,353	—	4,385	—
Commercial and industrial	—	—	—	—	—
	$4,385	$4,353	$—	$4,385	$—

As of and for the Year Ended December 31, 2023:

	Recorded	Unpaid Principal	Related	Average Recorded	Interest Income
2023 - Individually evaluated	Investment	Balance	Allowance	Investment	Recognized

(In Thousands)
With no related allowance recorded:
Residential real estate	$—	$—	$—	$—	$—
Non-residential real estate	—	—	—	—	—
Construction	4,385	4,353	—	5,930	—
Commercial and industrial	—	—	—	—	—
	4,385	4,353	—	5,930	—
With an allowance recorded	—	—	—	—	—

Total:
Residential real estate	—	—	—	—	—
Non-residential real estate	—	—	—	—	—
Construction	4,385	4,353	—	5,930	—
Commercial and industrial	—	—	—	—	—
	$4,385	$4,353	$—	$5,930	$—

The following tables provide information about delinquencies in our loan portfolio at the dates indicated.

Age Analysis of Past Due Loans as of March 31, 2024:

							Recorded
							Investment >
	30 – 59 Days	60 – 89 Days	Greater Than	Total Past		Total Loans	90 Days and
	Past Due	Past Due	90 Days	Due	Current	Receivable	Accruing

	(In Thousands)
Residential real estate:
One- to four-family	$—	$—	$—	$—	$4,647	$4,647	$—
Multi-family	—	—	—	—	197,946	197,946	—
Mixed-use	28	—	—	28	28,472	28,500	—
Non-residential real estate	—	—	—	—	19,130	19,130	—
Construction loans	—	4,058	4,385	8,443	1,285,428	1,293,871	—
Commercial and industrial loans	—	—	—	—	108,882	108,882	—
Consumer	—	—	—	—	1,650	1,650	—
	$28	$4,058	$4,385	$8,471	$1,646,155	$1,654,626	$—

At March 31, 2024, the $4.1 million construction loans past due over 60 days consisted of two loans that were secured by the same project located in the Bronx, New York. The two loans were brought current subsequently in April 2024.

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

The following table presents the risk category of loans at March 31, 2024 by loan segment and vintage year:

							Revolving	Revolving
	Term Loans Amortized Costs Basis by Origination Year						Loans	Loans
							Amortized	Converted
March 31, 2024	2024	2023	2022	2021	2020	Prior	Cost Basis	to Term	Total
Residential real estate
Risk Rating
Pass	$-	$81,063	$72,100	$24,419	$10,645	$41,962	$-	$-	$230,189
Special Mention	-	-	-	-	904	-	-	-	904
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total	$-	$81,063	$72,100	$24,419	$11,549	$41,962	$-	$-	$231,093

Residential real estate
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Non-residential real estate
Risk Rating
Pass	$-	$1,595	$249	$1,825	$989	$14,472	$-	$-	$19,130
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total	$-	$1,595	$249	$1,825	$989	$14,472	$-	$-	$19,130

Non-residential real estate
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Construction					-
Risk Rating
Pass	$60,165	$432,874	$483,715	$206,820	$45,429	$60,483	$-	$-	$1,289,486
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	4,385	-	-	-	4,385
Doubtful	-	-	-	-	-	-	-	-	-
Total	$60,165	$432,874	$483,715	$206,820	$49,814	$60,483	$-	$-	$1,293,871

Construction
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Commercial and industrial					-
Risk Rating
Pass	$518	$4,888	$7,952	$386	$348	$2,351	$92,439	$-	$108,882
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total	$518	$4,888	$7,952	$386	$348	$2,351	$92,439	$-	$108,882

Commercial and industrial
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Consumer					-
Risk Rating
Pass	$1,639	$-	$-	$-	$-	$11	$-	$-	$1,650
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total	$1,639	$-	$-	$-	$-	$11	$-	$-	$1,650

Consumer
Current period gross charge-offs	$21	$-	$-	$-	$-	$-	$-	$-	$21

Total					-
Risk Rating
Pass	$62,322	$520,420	$564,016	$233,450	$57,411	$119,279	$92,439	$-	$1,649,337
Special Mention	-	-	-	-	904	-	-	-	904
Substandard	-	-	-	-	4,385	-	-	-	4,385
Doubtful	-	-	-	-	-	-	-	-	-
Total	$62,322	$520,420	$564,016	$233,450	$62,700	$119,279	$92,439	$-	$1,654,626
Total
Current period gross charge-offs	$21	$-	$-	$-	$-	$-	$-	$-	$21

The following table presents the risk category of loans at December 31, 2023 by loan segment and vintage year:

								Revolving	Revolving
	Term Loans Amortized Costs Basis by Origination Year							Loans	Loans
								Amortized	Converted
December 31, 2023	2023	2022	2021	2020	2019		Prior	Cost Basis	to Term	Total
Residential real estate
Risk Rating
Pass	$81,379	$71,932	$24,504	$10,696	$1,326		$43,070	$-	$-	$232,907
Special Mention	-	-	-	915	-		-	-	-	915
Substandard	-	-	-	-	-		-	-	-	-
Doubtful	-	-	-	-	-		-	-	-	-
Total	$81,379	$71,932	$24,504	$11,611	$1,326		$43,070	$-	$-	$233,822
Residential real estate
Current period gross charge-offs	$-	$-	$-	$-	$-		$-	$-	$-	$-

Non-residential real estate
Risk Rating
Pass	$1,602	$251	$1,841	$995	$379		$16,062	$-	$-	$21,130
Special Mention	-	-	-	-	-		-	-	-	-
Substandard	-	-	-	-	-		-	-	-	-
Doubtful	-	-	-	-	-		-	-	-	-
Total	$1,602	$251	$1,841	$995	$379		$16,062	$-	$-	$21,130
Non-residential real estate
Current period gross charge-offs	$-	$-	$-	$-	$-		$-	$-	$-	$-

Construction
Risk Rating
Pass	$376,763	$501,012	$216,901	$55,865	$25,150		$39,337	$-	$-	$1,215,028
Special Mention	-	-	-	-	-		-	-	-	-
Substandard	-	-	-	4,385	-		-	-	-	4,385
Doubtful	-	-	-	-	-		-	-	-	-
Total	$376,763	$501,012	$216,901	$60,250	$25,150		$39,337	$-	$-	$1,219,413
Construction
Current period gross charge-offs	$-	$-	$-	$-	$-		$159	$-	$-	$159

Commercial and industrial
Risk Rating
Pass	$5,057	$8,329	$436	$435	$308		$2,195	$91,301	$3,055	$111,116
Special Mention	-	-	-	-	-		-	-	-	-
Substandard	-	-	-	-	-		-	-	-	-
Doubtful	-	-	-	-	-		-	-	-	-
Total	$5,057	$8,329	$436	$435	$308		$2,195	$91,301	$3,055	$111,116
Commercial and industrial
Current period gross charge-offs	$-	$-	$-	$-	$-		$-	$-	$-	$-

Consumer
Risk Rating
Pass	$1,229	$-	$-	$-	$-	$		$11	$-	$1,240
Special Mention	-	-	-	-	-		-	-	-	-
Substandard	-	-	-	-	-		-	-	-	-
Doubtful	-	-	-	-	-		-	-	-	-
Total	$1,229	$-	$-	$-	$-		$-	$11	$-	$1,240
Consumer
Current period gross charge-offs	$154	$-	$-	$-	$-		$-	$-	$-	$154

Total
Risk Rating
Pass	$466,030	$581,524	$243,682	$67,991	$27,163		$100,664	$91,312	$3,055	$1,581,421
Special Mention	-	-	-	915	-		-	-	-	915
Substandard	-	-	-	4,385	-		-	-	-	4,385
Doubtful	-	-	-	-	-		-	-	-	-
Total	$466,030	$581,524	$243,682	$73,291	$27,163		$100,664	$91,312	$3,055	$1,586,721
Total
Current period gross charge-offs	$154	$-	$-	$-	$-		$159	$-	$-	$313

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

There were no loans modified to borrowers experiencing financial difficulty during the three months ended March 31, 2024 or the year ended December 31, 2023.

Allowance for Credit Losses on Off-Balance Sheet Commitments:

The following table presents the activity in the allowance for credit losses related to off-balance sheet commitments, that is included in Accounts Payable and Accrued Expenses on the consolidated statement of financial condition, for the three months ended March 31, 2024 and 2023:

Allowance for Credit Loss
Balance – December 31, 2023	$1,038
Provision for (reversal of) credit loss	(17)
Balance – March 31, 2024	$1,021

Allowance for Credit Loss
Balance – December 31, 2022	$-
Impact of adopting ASC 326	1,586
Provision for (reversal of) credit loss	(200)
Balance – March 31, 2023	$1,386

Note 7 — Real Estate Owned (“REO”)

The Company owned one foreclosed property valued at approximately $1,456,000 at March 31, 2024 and December 31, 2023, respectively, consisting of an office building located in Pennsylvania. The property was acquired through foreclosure in December 2014.

Further declines in real estate values may result in impairment charges in the future. Routine holding costs are charged to expense as incurred and improvements to real estate owned that enhance the value of the real estate are capitalized. REO expense recorded in the consolidated statements of income amounted to $11,000 and $21,000 for the three months ended March 31, 2024 and 2023, respectively.

Note 8 — Borrowings

Our borrowings include Federal Home Loan Bank of New York (“FHLB”) advances and short-term borrowings from the Discount Window at the Federal Reserve Bank of New York (“FRBNY”).

FHLB advances are summarized as follows at March 31, 2024 and December 31, 2023:

	March 31,		December 31,
	2024		2023
		Weighted Average		Weighted Average
	Amount	Interest Rate	Amount	Interest Rate

	(Dollars in Thousands)
Advances maturing in:
One year or less	$—	—%	$7,000	2.86%
After one to three years	—	—	—	—
After three to four years	—	—	—	—
After five years (due 2030)	7,000	1.61%	7,000	1.61%
	$7,000	1.61%	$14,000	2.24%

At March 31, 2024, none of the above advances were subject to early call or redemption features. All advances had fixed interest rates, with the remaining term of six years for the advance. At March 31, 2024, the advances were secured by a pledge of the Company’s investment in the capital stock of the FHLB and a blanket assignment of the Company’s otherwise unpledged qualifying mortgage loans. At March 31, 2024, these unpledged qualifying mortgage loans were not pledged to any company other than the FHLB. At March 31, 2024, the Company had the ability to borrow $32.1 million, net of $7.0 million in outstanding advances, from the FHLB and $8.0 million from Atlantic Community Bankers Bank (“ACBB”).

On August 30, 2023, the FRBNY approved the Company’s eligibility to pledge loans under the Borrower-in-Custody program of the FRBNY thereby allowing the Company to borrow from the Discount Window at the FRBNY. As of March 31, 2024, the borrowing from FRBNY was $40.0 million and bears an interest rate of 5.5%. This borrowing matures in June 2024. The Company had an available borrowing limit of $928.8 million from the FRBNY as of March 31, 2024.

Note 9 — Benefits Plans

Outside Director Retirement Plan (“DRP”)

The DRP is an unfunded non-contributory defined benefit pension plan covering all non-employee directors meeting eligibility requirements as specified in the plan document. The following table sets forth information regarding the components of net pension periodic expense measured as of March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023

	(Dollars In Thousands)
Net periodic pension expense:
Service cost	$23	$31
Interest cost	21	10
Actuarial gain recognized	(13)	(8)
Total net periodic pension expense included in other non-interest expenses	$31	$33

Unrecognized net loss of $18,000 for the three months ended March 31, 2024 and 2023, respectively, were included in accumulated other comprehensive income.

Supplemental Executive Retirement Plan (“SERP”)

The SERP is a non-contributory defined benefit plan that covers certain officers of the Company. Under the SERP, each of these individuals will be entitled to receive upon retirement an annual benefit paid in monthly installments equal to 50% of his average base salary in the three-year period preceding retirement. Each individual may also retire early and receive a reduced benefit upon the attainment of certain age and years of service combination. Additional terms related to death while employed, death after retirement, disability before retirement and termination of employment are fully described within the plan document. The benefit payment term is the greater of 15 years or the executive’s remaining life. No benefits are expected to be paid during the next five years.

Expenses of $130,000 and $60,000 for the three months ended March 31, 2024 and 2023, respectively, were recorded for this plan and are reflected in the Consolidated Statements of Income under Salaries and Employee Benefits.

Stock-Based Deferral Plan

In June 2021, the Company established a stock-based deferral plan for eligible key executives and members of the Board of Directors of the Company to elect to defer compensation received from the Company for their services and make deemed investments of that deferred compensation in shares of the Company’s common stock. At March 31, 2024, the Company did not have any obligations under the plan.

401(k) Plan

The Company maintains a 401(k) plan for all eligible employees. Participants are permitted to contribute from 1% to 15% or 60% of their annual compensation up to the maximum permitted under the Internal Revenue Code. The Company provided no matching contribution during the three months ended March 31, 2024 and 2023.

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

Each year, the Bank makes discretionary contributions to the ESOP equal to the principal and interest payment required on the loan from the Company. The ESOP may further pay down the principal balance of the loans by using dividends paid, if any, on the shares of Company common stock it owns. The balance remaining on the first ESOP loan was $919,000 at March 31, 2024 and December 31, 2023. The balance remaining on the second ESOP loan was $6,417,000 at March 31, 2024 and December 31, 2023.

Shares purchased for the ESOP with the loan proceeds serve as collateral for the loan and are held in a suspense account for future allocation among ESOP participants. As the loan principal is repaid, shares will be released from the suspense account and become eligible for allocation. The allocation among plan participants will be as described in the ESOP governing document.

ESOP shares initially pledged as collateral were recorded as unearned ESOP shares in the stockholders’ equity section of the Consolidated Statement of Financial Condition. Thereafter, on a monthly basis over the terms of the ESOP loans, approximately 2,894 shares for the ESOP loan made in 2006 and approximately 4,348 shares for the ESOP loan made in 2021 are committed to be released, respectively. Compensation expense is recorded equal to the shares committed to be released multiplied by the average closing price of the Company’s stock during that month. ESOP expense totaled approximately $352,000 and $326,000 for the three months ended March 31, 2024 and 2023, respectively. Dividends on unallocated shares, which totaled approximately $70,000 and $47,000 for the three months ended March 31, 2024 and 2023, are recorded as a reduction of the ESOP loan. Dividends on allocated shares, which totaled approximately $78,000 and $42,000 for the three months ended March 31, 2024 and 2023, respectively, are charged to retained earnings.

ESOP shares are summarized as follows:

	March 31,	December 31,
	2024	2023
Allocated shares	781,762	694,842
Shares committed to be released	21,729	86,920
Unearned shares	673,918	695,647
Total ESOP Shares	1,477,409	1,477,409
Less allocated shares distributed to former or retired employees	(143,612)	(143,612)
Total ESOP Shares Held by Trustee	1,333,797	1,333,797
Fair value of unearned shares	$10,600,730	$12,340,778

Note 10 — Leases

The Company has operating leases and finance leases all of which are comprised of real estate property. The operating leases comprise substantially all of the Company’s obligations in which the Company is the lessee, with remaining lease terms ranging between 1 and 10 years. Most operating lease agreements consist of initial lease terms ranging between 5 and 10 years, with options to renew the leases or extend the term. The finance lease has a remaining lease term of 93 years. The payment structure of all leases is fixed rental payments with lease payments increasing on pre-determined dates at either a predetermined amount or change in the consumer price index.

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

The operating and financing lease asset and lease liability are determined at the commencement date of the lease based on the present value of the lease payments. Our leases do not provide an implicit interest rate. The Company used its incremental borrowing rate, the rate of interest to borrow on a collateralized basis for a similar term, at the lease commencement date.

All of the leases are net leases and, therefore, do not contain non-lease components. The Company either pays directly or reimburses the lessor for property and casualty insurance cost and the property taxes assessed on the property, as well as a portion of the common area maintenance associated with the property, which are categorized as non-components as outlined in the applicable guidance.

At March 31, 2024 and December 31, 2023, the quantitative data relating to the Company’s leases are as follows (in thousands):

	March 31,	December 31,
	2024	2023
Finance Lease Amounts:
ROU asset	$350	$351
Lease liability	$580	$571
Operating Lease Amounts:
ROU assets	$4,427	$4,566
Lease liabilities	$4,497	$4,625
Weighted-average remaining lease term
Finance lease	92.75 years	93 years
Operating leases	8.40 years	8.58 years
Weighted-average discount rate
Finance lease	9.50%	9.50%
Operating leases	5.20%	5.18%

The components of lease expense and cash flow information related to leases as follows:

	Three Months Ended March 31,
	2024	2023

	(Dollars In Thousands)
Finance Lease Cost
Amortization of ROU asset	$1	$1
Interest on lease liability	$10	$9
Operating Lease Costs	$197	$144
Cash paid for amounts included in the measurement of lease liabilities
Finance lease	$—	$—
Operating leases	$183	$142

Maturities of lease liabilities at March 31, 2024 are as follows (in thousands):

	Operating	Finance
	Leases	Lease
Years ended December 31:
2024	$556	$23
2025	738	30
2026	622	31
2027	637	36
2028	595	36
Thereafter	2,475	4,016
Total lease payments	$5,623	$4,172
Interest	(1,126)	(3,592)
Lease liability	$4,497	$580

Note 11 — Fair Value Disclosures

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. The Company’s marketable equity securities are recorded at fair value on a recurring basis. Additionally, from time to time, the Company has to record at fair value other assets and liabilities on a non-recurring basis, such as securities held to maturity, individually evaluated loans and other real estate owned. U.S. GAAP has established a fair value hierarchy that prioritizes the inputs to valuation methods used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).

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

The level of the asset or liability within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The following table sets forth the Company’s assets that are carried at fair value on a recurring basis and the level that was used to determine their fair value at March 31, 2024 and December 31, 2023:

	Quoted Prices in		Significant Other		Significant		Total Carried
	Active Markets for		Observable		Unobservable		at Fair
	Identical Assets		Inputs		Inputs		Value on a
	(Level 1)		(Level 2)		(Level 3)		Recurring Basis
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
Description	2024	2023	2024	2023	2024	2023	2024	2023
Assets:
Marketable equity securities:
Mutual funds	$18,020	$18,102	$—	$—	$—	$—	$18,020	$18,102
Total assets	$18,020	$18,102	$—	$—	$—	$—	$18,020	$18,102

There were no transfers between Level 1 and 2 during the three months ended March 31, 2024 or the year ended December 31, 2023. The Company did not have any liabilities that were carried at fair value on a recurring basis at March 31, 2024 and December 31, 2023.

The following table sets forth the Company’s assets that are carried at fair value on a non-recurring basis and the level that was used to determine their fair value, at March 31, 2024 and December 31, 2023:

	Quoted Prices in		Significant Other		Significant		Total Carried
	Active Markets for		Observable		Unobservable		at Fair
	Identical Assets		Inputs		Inputs		Value on a
	(Level 1)		(Level 2)		(Level 3)		Non-Recurring Basis
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
Description	2024	2023	2024	2023	2024	2023	2024	2023

	(In Thousands)
Assets:
Loans individually evaluated	$—	$—	$—	$—	$4,385	$4,385	$4,385	$4,385
Real estate owned	—	—	—	—	1,456	1,456	1,456	1,456
Total assets	$—	$—	$—	$—	$5,841	$5,841	$5,841	$5,841

The following tables present the qualitative information about non-recurring Level 3 fair value measurements of financial instruments at March 31, 2024 and December 31, 2023:

	At March 31, 2024
	Fair	Valuation	Unobservable		Weighted
	Value	Technique	Input	Range	Average

	(In Thousands)
Assets:
Loans individually evaluated	$4,385	Income approach	Capitalization rate	6.00%	6.00%
Real estate owned	1,456	Income approach	Capitalization rate	12.00%	12.00%

	At December 31, 2023
	Fair	Valuation	Unobservable		Weighted
	Value	Technique	Input	Range	Average

	(In Thousands)
Assets:
Loans individually evaluated	$4,385	Income approach	Capitalization rate	6.00%	6.00%
Real estate owned	1,456	Income approach	Capitalization rate	12.00%	12.00%

The Company did not have any liabilities that were carried at fair value on a non-recurring basis at March 31, 2024 and December 31, 2023.

The methods and assumptions used to estimate fair value at March 31, 2024 and December 31, 2023 are as follows:

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

Fair values for marketable equity securities are determined by quoted market prices on nationally recognized and foreign securities exchanges (Level 1). Fair values for equity securities and securities held to maturity are determined utilizing Level 2 inputs. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayments speeds, credit information and the security’s terms and conditions, among other things

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.

The carrying amounts and estimated fair value of our financial instruments are as follows:

			Fair Value at March 31, 2024
			Quoted
			Prices in
			Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
	Carrying		Assets	Inputs	Inputs
(In thousands)	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Cash and cash equivalents	$107,448	$107,448	$107,448	$—	$—
Certificates of deposit	100	100	—	100	—
Marketable equity securities	18,020	18,020	18,020	—	—
Securities held to maturity	15,735	12,937	—	12,937	—
Loans receivable, net	1,649,647	1,622,608	—	—	1,622,608
Investments in restricted stock	614	614	—	614	—
Accrued interest receivable	12,952	12,952	—	12,952	—
Financial Liabilities
Deposits	1,512,002	1,509,855	—	1,509,855	—
Borrowings	47,000	46,006	—	46,006	—

			Fair Value at December 31, 2023
			Quoted
			Prices in
			Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
	Carrying		Assets	Inputs	Inputs
(In thousands)	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Cash and cash equivalents	$68,671	$68,671	$68,671	$—	$—
Certificates of deposit	100	100	—	100	—
Marketable equity securities	18,102	18,102	18,102	—	—
Securities held to maturity	15,860	13,126	—	13,126	—
Loans receivable	1,581,804	1,552,219	—	—	1,552,219
Investments in restricted stock	929	929	—	929	—
Accrued interest receivable	12,311	12,311	—	12,311	—
Financial Liabilities
Deposits	1,400,036	1,401,083	—	1,401,083	—
Borrowings	64,000	63,053	—	63,053	—

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

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals such as referral fees based month end reports. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of March 31, 2024, the Company did not have any significant contract balances.

All of the Company’s revenue from contracts with customers within the scope of ASC 606 is recognized within noninterest income. The following table presents the Company’s sources of noninterest income for the three months ended March 31, 2024 and 2023. Sources of revenue outside the scope of ASC 606 are noted as such:

	Three Months Ended March 31,
	2024	2023

	(In Thousands)
Non-interest income:
Deposit-related fees and charges	$15	$14
Loan-related fees and charges(1)	211	350
Electronic banking fees and charges	236	243
Income from bank owned life insurance(1)	157	150
Investment advisory fees	—	117
Unrealized (loss) gain on equity securities(1)	(82)	225
Miscellaneous(1)	17	16
Total non-interest income	$554	$1,115
(1)	Not within the scope of ASC 606.

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

Investment Advisory Fees

The Company earns fees from investment advisory and financial planning services under the name of Harbor West Wealth Management Group, a division of the Company through a networking arrangement with a registered broker-dealer and investment advisor. The registered broker-dealer deducts investment advisory fees and financial planning services fees from the client’s assets under management and remits the fees, net of administrative fees, to the Company on a monthly basis. The Company recognizes the fees into non-interest income upon receipt of the monthly remittances.

As previously noted, in January 2024, the Bank sold all of the Bank’s assets relating to Harbor West Wealth Management Group to a third party. As such, the Bank no longer generates investment advisory fees following the completion of the sale transaction.

Note 13 — Other Non-Interest Expenses

The following is an analysis of other non-interest expenses:

	Three Months Ended March 31,
	2024	2023

	(In Thousands)
Other	$1,103	$766
Service contracts	424	319
Consulting expense	231	189
Telephone	170	157
Directors' compensation	246	224
Audit and accounting	135	111
Insurance	102	95
Director, officer, and employee expense	79	58
Legal fees	66	120
Office supplies and stationary	51	50
Recruiting expense	27	2
	$2,634	$2,091

Note 14 — Stock Compensation Plans

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

The product of the number of shares granted and the grant date market price of the Company’s common stock determine the fair value of restricted stock under the Company’s 2022 Equity Incentive plan. Management recognizes compensation expense for the fair value of restricted stock on a straight-line basis over the requisite service period for the entire award. As of March 31, 2024 and December 31, 2023, there were 132,759 shares available for future awards under this plan, which includes 98,311 shares available for stock options and 34,448 shares available for restricted stock awards.

A summary of the Company’s restricted stock activity and related information for the three months ended March 31 follows:

	2024
		Weighted
		Average
	Shares	Market Price
Outstanding at December 31, 2023	352,037	$13.67
Granted	—	—
Forfeited	—	—
Vested	—	—
Outstanding at March 31, 2024	352,037	$13.67

	2023
		Weighted
		Average
	Shares	Market Price
Outstanding at December 31, 2022	352,037	$13.67
Granted	—	—
Forfeited	—	—
Vested	—	—
Outstanding at March 31, 2023	352,037	$13.67

Compensation expense related to restricted stock was $252,000 and $241,000 for the three months ended March 31, 2024 and 2023. At March 31, 2024 and December 31, 2023, the total compensation cost related to non-vested awards that has not yet been recognized was $3.6 million and $3.8 million, respectively, which is expected to be recognized over the next 4 years.

A summary of the Company’s stock option activity and related information for the three months ended March 31 follows:

	2024
		Weighted
		Average
	Options	Exercise Price
Outstanding at December 31, 2023	880,097	$13.67
Granted	—	—
Forfeited	—	—
Exercised	1,000	14.08
Outstanding at March 31, 2024	879,097	$13.67
Exercisable at March 31, 2024	175,019	13.67

	2023
		Weighted
		Average
	Options	Exercise Price
Outstanding at December 31, 2022	880,097	$13.67
Granted	—	—
Forfeited	—	—
Exercised	—	—
Outstanding at March 31, 2023	880,097	$13.67
Exercisable at March 31, 2023	—	—

Compensation cost related to stock options is recognized based on the fair value of the stock options at the grant date on a straight line basis over the vesting period. Compensation expense related to stock options was $192,000 and $192,000 for the three months ended March 31, 2024 and 2023. At March 31, 2024 and December 31, 2023, unrecognized compensation cost related to stock option awards was $2.8 million and $3.0 million, respectively, which is expected to be recognized over the next 4 years.

Note 15 — Recent Accounting Pronouncements

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

In March 2024, the FASB issued ASU 2024-01, Compensation – Stock Compensation (Topic 718), amended the guidance in ASC 718 to add an example showing how to apply the scope guidance to determine whether profits interest and similar awards should be accounted for as share-based payment arrangements. For public business entities, the guidance is effective for fiscal years beginning after December 15, 2024, and interim periods within those fiscal years. For all other entities, it is effective for fiscal years beginning after December 15, 2025, and interim periods within those fiscal years. This Update is not expected to have a significant impact on the Company’s financial statements.

In March 2024, the FASB issued ASU 2024-02, Codification Improvements—Amendments to Remove References to the Concepts Statements. This ASU removes various references to the FASB’s Concepts Statements from the FASB’s Accounting Standards Codification. The FASB does not expect these updates to have a significant effect on current accounting practice. That is because in most cases the amendments to the Codification remove references to Concept Statements that are extraneous and not required to understand or apply the guidance. However, the FASB has provided transition guidance if applying the updated guidance results in accounting changes for some entities. The amendments in ASU 2024-02 are effective for public business entities for fiscal years beginning after December 15, 2024. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2025. This Update is not expected to have a significant impact on the Company’s financial statements.

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

The Company cautions readers of this report that a number of important factors could cause the Company’s actual results to differ materially from those expressed in forward-looking statements. Factors that could cause actual results to differ from those predicted and could affect the future prospects of the Company include, but are not limited to: (i) general economic conditions, including higher inflation, either nationally or in our market area, that are worse than expected; (ii) changes in the interest rate environment that reduce our interest margins, reduce the fair value of financial instruments or reduce the demand for our loan products; (iii) increased competitive pressures among financial services companies; (iv) changes in consumer spending, borrowing and savings habits; (v) changes in the quality and composition of our loan or investment portfolios and the adequacy of credit loss reserves; (vi) changes in real estate market values in our market area; (vii) decreased demand for loan products, deposit flows, competition, or decreased demand for financial services in our market area; (viii) major catastrophes such as earthquakes, floods or other natural or human disasters and pandemics or infectious disease outbreaks, the related disruption to local, regional and global economic activity and financial markets, and the impact that any of the foregoing may have on us and our customers and other constituencies; (ix) legislative or regulatory changes that adversely affect our business or changes in the monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board; (x) technological changes that may be more difficult or expensive than expected; (xi) success or consummation of new business initiatives may be more difficult or expensive than expected; (xii) the inability to successfully integrate acquired businesses and financial institutions into our business operations; (xiii) adverse changes in the securities markets; (xiv) the impact of failures or disruptions in or breaches of the Company’s operational or security systems, data or infrastructure, or those of third parties, including as a result of cyberattacks or campaigns; (xv) the inability of third party service providers to perform; and (xvi) changes in accounting policies and practices, as may be adopted by bank regulatory agencies or the Financial Accounting Standards Board.

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

Balance Sheet Analysis

General

Total assets increased by $102.8 million, or 5.8%, to $1.9 billion at March 31, 2024, from $1.8 billion at December 31, 2023. The increase in assets was primarily due to an increase in net loans of $67.8 million and an increase in cash and cash equivalents of $38.8 million, partially offset by a decrease in other assets of $3.7 million.

Cash and cash equivalents increased by $38.8 million, or 56.5%, to $107.4 million at March 31, 2024 from $68.7 million at December 31, 2023. The increase in cash and cash equivalents was a result of an increase in deposits of $112.0 million, partially offset by a decrease in borrowings of $17.0 million, an increase of $67.8 million in net loans, and stock repurchases of $1.2 million.

Equity securities decreased by $82,000, or 0.5%, to $18.0 million at March 31, 2024 from $18.1 million at December 31, 2023. The decrease in equity securities was attributable to market depreciation of $82,000 due to market interest rate volatility during the three months ended March 31, 2024.

Securities held-to-maturity decreased by $125,000, or 0.8%, to $15.7 million at March 31, 2024 from $15.9 million at December 31, 2023 due to $128,000 in maturities and pay-downs of various investment securities, partially offset by a decrease of $3,000 in the allowance for credit losses for held-to-maturity securities.

Loans, net of the allowance for credit losses, increased by $67.8 million, or 4.3%, to $1.6 billion at March 31, 2024 from $1.6 billion at December 31, 2023. The increase in loans, net of the allowance for credit losses, was primarily due to loan originations of $180.5 million during the three months ended March 31, 2024, consisting primarily of $170.9 million in construction loans with respect to which approximately 34.0% of the funds were disbursed at loan closings, with the remaining funds to be disbursed over the terms of the construction loans. In addition, during the three months ended March 31, 2024, we originated $9.5 million in commercial and industrial loans.

Loan originations during the first quarter of 2024 resulted in a net increase of $74.5 million in construction loans and $410,000 in consumer loans. The increase in our loan portfolio was partially offset by decreases of $2.2 million in commercial and industrial loans, $2.0 million in non-residential loans, $1.1 million in mixed-use loans, $981,000 in multi-family loans, and $605,000 in residential loans, coupled with normal pay-downs and principal reductions.

The allowance for credit losses related to loans decreased to $4.9 million as of March 31, 2024 from $5.1 million as of December 31, 2023. The decrease in the allowance for credit losses related to loans was due to a credit to provision for credit losses totaling $145,000 and charge-offs of $21,000.

Premises and equipment decreased by $229,000, or 0.9%, to $25.2 million at March 31, 2024 from $25.5 million at December 31, 2023 primarily due to the depreciation of fixed assets.

Investments in Federal Home Loan Bank stock decreased by $315,000, or 33.9%, to $614,000 at March 31, 2024 from $929,000 at December 31, 2023 due primarily to the mandatory redemption of Federal Home Loan Bank stock in connection with the maturity of $7.0 million in advances in the first quarter of 2024.

Bank owned life insurance (“BOLI”) increased by $157,000, or 0.6%, to $25.2 million at March 31, 2024 from $25.1 million at December 31, 2023 due to increases in the BOLI cash value.

Accrued interest receivable increased by $641,000, or 5.2%, to $13.0 million at March 31, 2024 from $12.3 million at December 31, 2023 due to an increase in the loan portfolio.

Foreclosed real estate was $1.5 million at both March 31, 2024 and December 31, 2023.

Right of use assets — operating decreased by $139,000, or 3.0%, to $4.4 million at March 31, 2024 from $4.6 million at December 31, 2023, primarily due to amortization.

Other assets decreased by $3.7 million, or 46.6%, to $4.3 million at March 31, 2024 from $8.0 million at December 31, 2023 due to a decrease in tax assets of $3.6 million and a decrease in suspense accounts of $236,000, partially offset by an increase of $126,000 in prepaid expenses.

Total deposits increased by $112.0 million, or 8.0%, to $1.5 billion at March 31, 2024 from $1.4 billion at December 31, 2023. The increase in deposits was due to the Bank offering competitive interest rates to attract deposits. This resulted in a shift in deposits whereby certificates of deposit increased by $90.9 million, or 11.9% and NOW/money market accounts increased by $60.1 million, or 41.5%, partially offset by decreases in savings account balances of $27.4 million, or 14.3%, and non-interest bearing demand deposits of $11.6 million, or 3.9%.

Federal Home Loan Bank advances decreased by $7.0 million, or 50.0%, to $7.0 million at March 31, 2024 from $14.0 million at December 31, 2023 due to the maturity of borrowings in 2024. Federal Reserve Bank borrowings decreased by $10.0 million, or 20.0%, to $40.0 million at March 31, 2024 from $50.0 million at December 31, 2023.

Advance payments by borrowers for taxes and insurance increased by $326,000, or 16.1%, to $2.3 million at March 31, 2024 from $2.0 million at December 31, 2023 due primarily to remittance of real estate tax payments from our borrowers.

Lease liability – operating decreased by $128,000, or 2.8%, to $4.5 million at March 31, 2024 from $4.6 million at December 31, 2023, primarily due to amortization.

Accounts payable and accrued expenses decreased by $2.0 million, or 14.7%, to $11.6 million at March 31, 2024 from $13.6 million at December 31, 2023 due primarily to a decrease in accrued expense of $2.5 million, partially offset by an increase in accounts payable of $486,000 and deferred compensation of $132,000. The allowance for credit losses for off-balance sheet commitments was $1.0 million at March 31, 2024 and at December 31, 2023.

Stockholders’ equity increased by $9.6 million, or 3.4% to $288.9 million at March 31, 2024, from $279.3 million at December 31, 2023. The increase in stockholders’ equity was due to net income of $11.4 million for the three months ended March 31, 2024, $444,000 in the amortization of restricted stock and stock options granted under the Company’s 2022 Equity Incentive Plan, a reduction of $217,000 in unearned employee stock ownership plan shares coupled with an increase of $135,000 in earned employee stock ownership plan shares, an exercise of stock options totaling $14,000, and $3,000 in other comprehensive income, partially offset by stock repurchases totaling $1.2 million and dividends paid and declared of $1.3 million.

Results of Operations for the Three Months Ended March 31, 2024 and 2023

Financial Highlights

Net income for the three months ended March 31, 2024 was $11.4 million compared to net income of $11.2 million for the three months ended March 31, 2023. The increase in net income of $130,000, or 1.2%, between periods was primarily due to an increase in net interest income and a credit loss expense reduction, partially offset by a decrease in non-interest income, an increase in non-interest expense, and an increase in income tax expense.

Net Interest Income

Net interest income totaled $25.0 million for the three months ended March 31, 2024, as compared to $22.8 million for the three months ended March 31, 2023. The increase in net interest income of $2.2 million, or 9.4%, was primarily due to an increase in interest income offset by an increase in interest expense.

The increase in interest income is attributable to increases in the average balances of loans and interest-bearing deposits, partially offset by decreases in the average balances of investment securities and FHLB stock. The increase in interest income is also attributable to a rising interest rate environment due to the Federal Reserve’s interest rate increases in 2023 that resulted in an increase in the yield on our interest-earning assets.

The increase in market interest rates in 2023 also caused an increase in our interest expense. As a result, the increase in interest expense for the three months ended March 31, 2024 was due to an increase in the cost of funds on our deposits and borrowed money. The increase in interest expense was also due to an increase in the average balances on our certificates of deposits, our interest-bearing demand deposits, and our borrowed money, offset by a decrease in the average balances on our savings and club deposits.

Total interest and dividend income increased by $9.6 million, or 33.7%, to $38.1 million for the three months ended March 31, 2024 from $28.5 million for the three months ended March 31, 2023. The increase in interest and dividend income was due to an increase in the average balance of interest earning assets of $361.6 million, or 26.3%, to $1.7 billion for the three months ended March 31, 2024 from $1.4 billion for the three months ended March 31, 2023 and an increase in the yield on interest earning assets by 49 basis points from 8.28% for the three months ended March 31, 2023 to 8.77% for the three months ended March 31, 2024.

Interest expense increased by $7.4 million, or 131.5%, to $13.1 million for the three months ended March 31, 2024 from $5.7 million for the three months ended March 31, 2023. The increase in interest expense was due to an increase in the cost of interest bearing liabilities by 155 basis points from 2.74% for the three months ended March 31, 2023 to 4.29% for the three months ended March 31, 2024 and an increase in average interest bearing liabilities of  $398.9 million, or 48.2%, to $1.2 billion for the three months ended March 31, 2024 from $827.0 million for the three months ended March 31, 2023.

Net interest margin decreased by 88 basis points, or 13.3%, during the three months ended March 31, 2024 to 5.75% compared to 6.63% during the three months ended March 31, 2023. The decrease in the net interest margin was due to the increase in the cost of interest-bearing liabilities outpacing the increase in the yield on interest-earning assets.

Credit Loss Expense.

The Company recorded a credit loss expense reduction totaling $165,000 for the three months ended March 31, 2024 compared to credit loss expenses totaling $1,000 for the three months ended March 31, 2023. The credit loss expense reduction of $165,000 for the three months ended March 31, 2024 was comprised of a credit loss expense reduction for loans of $145,000, a credit loss expense reduction for held-to-maturity investment securities of $3,000, and a credit loss expense reduction for off-balance sheet commitments of $17,000. The credit loss expense reduction for loans of $145,000 for the three months ended March 31, 2024 was primarily attributed to favorable trend in the economy.

We charged-off $21,000 during the three months ended March 31, 2024 as compared to charge-offs of $21,000 during the three months ended March 31, 2023. The charge-offs of $21,000 during the three months ended March 31, 2024 and March 31, 2023 were against various unpaid overdrafts in our demand deposit accounts.

We recorded no recoveries from previously charged-off loans during the three months ended March 31, 2024 and 2023.

Based on a review at March 31, 2024 of the loans that were in the loan portfolio, our off-balance sheet credit exposures, and our HTM investment securities, management believes that the allowances for these three components are maintained at a level that represents our best estimate of inherent losses in the loan portfolio, off-balance sheet credit exposures, and HTM investment securities that were both probable and reasonably estimable.

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

Non-Interest Income

Non-interest income for the three months ended March 31, 2024 was $554,000 compared to non-interest income of $1.1 million for the three months ended March 31, 2023. The decrease of $561,000, or 50.3%, in total non-interest income was primarily due to an increase of $307,000 in unrealized loss on equity securities, a decrease of $145,000 in other loan fees and service charges, and a decrease of $117,000 in investment advisory fees.

The increase in unrealized gain/loss on equity was due to an unrealized loss of $82,000 on equity securities during the three months ended March 31, 2024 compared to an unrealized gain of $225,000 on equity securities during the three months ended March 31, 2023. The unrealized loss of $82,000 on equity securities during the three months ended March 31, 2024 was due to market interest rate volatility during the quarter ended March 31, 2024.

The decrease of $145,000 in other loan fees and service charges was due to a decrease of $138,000 in other loan fees and loan servicing fees and a decrease of $7,000 in ATM/debit card/ACH fees.

The decrease in investment advisory fees was due to the disposition in January 2024 of the Bank’s assets relating to the Harbor West Wealth Management Group. Consequently, the Bank no longer generates investment advisory fees following the completion of the transaction.

Non-Interest Expense

Non-interest expense increased by $1.5 million, or 18.2%, to $9.7 million for the three months ended March 31, 2024 from $8.2 million for the three months ended March 31, 2023. The increase resulted primarily from increases of $809,000 in salaries and employee benefits, $543,000 in other operating expense, $122,000 in outside data processing expense, $39,000 in advertising expense, and $38,000 in occupancy expense, partially offset by decreases of $51,000 in equipment expense and $10,000 in real estate owned expense.

Salaries and employee benefits increased by $809,000, or 17.8%, to $5.4 million for the three months ended March 31, 2024 from $4.5 million for the three months ended March 31, 2023 primarily due to the hiring of additional personnel to support the growth of the Company and a decrease in loan origination expenses related to loan origination fees due to a decrease in loan originations.

Other non-interest expense increased by $543,000, or 26.0%, to $2.6 million for the three months ended March 31, 2024 from $2.1 million for the three months ended March 31, 2023 due mainly to increases of $338,000 in miscellaneous other non-interest expense, $105,000 in service contracts expense, $42,000 in consulting fees, $25,000 in expenses related to the hiring of personnel, $24,000 in audit and accounting fees, $22,000 in directors compensation, $21,000 in directors, officers, and employee expenses, $13,000 in telephone expense, $7,000 in insurance expense, and $1,000 in office supplies. These increases were partially offset by a decrease of $54,000 in legal fees.

The increase of $338,000 in miscellaneous other non-interest expense was mainly due to increases of $339,000 in regulatory insurance premiums and assessments due to an increase in our total assets, $22,000 in dues and subscriptions, and $7,000 in check and correspondence bank charges. These increases were partially offset by decreases of $24,000 in miscellaneous charge-offs, $3,000 in postage expense, and $2,000 in miscellaneous expenses.

Service contracts expense increased by $105,000, or 32.9%, to $424,000 for the three months ended March 31, 2024 from $319,000 for the three months ended March 31, 2023 due to the increased cost to support the growth of the Company. Consultant fees increased by $42,000, or 22.3%, to $231,000 for the three months ended March 31, 2024 from $189,000 for the three months ended March 31, 2023 due to the upgrading of the Company’s telephone system.

Recruiting expense increased by $25,000, or 1,250.0%, to $27,000 for the three months ended March 31, 2024 from $2,000 for the three months ended March 31, 2023 due to the use of a traditional recruiting firm in 2024 compared to less reliance on traditional recruiting firms in 2023 for personnel hirings. Audit and accounting expense increased by

$24,000, or 21.7%, to $135,000 for the three months ended March 31, 2024 from $111,000 for the three months ended March 31, 2023 due to the Company’s growth.

Directors’ compensation increased by $22,000, or 9.8%, to $246,000 for the three months ended March 31, 2024 from $224,000 for the three months ended March 31, 2023 due to an increase in fees and an increase to the amortization of expenses due to the awarding of additional restricted stocks related to the 2022 Equity Incentive Plan. Directors, officers, and employee expenses increased by $21,000, or 36.2%, to $79,000 for the three months ended March 31, 2024 from $58,000 for the three months ended March 31, 2023 due to tuition payments for employees.

Telephone expense increased by $13,000, or 8.5%, to $170,000 for the three months ended March 31, 2024 from $157,000 for the three months ended March 31, 2023 due to increased usage to service customers. Insurance expense increased by $7,000, or 7.8%, to $102,000 for the three months ended March 31, 2024 from $95,000 for the three months ended March 31, 2023 due to a general increase in insurance premiums. Legal fees decreased by $54,000, or 45.0%, to $66,000 for the three months ended March 31, 2024 from $120,000 for the three months ended March 31, 2023 due to a reduction in transactions requiring legal services.

Outside data processing expense increased by $122,000, or 23.7%, to $637,000 for the three months ended March 31, 2024 from $515,000 for the three months ended March 31, 2023 due to an increase in transactions and additional data processing services.

Advertising expense increased by $39,000, or 79.6%, to $88,000 for the three months ended March 31, 2024 from $49,000 for the three months ended March 31, 2023 due mainly to advertising to promote interest rates offered on our deposit products. Occupancy expense increased by $38,000, or 5.7%, to $707,000 for the three months ended March 31, 2024 from $669,000 for the three months ended March 31, 2023 primarily as a result of the increased cost of operating office space.

Equipment expense decreased by $51,000, or 16.8%, to $253,000 for the three months ended March 31, 2024 from $304,000 for the three months ended March 31, 2023 due to a reduced need to purchase additional equipment. Real estate owned expense decreased by $10,000, or 47.6%, to $11,000 for the three months ended March 31, 2024 from $21,000 for the three months ended March 31, 2023 due to efforts to contain cost.

Income Taxes.  We recorded income tax expense of $4.7 million and $4.5 million for the three months ended March 31, 2024 and 2023, respectively. For the three months ended March 31, 2024, we had approximately $195,000 in tax exempt income, compared to approximately $182,000 in tax exempt income for the three months ended March 31, 2023. Our effective income tax rates were 29.0% and 28.7% for the three months ended March 31, 2024 and 2023, respectively.

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

	Three Months Ended March 31,
	2024			2023
	Average	Interest and	Yield/	Average	Interest and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost

Loans receivable	$1,612,343	$36,703	9.11%	$1,269,850	$27,575	8.69%
Securities	33,848	197	2.33	44,523	211	1.90
Federal Home Loan Bank stock	842	21	9.98	1,150	22	7.65
Other interest-earning assets	91,552	1,200	5.24	61,484	703	4.57
Total interest-earning assets	1,738,585	38,121	8.77	1,377,007	28,511	8.28
Allowance for credit losses	(5,091)			(5,459)
Non-interest-earning assets	88,859			80,900
Total assets	$1,822,353			$1,452,448

Interest bearing demand	$171,483	$1,817	4.24%	$90,199	$428	1.90%
Savings and club accounts	182,771	1,202	2.63	286,510	1,913	2.67
Certificates of deposit	810,586	9,375	4.63	431,259	3,211	2.98
Interest-bearing deposits	1,164,840	12,394	4.26	807,968	5,552	2.75
Borrowed money	$61,092	741	4.85	19,056	121	2.54
Interest-bearing liabilities	1,225,932	13,135	4.29	827,024	5,673	2.74
Non-interest-bearing demand	291,909			345,298
Other non-interest-bearing liabilities	18,090			15,181
Total liabilities	1,535,931			1,187,503
Equity	286,422			264,945
Total liabilities and equity	$1,822,353			$1,452,448
Net interest income/interest spread		$24,986	4.48%		$22,838	5.54%
Net interest margin			5.75%			6.63%
Net interest-earning assets	$512,653			$549,983
Average interest-earning assets to interest-bearing liabilities	141.82%			166.50%

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

	Three Months Ended 3/31/2024
	Compared to
	Three Months Ended 3/31/2023
	Increase (Decrease)
	Due to
	Volume	Rate	Total

	(Dollars in thousands)
Interest income:
Loans receivable	$7,742	$1,386	$9,128
Securities	(204)	190	(14)
Federal Home Loan Bank stock	(26)	25	(1)
Other interest-earning assets	383	114	497
Total	$7,895	$1,715	$9,610
Interest expense:
Interest bearing demand deposit	$587	$802	$1,389
Savings accounts	(683)	(28)	(711)
Certificates of deposits	3,784	2,380	6,164
Borrowed money	439	181	620
Total	4,127	3,335	7,462
Net change in net interest income	$3,768	$(1,620)	$2,148

Asset Quality

The following table sets forth information with respect to our non-performing assets at the dates indicated.

	March 31,	December 31,
	2024	2023

	(Dollars in thousands)
Total non-accrual loans	$4,385	$4,385
Total accruing loans past due 90 days or more	—	—
Total non-performing loans	4,385	4,385
Real estate owned	1,456	1,456
Total non-performing assets	$5,841	$5,841
Total non-performing loans to total loans	0.27%	0.28%
Total non-performing assets to total assets	0.31%	0.33%

Non-performing assets totaled $5.8 million at March 31, 2024 and December 31, 2023. At March 31, 2024 and December 31, 2023, we had two non-performing, non-accrual construction loans totaling $4.4 million secured by the same project located in the Bronx, New York. The other non-performing assets consisted of one foreclosed property at March 31, 2024 and December 31, 2023.

During the three months ended March 31, 2024, we did not collect any interest income from the loans that were in non-accrual status. We did not collect any interest income from loans that were in non-accrual status in 2023.

From time to time, as part of our loss mitigation strategy, we may modify loans to borrowers in financial distress by providing principal forgiveness, term extension, an other-than-insignificant payment delay, or interest rate reduction. When principal forgiveness is provided, the amount of forgiveness is charged-off against the allowance for credit losses. There were no new loan modifications to borrowers experiencing financial difficulties during the three months ended March 31, 2024 or 2023.

At March 31, 2024 and December 31, 2023, we had no loans modified to borrowers experiencing financial difficulty.

The following table sets forth an analysis of the activity in the allowance for credit losses related to loans for the periods indicated:

	March 31,	December 31,
	2024	2023

	(Dollars In Thousands)
Allowance at beginning of period	$5,093	$5,474
Impact of adopting ASC 326	—	(1,584)
Provision for credit losses	(145)	1,516
Net Charge-offs:
Residential real estate loans:
One- to four-family	—	—
Multifamily	—	—
Mixed-use	—	—
Total residential real estate loans	—	—
Non-residential real estate loans	—	—
Construction loans	—	159
Commercial and industrial loans	—	—
Consumer loans	21	154
Total net charge-offs	21	313
Allowance at end of period	$4,927	$5,093
Total loans outstanding	$1,654,626	$1,586,721
Average loans outstanding	1,612,343	1,401,492
Ratio of allowance to non-performing loans	—%	—%
Ratio of allowance to total loans	0.30%	0.32%
Ratio of net charge-offs to average loans	0.00%	0.02%
Non-performing loans	$4,385	$4,385

The Company’s allowance for credit losses related to loans totaled $4.9 million, or 0.30% of total loans as of March 31, 2024 compared to $5.1 million, or 0.32% of total loans as of December 31, 2023. In addition, the Company’s allowance for credit losses related to off-balance sheet commitments totaled $1.0 million and an allowance for credit losses related to held-to-maturity debt securities totaled $133,000 as of March 31, 2024 compared to $1.0 million and $136,000, respectively, at December 31, 2023.

The allowance for credit losses related to loans decreased by $166,000 to $4.9 million at March 31, 2024 from $5.1 million at December 31, 2023. The decrease in the allowances for credit losses was due primarily to a credit loss expense reduction for loans of $145,000 and charge-offs of $21,000 against various unpaid overdrafts in our demand deposit accounts.

The allowance for credit losses related to off-balance sheet commitments decreased by $17,000 to $1.0 million at March 31, 2024 from $1.0 million at December 31, 2023 due to a credit loss expense reduction of $17,000 at March 31, 2024.

The allowance for credit losses related to held-to-maturity of debt securities decreased by $3,000 due to a credit loss expense reduction of $3,000 at March 31, 2024.

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

Our Cash Liquidity ratio, On Balance Sheet Liquidity ratio, and On Balance Sheet Liquidity & Borrowing Capacity ratio averaged 7.2%, 9.4%, and 71.7%, respectively, for the three months ended March 31, 2024 compared to 6.7%, 9.6%, and 32.7%, respectively, for the year ended December 31, 2023. We adjust our liquidity levels to fund deposit outflows, pay real estate taxes on real estate loans, repay our borrowings, and to fund loan commitments. We also adjust liquidity as appropriate to meet asset and liability management objectives.

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

Our primary investing activities are the origination of construction loans, commercial and industrial loans, multifamily loans, and to a lesser extent, mixed-use real estate loans and other loans. For the three months ended March 31, 2024 and 2023, our loan originations totaled $180.5 million and $214.7 million, respectively. Cash received from the maturities and pay-downs on securities totaled $128,000 and $142,000 for the three months ended March 31, 2024 and 2023, respectively. We did not purchase any securities during the three months ended March 31, 2024 and March 31, 2023.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of New York to provide advances. As a member of the Federal Home Loan Bank of New York, we are required to own capital stock in the Federal Home Loan Bank of New York and are authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to credit-worthiness have been met. We had an available borrowing limit of $32.1 million and $29.7 million from the Federal Home Loan Bank of New York as of March 31, 2024 and December 31, 2023, respectively. There were $7.0 million and $14.0 million in Federal Home Loan Bank advances at March 31, 2024 and December 31, 2023, respectively.

The Federal Reserve Bank of New York (“FRBNY”) approved on August 30, 2023 the Bank’s eligibility to pledge loans under the Borrower-in-Custody program of the FRBNY thereby allowing the Bank to borrow from the Discount Window at the FRBNY. We had an available borrowing limit of $928.8 million and $865.1 million from the FRBNY as of March 31, 2024 and December 31, 2023, respectively. There were $40.0 million and $50.0 million in FRBNY borrowings at March 31, 2024 and December 31, 2023, respectively.

In addition, we are party to a loan agreement with ACBB under which we can borrow up to $8.0 million in short-term borrowings. There were no outstanding borrowings with ACBB at March 31, 2024 and December 31, 2023.

At March 31, 2024, we had unfunded commitments on construction and multi-family mortgage loans of $477.0 million, outstanding commitments to originate loans of $136.9 million, unfunded commitments under lines of credit of

$107.1 million, and unfunded standby letters of credit of $10.3 million. At March 31, 2024, certificates of deposit scheduled to mature in less than one year totaled $692.9 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In the event a significant portion of our deposits are not retained by us, we will have to utilize other funding sources, such as various types of sourced deposits, Federal Home Loan Bank advances, or Federal Reserve Bank borrowings, in order to maintain our level of assets. Alternatively, we could reduce our level of liquid assets, such as our cash and cash equivalents. In addition, the cost of such deposits may be significantly higher or lower depending on market interest rates at the time of renewal.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its stockholders and for the repurchase, if any, of its shares of common stock. At March 31, 2024, the Company had liquid assets of $2.4 million and $14.1 million in loan participations originated by the Bank which are held by the Company.

Off-Balance Sheet Arrangements

For the three months ended March 31, 2024, we did not engage in any off-balance sheet transactions reasonably likely to have a material adverse effect on our financial condition, results of operations or cash-flows.

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

Our objective is to manage our interest rate risk by determining whether a given movement in interest rates affects our net interest income and the market value of our portfolio equity in a positive or negative way and to execute strategies to maintain interest rate risk within established limits. The results at March 31, 2024 indicate the level of risk within the parameters of our model. Our management believes that the March 31, 2024 results indicate a profile that reflects interest rate risk exposures in both rising and declining rate environments for both net interest income and economic value.

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

If the results produce quantifiable interest rate risk exposure beyond our limits, then the testing will have served as a monitoring mechanism to allow us to initiate asset/liability strategies designed to reduce and therefore mitigate interest rate risk. The table below sets forth an approximation of our interest rate risk exposure. The simulation uses projected repricing of assets and liabilities at March 31, 2024. The income simulation analysis presented represents a one-year impact of the interest scenario assuming a static balance sheet. Various assumptions are made regarding the prepayment speed and optionality of loans, investment securities and deposits, which are based on analysis and market information. The assumptions regarding optionality, such as prepayments of loans and the effective lives and repricing of non-maturity deposit products, are documented periodically through evaluation of current market conditions and historical correlations to our specific asset and liability products under varying interest rate scenarios.

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

The table below sets forth, as of March 31, 2024, NorthEast Community Bank’s net portfolio value, the estimated changes in our net portfolio value and net interest income that would result from the designated instantaneous parallel changes in market interest rates.

	Twelve Month
	Net Interest Income	Net Portfolio Value
	Percent		Percent
Change in Interest Rates (Basis Points)	of Change	Estimated NPV	of Change
+200	14.01%	$312,235	2.56%
+100	7.06	309,522	1.67
0	—	304,443	—
-100	(8.68)	296,396	(2.64)
-200	(17.68)%	286,569	(5.87)%

As of March 31, 2024, based on the scenarios above, net interest income would increase by approximately 7.06% to 14.01%, over a one-year time horizon in a rising interest rate environment. One-year net interest income would decrease by approximately 8.68% to 17.68% in a declining interest rate environment over the same period.

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

Overall, our March 31, 2024 results indicate that we are adequately positioned with an acceptable net interest income and economic value at risk and that all interest rate risk results continue to be within our policy guidelines.

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

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

The Company is involved in various legal actions and claims arising in the normal course of business. In the opinion of management, these legal actions and claims are not expected to have a material adverse impact on the Company’s financial condition.

Item 1A. Risk Factors

For information regarding the Company’s risk factors, refer to “Item 1A: Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission on March 28, 2024. As of March 31, 2024, the risk factors of the Company have not changed materially from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

The following table provides information on repurchases by the Company of its common stock under the Company’s stock repurchase program during the three months ended March 31, 2024:

			Total Number of Shares	Maximum Number of
			Purchased as Part of	Shares that May Yet Be
	Total Number of	Average Price Paid	Publicly Announced	Purchased Under the
Period	Shares Purchased	Per Share	Plans or Programs	Plans or Programs
January 1 - 31, 2024	-	$-	-	573,298
February 1 - 29, 2024	18,300	15.77	18,300	554,998
March 1 - 31, 2024	61,760	15.35	61,760	493,238
Total	80,060		80,060

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the fiscal quarter ended March 31, 2024, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

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

The following materials from the Company’s Quarterly Report to Stockholders on Form 10-Q for the quarter ended March 31, 2024, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholder’s Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

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

Date: May 9, 2024

NORTHEAST COMMUNITY BANCORP, INC.

By:	/s/ Kenneth A. Martinek
Name:	Kenneth A. Martinek
Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Donald S. Hom
Name:	Donald S. Hom
Title:	Executive Vice President and Chief Financial Officer
(Principal Financial and Chief Accounting Officer)