Form 10-Q
period 2024-06-30
NorthEast Community Bancorp, Inc./MD/
filed 2024-08-09
CIK 1847398

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

As of August 7, 2024, there were 14,020,602 shares of the registrant’s common stock outstanding.

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

NORTHEAST COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	June 30,	December 31,
	2024	2023

	(In thousands, except share
	and per share amounts)
ASSETS
Cash and amounts due from depository institutions	$13,276	$13,394
Interest-bearing deposits	100,609	55,277
Total cash and cash equivalents	113,885	68,671
Certificates of deposit	100	100
Equity securities	18,000	18,102
Securities held-to-maturity ( net of allowance for credit losses of $126 and $136, fair value of $12,517 and $13,126, respectively )	15,392	15,860
Loans receivable	1,708,430	1,586,721
Deferred loan (fees) costs, net	(209)	176
Allowance for credit losses	(4,915)	(5,093)
Net loans	1,703,306	1,581,804
Premises and equipment, net	25,055	25,452
Investments in restricted stock, at cost	712	929
Bank owned life insurance	25,401	25,082
Accrued interest receivable	13,473	12,311
Real estate owned	1,456	1,456
Property held for investment	1,389	1,407
Right of Use Assets – Operating	4,286	4,566
Right of Use Assets – Financing	349	351
Other assets	7,384	8,044
Total assets	$1,930,188	$1,764,135
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing	$285,541	$300,184
Interest bearing	1,278,309	1,099,852
Total deposits	1,563,850	1,400,036
Advance payments by borrowers for taxes and insurance	1,903	2,020
Borrowings	47,000	64,000
Lease Liability – Operating	4,370	4,625
Lease Liability – Financing	590	571
Accounts payable and accrued expenses	12,500	13,558
Total liabilities	1,630,213	1,484,810

See notes to interim unaudited consolidated financial statements.

NORTHEAST COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (continued)

(Unaudited)

	June 30,	December 31,
	2024	2023

	(In thousands, except share
	and per share amounts)
Stockholders’ equity:
Preferred stock, $0.01 par value; 25,000,000 shares authorized; none issued or outstanding	$—	$—
Common stock, $0.01 par value; 75,000,000 shares authorized; 13,990,602 shares and 14,144,856 shares issued and outstanding, respectively	140	142
Additional paid-in capital	108,630	109,924
Unearned Employee Stock Ownership Plan (“ESOP”) shares	(6,128)	(6,563)
Retained earnings	197,010	175,505
Accumulated other comprehensive income	323	317
Total stockholders’ equity	299,975	279,325
Total liabilities and stockholders’ equity	$1,930,188	$1,764,135

See notes to interim unaudited consolidated financial statements.

NORTHEAST COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(In thousands, except share		(In thousands, except
	and per share amounts)		per share amounts)
INTEREST INCOME:
Loans	$38,634	$30,494	$75,337	$58,069
Interest-earning deposits	1,385	1,001	2,585	1,705
Securities	218	219	436	452
Total Interest Income	40,237	31,714	78,358	60,226
INTEREST EXPENSE:
Deposits	13,435	7,609	25,829	13,161
Borrowings	570	78	1,302	190
Financing lease	10	9	19	19
Total Interest Expense	14,015	7,696	27,150	13,370
Net Interest Income	26,222	24,018	51,208	46,856
Provision for (reversal of) credit loss	(226)	610	(391)	611
Net Interest Income after Provision for (Reversal of) Credit Loss	26,448	23,408	51,599	46,245
NON-INTEREST INCOME:
Other loan fees and service charges	563	447	1,025	1,054
Earnings on bank owned life insurance	162	553	319	704
Investment advisory fees	-	113	-	229
Unrealized (loss) gain on equity securities	(20)	(123)	(102)	102
Other	26	30	43	46
Total Non-Interest Income	731	1,020	1,285	2,135
NON-INTEREST EXPENSES:
Salaries and employee benefits	5,252	4,837	10,603	9,378
Occupancy expense	674	605	1,381	1,274
Equipment	221	300	474	604
Outside data processing	607	554	1,243	1,069
Advertising	94	238	182	288
Real estate owned expense	27	21	39	41
Other	2,623	2,326	5,257	4,417
Total Non-Interest Expenses	9,498	8,881	19,179	17,071
INCOME BEFORE PROVISION FOR INCOME TAXES	17,681	15,547	33,705	31,309
PROVISION FOR INCOME TAXES	4,883	4,460	9,533	8,978
NET INCOME	$12,798	$11,087	$24,172	$22,331

EARNINGS PER COMMON SHARE – BASIC	$0.98	$0.75	$1.84	$1.56
EARNINGS PER COMMON SHARE – DILUTED	0.97	0.75	1.83	1.56
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC	13,084	14,700	13,119	14,322
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – DILUTED	13,181	14,731	13,205	14,361

See notes to interim unaudited consolidated financial statements.

NORTHEAST COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(In thousands)		(In thousands)
Net Income	$12,798	$11,087	$24,172	$22,331
Other comprehensive income:
Defined benefit pension:
Reclassification adjustments out of accumulated other comprehensive income:
Amortization of actuarial gain	(13)	(8)	(26)	(16)
Actuarial loss arising during period	18	18	36	36
Total	5	10	10	20
Income tax effect¹	(2)	(2)	(4)	(5)
Total other comprehensive income	3	8	6	15
Total Comprehensive Income	$12,801	$11,095	$24,178	$22,346

¹Amounts are included in provision for income taxes in the consolidated statements of income.

See notes to interim unaudited consolidated financial statements.

NORTHEAST COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Three and Six Months Ended June 30, 2024 and 2023

(Unaudited)

						Accumulated
			Additional			Other
	Number of	Common	Paid- in	Unearned	Retained	Comprehensive
	Shares, net	Stock	Capital	ESOP Shares	Earnings	Income	Total

	(In thousands, except share and per share amounts)

Balance – December 31, 2023	14,144,856	$142	$109,924	$(6,563)	$175,505	$317	$279,325
Net income	—	—	—	—	11,374	—	11,374
Other comprehensive income	—	—	—	—	—	3	3
Cash dividend declared ($0.10 per share)	—	—	—	—	(1,337)	—	(1,337)
Stock repurchases	(80,060)	(1)	(1,250)	—	—	—	(1,251)
Compensation expense related to restricted stock awards	—	—	252	—	—	—	252
Compensation expense related to stock options	—	—	192	—	—	—	192
Stock option exercise	1,000	—	14	—	—	—	14
ESOP shares earned	—	—	135	217	—	—	352
Balance - March 31, 2024	14,065,796	$141	$109,267	$(6,346)	$185,542	$320	$288,924
Net income	—	—	—	—	12,798	—	12,798
Other comprehensive income	—	—	—	—	—	3	3
Cash dividend declared ($0.10 per share)	—	—	—	—	(1,330)	—	(1,330)
Stock repurchases	(75,194)	(1)	(1,222)	—	—	—	(1,223)
Compensation expense related to restricted stock awards	—	—	252	—	—	—	252
Compensation expense related to stock options	—	—	192	—	—	—	192
Stock option exercise	—	—	—	—	—	—	—
ESOP shares earned	—	—	141	218	—	—	359
Balance – June 30, 2024	13,990,602	$140	$108,630	$(6,128)	$197,010	$323	$299,975

						Accumulated
			Additional			Other
	Number of	Common	Paid- in	Unearned	Retained	Comprehensive
	Shares, net	Stock	Capital	ESOP Shares	Earnings	Income	Total

	(In thousands, except share and per share amounts)

Balance – December 31, 2022	16,049,454	$161	$136,434	$(7,432)	$132,670	$156	$261,989
Net income	—	—	—	—	11,244	—	11,244
Other comprehensive income	—	—	—	—	—	7	7
Cash dividend declared ($0.06 per share)	—	—	—	—	(875)	—	(875)
Stock repurchases	(723,626)	(8)	(10,514)	—	—	—	(10,522)
Compensation expense related to restricted stock awards	—	—	241	—	—	—	241
Compensation expense related to stock options	—	—	192	—	—	—	192
Cumulative effect of adoption of ASU 2016-13	—	—	—	—	(99)	—	(99)
ESOP shares earned	—	—	109	217	—	—	326
Balance - March 31, 2023	15,325,828	$153	$126,462	$(7,215)	$142,940	$163	$262,503
Net income	—	—	—	—	11,087	—	11,087
Other comprehensive income	—	—	—	—	—	8	8
Cash dividend declared ($0.06 per share)	—	—	—	—	(845)	—	(845)
Stock repurchases	(288,890)	(3)	(3,917)	—	—	—	(3,920)
Compensation expense related to restricted stock awards	—	—	241	—	—	—	241
Compensation expense related to stock options	—	—	192	—	—	—	192
ESOP shares earned	—	—	76	218	—	—	294
Balance - June 30, 2023	15,036,938	$150	$123,054	$(6,997)	$153,182	$171	$269,560

See notes to interim unaudited consolidated financial statements.

NORTHEAST COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2024	2023

	(In thousands)
Cash Flows from Operating Activities:
Net income	$24,172	$22,331
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of securities premiums and discounts, net	3	17
Provision for (reversal of) credit losses	(391)	611
Depreciation	598	634
Net (accretion) amortization of deferred loan fees and costs	(67)	193
Deferred income tax benefit	(319)	(89)
Unrealized loss (gain) recognized on equity securities	102	(102)
Earnings on bank owned life insurance	(319)	(704)
ESOP compensation expense	711	620
Compensation expense related to stock options	384	384
Compensation expense related to restricted stock	504	482
Increase in accrued interest receivable	(1,162)	(1,935)
Decrease (increase) in other assets	1,279	(1,266)
Decrease in accounts payable - loan closing	(99)	(2,672)
Decrease in accounts payable and accrued expenses	(1,366)	(559)
Net Cash Provided by Operating Activities	24,030	17,945
Cash Flows from Investing Activities:
Net increase in loans	(124,714)	(202,371)
Proceeds from sale of loans	3,424	26,286
Proceeds from bank owned life insurance	—	1,827
Principal repayments on securities available-for-sale	—	1
Principal repayments on securities held-to-maturity	476	10,467
Purchase of restricted stock	(98)	—
Redemptions of restricted stock	315	309
Purchases of premises and equipment	(201)	(217)
Net Cash Used in Investing Activities	(120,798)	(163,698)
Cash Flows from Financing Activities:
Net increase in deposits	163,814	193,861
Repayment of FRB borrowings	(10,000)	—
Repayment of FHLB of NY advances	(7,000)	(7,000)
Stock repurchases	(2,474)	(14,442)
Stock option exercised	14	—
Decrease in advance payments by borrowers for taxes and insurance	(117)	(216)
Cash dividends paid	(2,255)	(1,883)
Net Cash Provided by Financing Activities	141,982	170,320
Net Increase in Cash and Cash Equivalents	45,214	24,567
Cash and Cash Equivalents – Beginning	68,671	95,308
Cash and Cash Equivalents – Ending	$113,885	$119,875

See notes to interim unaudited consolidated financial statements.

NORTHEAST COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

	Six Months Ended June 30,
	2024	2023

	(In thousands)
Supplementary Cash Flows Information:
Income taxes paid	$8,844	$10,936
Interest paid	$26,728	$13,232
Recognition of lease liability – finance	$—	$—
Dividends declared and not paid	$1,400	$902

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

The Bank’s principal business consists of originating primarily construction loans and, to a lesser extent, commercial and industrial loans and multifamily and mixed-use residential real estate loans and non-residential real estate loans. The Bank offers a variety of retail deposit products to the general public in the areas surrounding its main office and its branch offices, with interest rates that are competitive with those of similar products offered by other financial institutions operating in its market area. The Bank also utilizes borrowings, brokered deposits, military deposits, and listing deposit services as sources of funds. The Bank’s revenues are derived primarily from interest on loans and, to a lesser extent, interest on investment securities and mortgage-backed securities. The Bank also generates revenues from other income including deposit fees and service charges.

The Bank previously offered investment advisory and financial planning services under the name Harbor West Wealth Management Group, a division of the Bank, through a networking arrangement with a registered broker-dealer and investment advisor. The Bank entered into an agreement to sell all of the Bank’s assets relating to Harbor West Wealth Management Group to a third party in December 2023, and the sale closed in January 2024. As a result of the transaction, the Bank no longer offers these services and no longer generates investment advisory fees.

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

Loan Concentration Risk:

The Company’s lending activity is concentrated in construction loans secured by the construction primarily of multi-family, residential condominium properties, and occasionally non-residential properties located in New York State and by occasionally the renovation of multi-family properties in Massachusetts. As of June 30, 2024 and December 31, 2023, the Company had a majority of construction loans located in New York State, including $680.0 million and $626.0 million in the Bronx, $230.4 million and $198.5 million in the Town of Monroe, $124.6 million and $133.7 million in the Hamlet of Monsey, and $121.2 million and $105.9 million in the Village of Spring Valley. At June 30, 2024, the Company had $75.9 million, or 5.7%, of construction loans located in Rockland County, New York, related to office space or commercial use.

Note 2 — Regulatory Capital

The Company and the Bank are subject to regulatory capital requirements promulgated by the federal banking agencies. The Federal Reserve establishes capital requirements, including well capitalized standards, for the consolidated bank holding company, and the FDIC has similar requirements for the Company’s subsidiary bank. However, the Federal Reserve has provided a “small bank holding company” exception to its consolidated capital requirements for holding companies, and legislation and the related issuance of regulations by the Federal Reserve Board have established the current threshold for the exception at $3.0 billion. As a result, the Company will not be subject to the consolidated holding company capital requirement until such time as its consolidated assets exceed $3.0 billion. The Bank met all capital adequacy requirements to which it was subject as of June 30, 2024 and December 31, 2023.

The following table presents information about the Bank’s capital levels at the dates presented:

			Regulatory Capital Requirements
			Minimum Capital					For Classification as
	Actual		Adequacy(1)					Well-Capitalized
	Amount	Ratio	Amount			Ratio		Amount			Ratio

	(Dollars in Thousands)
As of June 30, 2024:
Total capital (to risk-weighted assets)	$275,594	13.66%	$	≥	161,440	≥	8.00%	$	≥	201,800	≥	10.00%
Tier 1 capital (to risk-weighted assets)	269,778	13.37		≥	121,080	≥	6.00		≥	161,440	≥	8.00
Common equity tier 1 capital (to risk-weighted assets)	269,778	13.37		≥	90,810	≥	4.50		≥	131,170	≥	6.50
Core (Tier 1) capital (to adjusted total assets)	269,778	14.37		≥	75,081	≥	4.00		≥	93,851	≥	5.00
As of December 31, 2023:
Total capital (to risk-weighted assets)	$255,252	13.43%	$	≥	152,097	≥	8.00%	$	≥	190,121	≥	10.00%
Tier 1 capital (to risk-weighted assets)	249,013	13.10		≥	114,072	≥	6.00		≥	152,097	≥	8.00
Common equity tier 1 capital (to risk-weighted assets)	249,013	13.10		≥	85,554	≥	4.50		≥	123,579	≥	6.50
Core (Tier 1) capital (to adjusted total assets)	249,013	14.43		≥	69,007	≥	4.00		≥	86,259	≥	5.00
(1)	Ratios do not include the capital conservation buffer.

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

The following table sets forth the computations of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(In Thousands, except per share data)		(In Thousands, except per share data)
Net income (basic and diluted)	$12,798	$11,087	$24,172	$22,331

Weighted average shares issued	14,028	15,820	14,073	15,431
Less: Weighted average unearned ESOP shares	(660)	(768)	(670)	(757)
Less: Weighted average unvested restricted shares	(284)	(352)	(284)	(352)
Basic weighted average shares outstanding	13,084	14,700	13,119	14,322
Add: Dilutive effect of restricted stock	78	31	69	—
Add: Dilutive effect of stock options	19	—	17	39
Diluted weighted average shares outstanding	13,181	14,731	13,205	14,361

Net income per share
Basic	$0.98	$0.75	$1.84	$1.56
Diluted	$0.97	$0.75	$1.83	$1.56

Note 4 — Equity Securities

The following table is the schedule of equity securities at June 30, 2024 and December 31, 2023. Our equity securities portfolio consists of our investment in a market-rate bond mutual fund that invests in high quality fixed income bonds, mainly government agency securities whose proceeds are designed to positively impact community development throughout the United States. The mutual fund focuses exclusively on providing affordable housing for low- and moderate-income borrowers and renters within our delineated lending areas, including those in majority minority census tracts. The high-quality fixed income bonds consist of 90% agency mortgage-backed securities and 10% state and municipal bonds. All agency mortgage-backed securities are issued by U.S. government entities and agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses.

	June 30,	December 31,
	2024	2023

	(In Thousands)
Equity Securities, at Fair Value	$18,000	$18,102

The following is a summary of unrealized loss or gain recognized in net income on equity securities during the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(In Thousands)		(In Thousands)

Net (loss) gain recognized on equity securities during the period	$(20)	$(123)	$(102)	$102
Less: Net losses realized on the sale of equity securities during the period	—	—	—	—
Unrealized net (loss) gain recognized on equity securities held at the reporting date	$(20)	$(123)	$(102)	$102

Note 5 — Securities Held-to-Maturity

The following table summarizes the Company’s portfolio of securities held-to-maturity at June 30, 2024 and December 31, 2023.

	June 30, 2024
		Gross	Gross		Allowance
	Amortized	Unrealized	Unrealized	Fair	for
	Cost	Gains	Losses	Value	Credit Loss

	(In Thousands)
Mortgage-backed securities – residential:
Government National Mortgage Association	$436	$	$9	$427	$—
Federal Home Loan Mortgage Corporation	822	—	118	704	—
Federal National Mortgage Association	1,832	—	207	1,625	—
Collateralized mortgage obligations – GSE	2,836	—	628	2,208	—
Total mortgage-backed securities	5,926	—	962	4,964	—
Municipal Bonds	9,592	—	2,039	7,553	126
	$15,518	$—	$3,001	$12,517	$126

	December 31, 2023
		Gross	Gross		Allowance
	Amortized	Unrealized	Unrealized	Fair	for
	Cost	Gains	Losses	Value	Credit Loss

	(In Thousands)
Mortgage-backed securities – residential:
Government National Mortgage Association	$452	$—	$7	$445	$—
Federal Home Loan Mortgage Corporation	868	—	114	754	—
Federal National Mortgage Association	1,985	—	198	1,787	—
Collateralized mortgage obligations – GSE	2,889	—	580	2,309	—
Total mortgage-backed securities	6,194	—	899	5,295	—
Municipal Bonds	9,802	—	1,971	7,831	136
	$15,996	$—	$2,870	$13,126	$136

Contractual final maturities of mortgage-backed securities and municipal bonds were as follows at June 30, 2024:

	June 30, 2024
	Amortized	Fair
	Cost	Value

	(In Thousands)
Due within one year	$723	$644
Due after one but within five years	1,939	1,582
Due after five but within ten years	3,173	2,630
Due after ten years	9,683	7,661
	$15,518	$12,517

The maturities shown above are based upon contractual final maturity. Actual maturities will differ from contractual maturities due to scheduled monthly repayments and due to the underlying borrowers having the right to prepay their obligations.

The activity in the allowance for credit losses for debt securities held-to-maturity for the three and six months ended June 30, 2024 and 2023 was as follows:

Municipal Bonds
Balance – December 31, 2023	$136
Provision for (reversal of) credit loss	(3)
Balance – March 31, 2024	$133
Provision for (reversal of) credit loss	(7)
Balance – June 30, 2024	$126

Municipal Bonds
Balance – December 31, 2022	$-
Impact of adopting ASC 326	132
Provision for credit loss	4
Balance – March 31, 2023	$136
Provision for (reversal of) credit loss	(1)
Balance – June 30, 2023	$135

The age of unrealized losses and the fair value of related securities held-to-maturity, for which an allowance for credit losses was not deemed necessary, were as follows:

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

	(In Thousands)
June 30, 2024:
Mortgage-backed securities - residential:
Government National Mortgage Association	$—	$—	$427	$9	$427	$9
Federal Home Loan Mortgage Corporation	—	—	704	118	704	118
Federal National Mortgage Association	—	—	1,625	207	1,625	207
Collateralized mortgage obligations – GSE	—	—	2,208	628	2,208	628
Total mortgage-backed securities	$—	$—	$4,964	$962	$4,964	$962

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

	(In Thousands)
December 31, 2023:
Mortgage-backed securities - residential:
Government National Mortgage Association	$—	$—	$445	$7	$445	$7
Federal Home Loan Mortgage Corporation	—	—	754	114	754	114
Federal National Mortgage Association	—	—	1,787	198	1,787	198
Collateralized mortgage obligations – GSE	—	—	2,309	580	2,309	580
Total mortgage-backed securities	$—	$—	$5,295	$899	$5,295	$899

At June 30, 2024, twenty-six mortgage-backed securities had unrealized losses due to interest rate volatility. Management concluded that the unrealized loss reflected above was temporary in nature since the unrealized loss was related primarily to market interest rate volatility, and was not related to the underlying credit quality of the issuers of the securities. Additionally, the Company has the ability and intent to hold the securities for the time necessary to recover the amortized cost. At December 31, 2023, there were thirty-two mortgage-backed securities that had unrealized losses due to interest rate volatility.

Credit Quality Indicators

The held to maturity securities portfolio consists of agency mortgage-backed securities and municipal bonds. All agency mortgage-backed securities are issued by U.S. government entities and agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. The seven municipal bonds in the portfolio carry no lower than A ratings from the rating agencies at June 30, 2024 and have no realized losses since they were issued. The Company regularly monitors the municipal bonds sector of the market and reviews collectability including such factors as the financial condition of the issuers as well as credit ratings in effect as of the reporting period.

Note 6 — Loans Receivable and the Allowance for Credit Losses

The composition of loans was as follows at June 30, 2024 and December 31, 2023:

	June 30,	December 31,
	2024	2023

	(In Thousands)
Residential real estate:
One-to-four family	$4,600	$5,252
Multi-family	199,865	198,927
Mixed-use	28,305	29,643
Total residential real estate	232,770	233,822
Non-residential real estate	30,556	21,130
Construction	1,329,953	1,219,413
Commercial and industrial	113,471	111,116
Consumer	1,680	1,240
Total Loans	1,708,430	1,586,721
Deferred loan (fees) costs, net	(209)	176
Allowance for credit losses	(4,915)	(5,093)
	$1,703,306	$1,581,804

Loans serviced for the benefit of others totaled approximately $45.6 million and $40.7 million at June 30, 2024 and December 31, 2023, respectively. The value of mortgage servicing rights was not material at June 30, 2024 and December 31, 2023.

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

The following tables summarize the allocation of the allowance for credit losses and loans receivable by loan class and credit loss method at June 30, 2024 and December 31, 2023:

At June 30, 2024:

		Non-		Commercial
	Residential	residential		and
	Real Estate	Real Estate	Construction	Industrial	Consumer	Total

	(In Thousands)
Allowance for credit losses:
Ending balance	$2,024	$379	$1,868	$477	$167	$4,915
Ending balance: individually evaluated for credit loss	$—	$—	$—	$—	$—	$—
Ending balance: collectively evaluated for credit loss	$2,024	$379	$1,868	$477	$167	$4,915
Loans receivable:
Ending balance	$232,770	$30,556	$1,329,953	$113,471	$1,680	$1,708,430
Ending balance: individually evaluated for credit loss	$—	$—	$4,404	$—	$—	$4,404
Ending balance: collectively evaluated for credit loss	$232,770	$30,556	$1,325,549	$113,471	$1,680	$1,704,026

At December 31, 2023:

		Non-		Commercial
	Residential	residential		and
	Real Estate	Real Estate	Construction	Industrial	Consumer	Total

	(In Thousands)
Allowance for credit losses:
Ending balance	$2,433	$126	$1,914	$472	$148	$5,093
Ending balance: individually evaluated for credit loss	$—	$—	$—	$—	$—	$—
Ending balance: collectively evaluated for credit loss	$2,433	$126	$1,914	$472	$148	$5,093
Loans receivable:
Ending balance	$233,822	$21,130	$1,219,413	$111,116	$1,240	$1,586,721
Ending balance: individually evaluated for credit loss	$—	$—	$4,385	$—	$—	$4,385
Ending balance: collectively evaluated for credit loss	$233,822	$21,130	$1,215,028	$111,116	$1,240	$1,582,336

The activity in the allowance for credit loss by loan class for the three and six months ended June 30, 2024 and 2023 was as follows:

		Non-		Commercial
	Residential	residential		and
	Real Estate	Real Estate	Construction	Industrial	Consumer	Unallocated	Total

	(In Thousands)
Allowance for credit losses:
Balance -March 31, 2024	$2,229	$110	$1,969	$422	$197	$—	$4,927
Charge-offs	—	—	—	—	(12)	—	(12)
Recoveries	—	—	—	—	—	—	—
Provision (reversal of)	(205)	269	(101)	55	(18)	—	—
Balance -June 30, 2024	$2,024	$379	$1,868	$477	$167	$—	$4,915

		Non-		Commercial
	Residential	residential		and
	Real Estate	Real Estate	Construction	Industrial	Consumer	Unallocated	Total

	(In Thousands)
Allowance for loan losses:
Balance - March 31, 2023	$1,474	$122	$1,842	$506	$122	$—	$4,066
Charge-offs	—	—	(159)	—	(35)	—	(194)
Recoveries	—	—	—	—	—	—	—
Provision (Benefit)	85	(4)	440	9	(2)	—	528
Balance - June 30, 2023	$1,559	$118	$2,123	$515	$85	$—	$4,400

		Non-		Commercial
	Residential	residential		and
	Real Estate	Real Estate	Construction	Industrial	Consumer	Unallocated	Total

	(In Thousands)
Allowance for credit losses:
Balance - December 31, 2023	$2,433	$126	$1,914	$472	$148	$—	$5,093
Charge-offs	—	—	—	—	(33)	—	(33)
Recoveries	—	—	—	—	—	—	—
Provision (reversal of)	(409)	253	(46)	5	52	—	(145)
Balance - June 30, 2024	$2,024	$379	$1,868	$477	$167	$—	$4,915

		Non-		Commercial
	Residential	residential		and
	Real Estate	Real Estate	Construction	Industrial	Consumer	Unallocated	Total

	(In Thousands)
Allowance for loan losses:
Balance - December 31, 2022	$528	$131	$3,835	$955	$18	$7	$5,474
Impact of adopting ASC 326	895	7	(2,086)	(437)	44	(7)	(1,584)
Charge-offs	—	—	(159)	—	(56)	—	(215)
Recoveries	—	—	—	—	—	—	—
Provision (Benefit)	136	(20)	533	(3)	79	—	725
Balance - June 30, 2023	$1,559	$118	$2,123	$515	$85	$—	$4,400

During the three months ended June 30, 2024, the reversal of provision recorded for residential real estate loans was primarily attributed to reduced credit risk. The provision expenses recorded for non-residential real estate loans and commercial and industrial loans were primarily attributed to the increased loan balances. The reversal of provision recorded for consumer loans was primarily attributed to the reduced credit risk on deposit account overdrafts. The reversal of provision recorded for constructions loans was primarily attributed to improving sub-market housing conditions during the second quarter of 2024, offset by slightly increased loan balances.

During the three months ended June 30, 2023, the provision expenses recorded for construction loans and residential real estate loans were primarily attributed to the increased loan balances. The reversal of provision recorded for non-residential real estate loans and consumer loans were primarily attributed to the decreased loan and deposit account overdraft balances, respectively.

During the six months ended June 30, 2024, the reversal of provision recorded for residential real estate loans was primarily attributed to reduced credit risk and a slight decrease of loan balances. The provision expenses recorded for non-residential real estate loans and commercial and industrial loans were primarily attributed to the increased loan balances. The provision expenses recorded for consumer loans was primarily attributed to increased deposit account overdraft balances. The reversal of provision recorded for constructions loans was primarily attributed to improving economic and sub-market housing conditions during the six months ended June 30, 2024, offset by increased loan balances.

During the six months ended June 30, 2023, the provision expenses recorded for construction loans and residential real estate loans were primarily attributed to the increased loan balances. The provision expenses recorded for consumer loans were primarily attributed to the increased deposit account overdraft balances. The reversal of provision recorded on non-residential real estate loans and commercial and industrial loans were primarily attributed to decreased loan balances.

The Company had two individually evaluated loans, totaling $4.4 million, which are collateral-dependent construction loans, secured by multi-family real estate, at June 30, 2024 and December 31, 2023, respectively. The two loans are secured by the same project located in the Bronx, New York, and are currently placed on non-accrual status. There was no interest income recognized from non-accrual loans as of June 30, 2024 and 2023.

The following tables provide information about delinquencies in our loan portfolio at the dates indicated.

Age Analysis of Past Due Loans as of June 30, 2024:

							Recorded
							Investment >
	30 – 59 Days	60 – 89 Days	Greater Than	Total Past		Total Loans	90 Days and
	Past Due	Past Due	90 Days	Due	Current	Receivable	Accruing

	(In Thousands)
Residential real estate:
One- to four-family	$—	$—	$—	$—	$4,600	$4,600	$—
Multi-family	—	924	—	924	198,941	199,865	—
Mixed-use	—	—	—	—	28,305	28,305	—
Non-residential real estate	—	—	—	—	30,556	30,556	—
Construction loans	8,750	—	4,404	13,154	1,316,799	1,329,953	—
Commercial and industrial loans	1,125	—	—	1,125	112,346	113,471	—
Consumer	—	—	—	—	1,680	1,680	—
	$9,875	$924	$4,404	$15,203	$1,693,227	$1,708,430	$—

In July 2024, the $924,000 multi-family loan past due over 60 days and two construction loans totaling $1.6 million past due over 30 days were brought current.

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

The following table presents the risk category of loans at June 30, 2024 by loan segment and vintage year:

							Revolving	Revolving
	Term Loans Amortized Costs Basis by Origination Year						Loans	Loans
							Amortized	Converted
June 30, 2024	2024	2023	2022	2021	2020	Prior	Cost Basis	to Term	Total
Residential real estate
Risk Rating
Pass	$5,100	$79,233	$71,013	$24,366	$10,567	$41,567	$-	$-	$231,846
Special Mention	-	-	-	-	924	-	-	-	924
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total	$5,100	$79,233	$71,013	$24,366	$11,491	$41,567	$-	$-	$232,770

Residential real estate
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Non-residential real estate
Risk Rating
Pass	$14,000	$1,586	$247	$1,810	$985	$11,928	$-	$-	$30,556
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total	$14,000	$1,586	$247	$1,810	$985	$11,928	$-	$-	$30,556

Non-residential real estate
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Construction					-
Risk Rating
Pass	$145,166	$454,197	$429,044	$189,449	$45,810	$61,883	$-	$-	$1,325,549
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	4,404	-	-	-	4,404
Doubtful	-	-	-	-	-	-	-	-	-
Total	$145,166	$454,197	$429,044	$189,449	$50,214	$61,883	$-	$-	$1,329,953

Construction
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Commercial and industrial					-
Risk Rating
Pass	$665	$4,717	$7,572	$335	$261	$2,196	$97,725	$-	$113,471
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total	$665	$4,717	$7,572	$335	$261	$2,196	$97,725	$-	$113,471

Commercial and industrial
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Consumer					-
Risk Rating
Pass	$1,668	$-	$-	$-	$-	$12	$-	$-	$1,680
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total	$1,668	$-	$-	$-	$-	$12	$-	$-	$1,680

Consumer
Current period gross charge-offs	$33	$-	$-	$-	$-	$-	$-	$-	$33

Total					-
Risk Rating
Pass	$166,599	$539,733	$507,876	$215,960	$57,623	$117,586	$97,725	$-	$1,703,102
Special Mention	-	-	-	-	924	-	-	-	924
Substandard	-	-	-	-	4,404	-	-	-	4,404
Doubtful	-	-	-	-	-	-	-	-	-
Total	$166,599	$539,733	$507,876	$215,960	$62,951	$117,586	$97,725	$-	$1,708,430
Total
Current period gross charge-offs	$33	$-	$-	$-	$-	$-	$-	$-	$33

The following table presents the risk category of loans at December 31, 2023 by loan segment and vintage year:

								Revolving	Revolving
	Term Loans Amortized Costs Basis by Origination Year							Loans	Loans
								Amortized	Converted
December 31, 2023	2023	2022	2021	2020	2019		Prior	Cost Basis	to Term	Total
Residential real estate
Risk Rating
Pass	$81,379	$71,932	$24,504	$10,696	$1,326		$43,070	$-	$-	$232,907
Special Mention	-	-	-	915	-		-	-	-	915
Substandard	-	-	-	-	-		-	-	-	-
Doubtful	-	-	-	-	-		-	-	-	-
Total	$81,379	$71,932	$24,504	$11,611	$1,326		$43,070	$-	$-	$233,822
Residential real estate
Current period gross charge-offs	$-	$-	$-	$-	$-		$-	$-	$-	$-

Non-residential real estate
Risk Rating
Pass	$1,602	$251	$1,841	$995	$379		$16,062	$-	$-	$21,130
Special Mention	-	-	-	-	-		-	-	-	-
Substandard	-	-	-	-	-		-	-	-	-
Doubtful	-	-	-	-	-		-	-	-	-
Total	$1,602	$251	$1,841	$995	$379		$16,062	$-	$-	$21,130
Non-residential real estate
Current period gross charge-offs	$-	$-	$-	$-	$-		$-	$-	$-	$-

Construction
Risk Rating
Pass	$376,763	$501,012	$216,901	$55,865	$25,150		$39,337	$-	$-	$1,215,028
Special Mention	-	-	-	-	-		-	-	-	-
Substandard	-	-	-	4,385	-		-	-	-	4,385
Doubtful	-	-	-	-	-		-	-	-	-
Total	$376,763	$501,012	$216,901	$60,250	$25,150		$39,337	$-	$-	$1,219,413
Construction
Current period gross charge-offs	$-	$-	$-	$-	$-		$159	$-	$-	$159

Commercial and industrial
Risk Rating
Pass	$5,057	$8,329	$436	$435	$308		$2,195	$91,301	$3,055	$111,116
Special Mention	-	-	-	-	-		-	-	-	-
Substandard	-	-	-	-	-		-	-	-	-
Doubtful	-	-	-	-	-		-	-	-	-
Total	$5,057	$8,329	$436	$435	$308		$2,195	$91,301	$3,055	$111,116
Commercial and industrial
Current period gross charge-offs	$-	$-	$-	$-	$-		$-	$-	$-	$-

Consumer
Risk Rating
Pass	$1,229	$-	$-	$-	$-	$		$11	$-	$1,240
Special Mention	-	-	-	-	-		-	-	-	-
Substandard	-	-	-	-	-		-	-	-	-
Doubtful	-	-	-	-	-		-	-	-	-
Total	$1,229	$-	$-	$-	$-		$-	$11	$-	$1,240
Consumer
Current period gross charge-offs	$154	$-	$-	$-	$-		$-	$-	$-	$154

Total
Risk Rating
Pass	$466,030	$581,524	$243,682	$67,991	$27,163		$100,664	$91,312	$3,055	$1,581,421
Special Mention	-	-	-	915	-		-	-	-	915
Substandard	-	-	-	4,385	-		-	-	-	4,385
Doubtful	-	-	-	-	-		-	-	-	-
Total	$466,030	$581,524	$243,682	$73,291	$27,163		$100,664	$91,312	$3,055	$1,586,721
Total
Current period gross charge-offs	$154	$-	$-	$-	$-		$159	$-	$-	$313

Modifications to Borrowers Experiencing Financial Difficulty:

Occasionally, the Company modifies loans to borrowers in financial distress by providing principal forgiveness, term extension, an other-than-insignificant payment delay, or interest rate reduction. When principal forgiveness is provided, the amount of forgiveness is charged-off against the allowance for credit losses.

In some cases, the Company provides multiple types of concessions on a loan. Typically, one type of concession, such as a term extension, is granted initially. If the borrower continues to experience financial difficulty, another concession, such as principal forgiveness, may be granted.

There were no loans modified to borrowers experiencing financial difficulty during the three and six months ended June 30, 2024 or the year ended December 31, 2023.

Allowance for Credit Losses on Off-Balance Sheet Commitments:

The following table presents the activity in the allowance for credit losses related to off-balance sheet commitments, that is included in accounts payable and accrued expenses on the consolidated statement of financial condition, for the three and six months ended June 30, 2024 and 2023:

Allowance for Credit Loss
Balance – December 31, 2023	$1,038
Provision for (reversal of) credit loss	(17)
Balance – March 31, 2024	$1,021
Provision for (reversal of) credit loss	(219)
Balance – June 30, 2024	$802

Allowance for Credit Loss
Balance – December 31, 2022	$-
Impact of adopting ASC 326	1,586
Provision for (reversal of) credit loss	(200)
Balance – March 31, 2023	$1,386
Provision for (reversal of) credit loss	83
Balance – June 30, 2023	$1,469

Note 7 — Real Estate Owned (“REO”)

The Company owned one foreclosed property valued at approximately $1,456,000 at June 30, 2024 and December 31, 2023, respectively, consisting of an office building located in Pennsylvania. The property was acquired through foreclosure in December 2014.

Further declines in real estate values may result in impairment charges in the future. Routine holding costs are charged to expense as incurred and improvements to real estate owned that enhance the value of the real estate are capitalized. REO expense recorded in the consolidated statements of income amounted to $27,000 and $21,000 for the three months, and $39,000 and $41,000 for the six months ended June 30, 2024 and 2023, respectively.

Note 8 — Borrowings

Our borrowings include Federal Home Loan Bank of New York (“FHLB”) advances and short-term borrowings from the Discount Window at the Federal Reserve Bank of New York (“FRBNY”).

FHLB advances are summarized as follows at June 30, 2024 and December 31, 2023:

	June 30,		December 31,
	2024		2023
		Weighted Average		Weighted Average
	Amount	Interest Rate	Amount	Interest Rate

	(Dollars in Thousands)
Advances maturing in:
One year or less	$—	—%	$7,000	2.86%
After one to three years	—	—	—	—
After three to four years	—	—	—	—
After five years (due 2030)	7,000	1.61%	7,000	1.61%
	$7,000	1.61%	$14,000	2.24%

At June 30, 2024, none of the above advances were subject to early call or redemption features. All advances had fixed interest rates, with the remaining term of six years for the advance. At June 30, 2024, the advances were secured by a pledge of the Company’s investment in the capital stock of the FHLB and a blanket assignment of the Company’s otherwise unpledged qualifying mortgage loans. At June 30, 2024, these unpledged qualifying mortgage loans were not pledged to any company other than the FHLB. At June 30, 2024, the Company had the ability to borrow $29.6 million, net of $7.0 million in outstanding advances, from the FHLB and $8.0 million from Atlantic Community Bankers Bank (“ACBB”).

On August 30, 2023, the FRBNY approved the Company’s eligibility to pledge loans under the Borrower-in-Custody program of the FRBNY thereby allowing the Company to borrow from the Discount Window at the FRBNY. As of June 30, 2024 and December 31, 2023, the borrowing from FRBNY was $40.0 million and $50.0 million, and bears an interest rate of 5.5% and 5.5%, respectively. This borrowing matures in September 2024. The Company paid-off the $40.0 million borrowings in August 2024. The Company had an available borrowing limit of $845.9 million from the FRBNY as of June 30, 2024.

Note 9 — Benefits Plans

Outside Director Retirement Plan (“DRP”)

The DRP is an unfunded non-contributory defined benefit pension plan covering all non-employee directors meeting eligibility requirements as specified in the plan document. The following table sets forth information regarding the components of net pension periodic expense measured as of June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(Dollars In Thousands)		(Dollars In Thousands)
Net periodic pension expense:
Service cost	$23	$31	$57	$62
Interest cost	21	10	43	20
Actuarial gain recognized	(13)	(8)	(26)	(16)
Total net periodic pension expense included in other non-interest expenses	$31	$33	$74	$66

Unrecognized net loss of $18,000 and $18,000 for the three months, and $36,000 and $36,000 for the six months ended June 30, 2024 and 2023, respectively, were included in accumulated other comprehensive income.

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

Expenses of $131,000 and $51,000 for the three months, and $261,000 and $111,000 for the six months ended June 30, 2024 and 2023, respectively, were recorded for this plan and are reflected in the Consolidated Statements of Income under Salaries and Employee Benefits.

Stock-Based Deferral Plan

In June 2021, the Company established a stock-based deferral plan for eligible key executives and members of the Board of Directors of the Company to elect to defer compensation received from the Company for their services and make deemed investments of that deferred compensation in shares of the Company’s common stock. At June 30, 2024, the Company did not have any obligations under the plan.

401(k) Plan

The Company maintains a 401(k) plan for all eligible employees. Participants are permitted to contribute from 1% to 15% or 60% of their annual compensation up to the maximum permitted under the Internal Revenue Code. The Company provided no matching contribution during the three and six months ended June 30, 2024 and 2023.

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

Each year, the Bank makes discretionary contributions to the ESOP equal to the principal and interest payment required on the loan from the Company. The ESOP may further pay down the principal balance of the loans by using dividends paid, if any, on the shares of Company common stock it owns. The balance remaining on the first ESOP loan was $919,000 at June 30, 2024 and December 31, 2023. The balance remaining on the second ESOP loan was $6,417,000 at June 30, 2024 and December 31, 2023.

Shares purchased for the ESOP with the loan proceeds serve as collateral for the loan and are held in a suspense account for future allocation among ESOP participants. As the loan principal is repaid, shares will be released from the suspense account and become eligible for allocation. The allocation among plan participants will be as described in the ESOP governing document.

ESOP shares initially pledged as collateral were recorded as unearned ESOP shares in the stockholders’ equity section of the Consolidated Statement of Financial Condition. Thereafter, on a monthly basis over the terms of the ESOP loans, approximately 2,894 shares for the ESOP loan made in 2006 and approximately 4,348 shares for the ESOP loan made in 2021 are committed to be released, respectively. Compensation expense is recorded equal to the shares committed to be released multiplied by the average closing price of the Company’s stock during that month. ESOP expense totaled approximately $352,000 and $294,000 for the three months, and $711,000 and $620,000 for the six months ended June 30, 2024 and 2023, respectively. Dividends on unallocated shares, which totaled approximately $70,000 and $47,000 for the three months, and $139,000 and $94,000 for the six months ended June 30, 2024 and 2023, are recorded as a reduction of the ESOP loan. Dividends on allocated shares, which totaled approximately $78,000 and $42,000 for the three months, and $156,000 and $83,000 for the six months ended June 30, 2024 and 2023, respectively, are charged to retained earnings.

ESOP shares are summarized as follows:

	June 30,	December 31,
	2024	2023
Allocated shares	781,762	694,842
Shares committed to be released	43,458	86,920
Unearned shares	652,189	695,647
Total ESOP Shares	1,477,409	1,477,409
Less allocated shares distributed to former or retired employees	(165,644)	(143,612)
Total ESOP Shares Held by Trustee	1,311,765	1,333,797
Fair value of unearned shares	$11,622,008	$12,340,778

Note 10 — Fair Value Disclosures

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

The level of the asset or liability within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The following table sets forth the Company’s assets that are carried at fair value on a recurring basis and the level that was used to determine their fair value at June 30, 2024 and December 31, 2023:

	Quoted Prices in		Significant Other		Significant		Total Carried
	Active Markets for		Observable		Unobservable		at Fair
	Identical Assets		Inputs		Inputs		Value on a
	(Level 1)		(Level 2)		(Level 3)		Recurring Basis
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
Description	2024	2023	2024	2023	2024	2023	2024	2023
Assets:
Marketable equity securities:
Mutual funds	$18,000	$18,102	$—	$—	$—	$—	$18,000	$18,102
Total assets	$18,000	$18,102	$—	$—	$—	$—	$18,000	$18,102

There were no transfers between Level 1 and 2 during the three and six months ended June 30, 2024 or the year ended December 31, 2023. The Company did not have any liabilities that were carried at fair value on a recurring basis at June 30, 2024 and December 31, 2023.

The following table sets forth the Company’s assets that are carried at fair value on a non-recurring basis and the level that was used to determine their fair value, at June 30, 2024 and December 31, 2023:

	Quoted Prices in		Significant Other		Significant		Total Carried
	Active Markets for		Observable		Unobservable		at Fair
	Identical Assets		Inputs		Inputs		Value on a
	(Level 1)		(Level 2)		(Level 3)		Non-Recurring Basis
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
Description	2024	2023	2024	2023	2024	2023	2024	2023

	(In Thousands)
Assets:
Loans individually evaluated	$—	$—	$—	$—	$4,404	$4,385	$4,404	$4,385
Real estate owned	—	—	—	—	1,456	1,456	1,456	1,456
Total assets	$—	$—	$—	$—	$5,860	$5,841	$5,860	$5,841

The following tables present the qualitative information about non-recurring Level 3 fair value measurements of financial instruments at June 30, 2024 and December 31, 2023:

	At June 30, 2024
	Fair	Valuation	Unobservable		Weighted
	Value	Technique	Input	Range	Average

	(In Thousands)
Assets:
Loans individually evaluated	$4,404	Income approach	Capitalization rate	6.00%	6.00%
Real estate owned	1,456	Income approach	Capitalization rate	12.00%	12.00%

	At December 31, 2023
	Fair	Valuation	Unobservable		Weighted
	Value	Technique	Input	Range	Average

	(In Thousands)
Assets:
Loans individually evaluated	$4,385	Income approach	Capitalization rate	6.00%	6.00%
Real estate owned	1,456	Income approach	Capitalization rate	12.00%	12.00%

The Company did not have any liabilities that were carried at fair value on a non-recurring basis at June 30, 2024 and December 31, 2023.

The methods and assumptions used to estimate fair value at June 30, 2024 and December 31, 2023 are as follows:

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

The carrying amounts and estimated fair value of our financial instruments are as follows:

			Fair Value at June 30, 2024
			Quoted
			Prices in
			Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
	Carrying		Assets	Inputs	Inputs
(In thousands)	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Cash and cash equivalents	$113,885	$113,885	$113,885	$—	$—
Certificates of deposit	100	100	—	100	—
Marketable equity securities	18,000	18,000	18,000	—	—
Securities held to maturity	15,392	12,517	—	12,517	—
Loans receivable, net	1,703,306	1,677,248	—	—	1,677,248
Investments in restricted stock	712	712	—	712	—
Accrued interest receivable	13,473	13,473	—	13,473	—
Financial Liabilities
Deposits	1,563,850	1,562,113	—	1,562,113	—
Borrowings	47,000	46,047	—	46,047	—

			Fair Value at December 31, 2023
			Quoted
			Prices in
			Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
	Carrying		Assets	Inputs	Inputs
(In thousands)	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Cash and cash equivalents	$68,671	$68,671	$68,671	$—	$—
Certificates of deposit	100	100	—	100	—
Marketable equity securities	18,102	18,102	18,102	—	—
Securities held to maturity	15,860	13,126	—	13,126	—
Loans receivable	1,581,804	1,552,219	—	—	1,552,219
Investments in restricted stock	929	929	—	929	—
Accrued interest receivable	12,311	12,311	—	12,311	—
Financial Liabilities
Deposits	1,400,036	1,401,083	—	1,401,083	—
Borrowings	64,000	63,053	—	63,053	—

Note 11 — Revenue Recognition

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

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals such as referral fees based month end reports. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of June 30, 2024, the Company did not have any significant contract balances.

All of the Company’s revenue from contracts with customers within the scope of ASC 606 is recognized within noninterest income. The following table presents the Company’s sources of noninterest income for the three and six months ended June 30, 2024 and 2023. Sources of revenue outside the scope of ASC 606 are noted as such:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(In Thousands)		(In Thousands)
Non-interest income:
Deposit-related fees and charges	$15	$14	$31	$28
Loan-related fees and charges(1)	291	196	501	546
Electronic banking fees and charges	257	237	493	480
Income from bank owned life insurance(1)	162	553	319	704
Investment advisory fees	—	113	—	229
Unrealized (loss) gain on equity securities(1)	(20)	(123)	(102)	102
Miscellaneous(1)	26	30	43	46
Total non-interest income	$731	$1,020	$1,285	$2,135
(1)	Not within the scope of ASC 606.

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

Investment Advisory Fees

The Company previously earned fees from investment advisory and financial planning services under the name of Harbor West Wealth Management Group, a former division of the Bank, through a networking arrangement with a registered broker-dealer and investment advisor. Under this prior arrangement, the registered broker-dealer deducted investment advisory fees and financial planning services fees from the client’s assets under management and remitted the fees, net of administrative fees, to the Bank on a monthly basis. The Company recognized the fees into non-interest income upon the Bank’s receipt of the monthly remittances.

As previously noted, in January 2024, the Bank sold all of the Bank’s assets relating to Harbor West Wealth Management Group to a third party. As a result, the Bank no longer generates investment advisory fees following the completion of the sale transaction.

Note 12 — Other Non-Interest Expenses

The following is an analysis of other non-interest expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(In Thousands)		(In Thousands)
Other	$226	$203	$374	$372
Regulatory insurance premium and assessments	714	543	1,458	949
Dues and subscriptions	181	154	392	344
Service contracts	421	358	845	676
Consulting expense	169	232	400	421
Telephone	163	161	333	319
Directors' compensation	240	226	486	450
Audit and accounting	140	105	276	217
Insurance	110	97	212	192
Director, officer, and employee expense	81	68	160	128
Legal fees	120	116	185	236
Office supplies and stationary	57	39	108	88
Recruiting expense	1	24	28	25
	$2,623	$2,326	$5,257	$4,417

Note 13 — Stock Compensation Plans

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

The product of the number of shares granted and the grant date market price of the Company’s common stock deter mine the fair value of restricted stock under the Company’s 2022 Equity Incentive plan. Management recognizes compensation expense for the fair value of restricted stock on a straight-line basis over the requisite service period for the entire award. As of June 30, 2024 and December 31, 2023, there were 132,759 shares available for future awards under this plan, which includes 98,311 shares available for stock options and 34,448 shares available for restricted stock awards.

A summary of the Company’s restricted stock activity and related information for the three and six months ended June 30 follows:

2024
Weighted
Average
	Shares	Market Price
Outstanding at December 31, 2023	286,508	$13.72
Granted	—	—
Forfeited	—	—
Vested	—	—
Outstanding at March 31, 2024	286,508	$13.72
Granted	—	—
Forfeited	—	—
Vested	—	—
Outstanding at June 30, 2024	286,508	$13.72

2023
Weighted
Average
	Shares	Market Price
Outstanding at December 31, 2022	352,037	$13.67
Granted	—	—
Forfeited	—	—
Vested	—	—
Outstanding at March 31, 2023	352,037	$13.67
Granted	—	—
Forfeited	—	—
Vested	—	—
Outstanding at June 30, 2023	352,037	$13.67

Compensation expense related to restricted stock was $252,000 and $241,000 for the three months, and $504,000 and $482,000 for the six months ended June 30, 2024 and 2023. At June 30, 2024 and December 31, 2023, the total compensation cost related to non-vested awards that has not yet been recognized was $3.3 million and $3.8 million, respectively, which is expected to be recognized over the next 3 years.

A summary of the Company’s stock option activity and related information for the three and six months ended June 30 follows:

	2024
		Weighted
		Average
	Options	Exercise Price
Outstanding at December 31, 2023	880,097	$13.67
Granted	—	—
Forfeited	—	—
Exercised	1,000	14.08
Outstanding at March 31, 2024	879,097	$13.67
Exercisable at March 31, 2024	175,019	13.67

Granted	—	—
Forfeited	—	—
Exercised	—	—
Outstanding at June 30, 2024	879,097	$13.67
Exercisable at June 30, 2024	175,019	13.67

	2023
		Weighted
		Average
	Options	Exercise Price
Outstanding at December 31, 2022	880,097	$13.67
Granted	—	—
Forfeited	—	—
Exercised	—	—
Outstanding at March 31, 2023	880,097	$13.67
Exercisable at March 31, 2023	—	—

Granted	—	—
Forfeited	—	—
Vested	—	—
Outstanding at June 30, 2023	880,097	$13.67
Exercisable at June 30, 2023	—	—

Compensation cost related to stock options is recognized based on the fair value of the stock options at the grant date on a straight line basis over the vesting period. Compensation expense related to stock options was $192,000 and $192,000 for the three months, and $384,000 and $384,000 for the six months ended June 30, 2024 and 2023. At June 30, 2024 and December 31, 2023, unrecognized compensation cost related to stock option awards was $2.6 million and $3.0 million, respectively, which is expected to be recognized over the next 3 years.

Note 14 — Recent Accounting Pronouncements

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disclosure of the amount of net income taxes paid for federal, state, and foreign taxes, as well as the amount paid to any jurisdiction in which income taxes paid is equal to or greater than a 5% quantitative threshold. The amendments will require the disclosure of pre-tax income disaggregated between domestic and foreign, as well as income tax expense disaggregated by federal, state, and foreign. The amendment also eliminates certain disclosures related to unrecognized tax benefits and certain temporary differences. This ASU is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted in any annual period where financial statements have not yet been issued. The amendments should be applied on a prospective basis but retrospective application is permitted. The Company does not expect adoption of the standard to have a material impact on its Consolidated Financial Statements.

In March 2024, the FASB issued ASU 2024-01, Compensation – Stock Compensation (Topic 718), which amended the guidance in ASC 718 to add an example showing how to apply the scope guidance to determine whether profits interest and similar awards should be accounted for as share-based payment arrangements. For public business entities, the guidance is effective for fiscal years beginning after December 15, 2024, and interim periods within those fiscal years. For all other entities, it is effective for fiscal years beginning after December 15, 2025, and interim periods within those fiscal years. This Update is not expected to have a significant impact on the Company’s financial statements.

In March 2024, the FASB issued ASU 2024-02, Codification Improvements—Amendments to Remove References to the Concepts Statements. This ASU removes various references to the FASB’s Concepts Statements from the FASB’s Accounting Standards Codification. The FASB does not expect these updates to have a significant effect on current accounting practice since, in most cases, the amendments to the Codification remove references to Concept Statements that are extraneous and not required to understand or apply the guidance. However, the FASB has provided transition guidance if applying the updated guidance results in accounting changes for some entities. The amendments in ASU 2024-02 are effective for public business entities for fiscal years beginning after December 15, 2024. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2025. This Update is not expected to have a significant impact on the Company’s financial statements.

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

Balance Sheet Analysis

General

Total assets increased $166.1 million, or 9.4%, to $1.9 billion at June 30, 2024, from $1.8 billion at December 31, 2023. The increase in assets was primarily due to an increase in net loans of $121.5 million and an increase in cash and cash equivalents of $45.2 million.

Cash and cash equivalents increased $45.2 million, or 65.8%, to $113.9 million at June 30, 2024 from $68.7 million at December 31, 2023. The increase in cash and cash equivalents was a result of an increase in deposits of $163.8 million, partially offset by a decrease in borrowings of $17.0 million, an increase of $121.5 million in net loans, and stock repurchases of $2.4 million.

Equity securities decreased $102,000, or 0.6%, to $18.0 million at June 30, 2024 from $18.1 million at December 31, 2023. The decrease in equity securities was attributable to market depreciation of $102,000 due to market interest rate volatility during the six months ended June 30, 2024.

Securities held-to-maturity decreased $468,000, or 3.0%, to $15.4 million at June 30, 2024 from $15.9 million at December 31, 2023 due to $479,000 in maturities and pay-downs of various investment securities, partially offset by a decrease of $10,000 in the allowance for credit losses for held-to-maturity securities.

Loans, net of the allowance for credit losses, increased $121.5 million, or 7.7%, to $1.7 billion at June 30, 2024 from $1.6 billion at December 31, 2023. The increase in loans, net of the allowance for credit losses, was primarily due to loan originations of $364.7 million during the six months ended June 30, 2024, consisting primarily of $323.8 million in construction loans with respect to which approximately 34.0% of the funds were disbursed at loan closings, with the remaining funds to be disbursed over the terms of the construction loans. In addition, during the six months ended June 30, 2024, we originated $21.8 million in commercial and industrial loans, $14.0 million in non-residential loans, and $5.1 million in multi-family loans.

Loan originations during the six months ended June 30, 2024 resulted in a net increase of $110.5 million in construction loans, $9.4 million in non-residential loans, $2.4 million in commercial and industrial loans, $938,000 in multi-family loans, and $440,000 in consumer loans. The increase in our loan portfolio was partially offset by decreases of $1.3 million in mixed-use loans and $652,000 in residential loans, coupled with normal pay-downs and principal reductions.

The allowance for credit losses related to loans decreased to $4.9 million as of June 30, 2024 from $5.1 million as of December 31, 2023. The decrease in the allowance for credit losses related to loans was due to a credit to the provision for credit losses totaling $145,000 and charge-offs of $33,000.

Premises and equipment decreased $397,000, or 1.6%, to $25.1 million at June 30, 2024 from $25.5 million at December 31, 2023 primarily due to the depreciation of fixed assets.

Investments in Federal Home Loan Bank stock decreased $217,000, or 23.4%, to $712,000 at June 30, 2024 from $929,000 at December 31, 2023 due primarily to the mandatory redemption of Federal Home Loan Bank stock totaling $315,000 in connection with the maturity of $7.0 million in advances in 2024, offset by purchases of Federal Home Loan Bank stock totaling $98,000 due to the growth of our mortgage loan portfolio.

Bank owned life insurance (“BOLI”) increased $319,000, or 1.3%, to $25.4 million at June 30, 2024 from $25.1 million at December 31, 2023 due to increases in the BOLI cash value.

Accrued interest receivable increased $1.2 million, or 9.4%, to $13.5 million at June 30, 2024 from $12.3 million at December 31, 2023 due to an increase in the loan portfolio.

Foreclosed real estate was $1.5 million at both June 30, 2024 and December 31, 2023.

Right of use assets — operating decreased $280,000, or 6.1%, to $4.3 million at June 30, 2024 from $4.6 million at December 31, 2023, primarily due to amortization.

Other assets decreased $660,000, or 8.2%, to $7.4 million at June 30, 2024 from $8.0 million at December 31, 2023 due to a decrease in tax assets of $691,000 and a decrease in suspense accounts of $31,000, partially offset by an increase of $66,000 in prepaid expenses.

Total deposits increased $163.8 million, or 11.7%, to $1.6 billion at June 30, 2024 from $1.4 billion at December 31, 2023. The increase in deposits was primarily due to the Bank offering competitive interest rates to attract deposits. This resulted in a shift in deposits whereby certificates of deposit increased by $151.0 million, or 19.8%, and NOW/money market accounts increased by $75.0 million, or 51.8%, partially offset by decreases in savings account balances of $47.5 million, or 24.7%, and non-interest bearing demand deposits of $14.6 million, or 4.9%. Uninsured deposits decreased $17.0 million, or 4.9%, to approximately $327.8 million at June 30, 2024 from approximately $344.8 million at December 31, 2023.

Federal Home Loan Bank advances decreased $7.0 million, or 50.0%, to $7.0 million at June 30, 2024 from $14.0 million at December 31, 2023 due to the maturity of borrowings in 2024. Federal Reserve Bank borrowings decreased by $10.0 million, or 20.0%, to $40.0 million at June 30, 2024 from $50.0 million at December 31, 2023.

Advance payments by borrowers for taxes and insurance decreased $117,000, or 5.8%, to $1.9 million at June 30, 2024 from $2.0 million at December 31, 2023 due primarily to remittance of real estate tax payments to various local tax authorities.

Lease liability – operating decreased $255,000, or 5.5%, to $4.4 million at June 30, 2024 from $4.6 million at December 31, 2023, primarily due to amortization.

Accounts payable and accrued expenses decreased $1.1 million, or 7.8%, to $12.5 million at June 30, 2024 from $13.6 million at December 31, 2023 due primarily to a decrease in accrued expense of $1.5 million, partially offset by an increase in accounts payable of $526,000 and deferred compensation of $263,000. The allowance for credit losses for off-balance sheet commitments decreased $236,000, or 22.6%, to $802,000 at June 30, 2024 from $1.0 million at December 31, 2023.

Stockholders’ equity increased $20.7 million, or 7.4% to $300.0 million at June 30, 2024, from $279.3 million at December 31, 2023. The increase in stockholders’ equity was due to net income of $24.2 million for the six months ended June 30, 2024, the amortization expense of $888,000 relating to restricted stock and stock options granted under the Company’s 2022 Equity Incentive Plan, a reduction of $435,000 in unearned employee stock ownership plan shares coupled with an increase of $276,000 in earned employee stock ownership plan shares, an exercise of stock options totaling $14,000, and $7,000 in other comprehensive income, partially offset by stock repurchases totaling $2.5 million and dividends paid and declared of $2.7 million.

Results of Operations for the Three Months Ended June 30, 2024 and 2023

Financial Highlights

Net income for the three months ended June 30, 2024 was $12.8 million compared to net income of $11.1 million for the three months ended June 30, 2023. The increase in net income of $1.7 million, or 15.4%, between periods was primarily due to an increase in net interest income and a credit loss expense reduction, partially offset by a decrease in non-interest income, an increase in non-interest expense, and an increase in income tax expense.

Net Interest Income

Net interest income totaled $26.2 million for the three months ended June 30, 2024, as compared to $24.0 million for the three months ended June 30, 2023. The increase in net interest income of $2.2 million, or 9.2%, was primarily due to an increase in interest income that exceeded an increase in interest expense.

The increase in interest income is attributable to increases in the average balances of loans and interest-bearing deposits, partially offset by decreases in the average balances of investment securities and FHLB stock. The increase in interest income is also attributable to a rising interest rate environment due to the Federal Reserve’s interest rate increases in 2023.

The increase in market interest rates in 2023 also caused an increase in our interest expense. As a result, the increase in interest expense for the three months ended June 30, 2024 was due to an increase in the cost of funds on our deposits and borrowed money. The increase in interest expense was also due to an increase in the average balances on our certificates of deposits, our interest-bearing demand deposits, and our borrowed money, offset by a decrease in the average balances on our savings and club deposits.

Total interest and dividend income increased $8.5 million, or 26.9%, to $40.2 million for the three months ended June 30, 2024 from $31.7 million for the three months ended June 30, 2023. The increase in interest and dividend income was due to an increase in the average balance of interest earning assets of $355.4 million, or 24.4%, to $1.8 billion for the three months ended June 30, 2024 from $1.5 billion for the three months ended June 30, 2023 and an increase in the yield on interest earning assets by 17 basis points from 8.72% for the three months ended June 30, 2023 to 8.89% for the three months ended June 30, 2024.

Interest expense increased $6.3 million, or 82.1%, to $14.0 million for the three months ended June 30, 2024 from $7.7 million for the three months ended June 30, 2023. The increase in interest expense was due to an increase in the cost of interest bearing liabilities by 101 basis points from 3.32% for the three months ended June 30, 2023 to 4.33% for the three months ended June 30, 2024 and an increase in average interest bearing liabilities of  $367.7 million, or 39.6%, to $1.3 billion for the three months ended June 30, 2024 from $928.0 million for the three months ended June 30, 2023.

Net interest margin decreased 81 basis points, or 12.3%, to 5.79% for the three months ended June 30, 2024 compared to 6.60% for the three months ended June 30, 2023. The decrease in the net interest margin was due to the increase in the cost of interest-bearing liabilities outpacing the increase in the yield on interest-earning assets.

Credit Loss Expense

The Company recorded a credit loss expense reduction of $226,000 for the three months ended June 30, 2024 compared to a credit loss expenses of $610,000 for the three months ended June 30, 2023. The credit loss expense reduction of $226,000 for the three months ended June 30, 2024 was comprised of a credit loss expense reduction for off-balance sheet commitments of $219,000 and a credit loss expense reduction for held-to-maturity investment securities of $7,000. The credit loss expense reduction for off-balance sheet commitments of $219,000 for the three months ended June 30, 2024 was primarily attributed to a reduction of $30.4 million in the level of off-balance sheet commitments and favorable trends in the economy.

We charged-off $12,000 during the three months ended June 30, 2024 as compared to charge-offs of $194,000 during the three months ended June 30, 2023. The charge-offs of $12,000 during the three months ended June 30, 2024 were against various unpaid overdrafts in our demand deposit accounts. The charge-offs of $194,000 during the three months ended June 30, 2023 were primarily due to the charge-off of $159,000 related to three performing construction loans on the same project whereby we sold the loans to a third-party subsequent to June 30, 2023 at a loss of $159,000. The remaining charge-offs of $35,000 for the 2023 period were against various unpaid overdrafts in our demand deposit accounts. We recorded no recoveries from previously charged-off loans during the three months ended June 30, 2024 and 2023.

Based on a review at June 30, 2024 of the loans that were in the loan portfolio, our off-balance sheet credit exposures, and our HTM investment securities, management believes that the allowances for these three components are maintained at a level that represents our best estimate of inherent losses in the loan portfolio, off-balance sheet credit exposures, and HTM investment securities that were both probable and reasonably estimable.

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

Non-Interest Income

Non-interest income for the three months ended June 30, 2024 was $731,000 compared to non-interest income of $1.0 million for the three months ended June 30, 2023. The decrease of $289,000, or 28.3%, in total non-interest income was primarily due to decreases of $391,000 in BOLI income, $113,000 in investment advisory fees, and $4,000 in miscellaneous other non-interest income, partially offset by increases of $116,000 in other loan fees and service charges and $103,000 in unrealized loss on equity securities.

The decrease in BOLI income was primarily due to two death claims totaling $1.8 million on BOLI policies that resulted in additional BOLI income of $404,000 in the three months ended June 30, 2023. The decrease in investment advisory fees was due to the disposition in January 2024 of the Bank’s assets relating to the Harbor West Wealth Management Group. As a result of the transaction, the Bank no longer generates investment advisory fees.

The increase of $116,000 in other loan fees and service charges was due to an increase of $93,000 in other loan fees and loan servicing fees and an increase of $21,000 in ATM/debit card/ACH fees.

The increase in unrealized loss on equity was due to an unrealized loss of $20,000 on equity securities during the three months ended June 30, 2024 compared to an unrealized loss of $123,000 on equity securities during the three months ended June 30, 2023. The unrealized loss of $20,000 on equity securities during the three months ended June 30, 2024 was due to market interest rate volatility during the quarter ended June 30, 2023.

Non-Interest Expense

Non-interest expense increased $617,000, or 6.9%, to $9.5 million for the three months ended June 30, 2024 from $8.9 million for the three months ended June 30, 2023. The increase resulted primarily from increases of $415,000 in salaries and employee benefits, $297,000 in other operating expense, $69,000 in occupancy expense, $53,000 in outside data processing expense, and $6,000 in real estate owned expense, partially offset by decreases of $144,000 in advertising expense, and $79,000 in equipment expense.

Salaries and employee benefits increased $415,000, or 8.5%, to $5.3 million for the three months ended June 30, 2024 from $4.8 million for the three months ended June 30, 2023 primarily due to the hiring of additional personnel to support the growth of the Company and a decrease in loan origination expenses related to loan origination fees due to a decrease in loan originations.

Other non-interest expense increased $297,000, or 12.8%, to $2.6 million for the three months ended June 30, 2024 from $2.4 million for the three months ended June 30, 2023 due mainly to increases of $221,000 in miscellaneous other non-interest expense, $63,000 in service contracts expense, $35,000 in audit and accounting fees, $18,000 in office supplies, $15,000 in directors compensation, $13,000 in directors, officers, and employee expenses, $12,000 in insurance expense, $3,000 in legal fees, and $1,000 in telephone expense. These increases were partially offset by decreases of $62,000 in consulting fees and $23,000 in expenses related to the hiring of personnel.

The increase of $221,000 in miscellaneous other non-interest expense was mainly due to increases of $171,000 in regulatory insurance premiums and assessments due to an increase in our total assets, $27,000 in dues and subscriptions, $26,000 in check and correspondence bank charges, and $19,000 in miscellaneous expenses. These increases were partially offset by decreases of $16,000 in public company expenses, $4,000 in miscellaneous charge-offs, and $1,000 in postage expense.

Service contracts expense increased $63,000, or 17.8%, to $421,000 for the three months ended June 30, 2024 from $358,000 for the three months ended June 30, 2023 due to the increased cost to support the growth of the Company. Audit and accounting expense increased $35,000, or 33.2%, to $141,000 for the three months ended June 30, 2024 from $106,000 for the three months ended June 30, 2023 due to the Company’s growth. Office supplies increased $18,000, or 47.0%, to $57,000 for the three months ended June 30, 2024 from $39,000 for the three months ended June 30, 2023 due to the growth of the Company.

Directors’ compensation increased $15,000, or 6.5%, to $240,000 for the three months ended June 30, 2024 from $225,000 for the three months ended June 30, 2023 due to an increase in fees and an increase to the amortization of expenses due to the awarding of additional restricted stocks related to the 2022 Equity Incentive Plan. Directors, officers, and employee expenses increased $13,000, or 19.9%, to $81,000 for the three months ended June 30, 2024 from $68,000 for the three months ended June 30, 2023 due to tuition payments for employees. Insurance expense increased $12,000, or 12.7%, to $110,000 for the three months ended June 30, 2024 from $97,000 for the three months ended June 30, 2023 due to a general increase in insurance premiums.

Consultant fees decreased $63,000, or 27.1%, to $169,000 for the three months ended June 30, 2024 from $232,000 for the three months ended June 30, 2023 due to less reliance on consultants in 2024. Recruiting expense decreased $23,000, or 96.9%, to $1,000 for the three months ended June 30, 2024 from $24,000 for the three months ended June 30, 2023 due to less reliance on traditional recruiting firms in 2024 for personnel hirings.

Occupancy expense increased $69,000, or 11.4%, to $674,000 for the three months ended June 30, 2024 from $605,000 for the three months ended June 30, 2023 primarily as a result of the increased cost of operating office space. Outside data processing expense increased $53,000, or 9.6%, to $607,000 for the three months ended June 30, 2024 from $554,000 for the three months ended June 30, 2023 due to an increase in transactions and additional data processing services. Real estate owned expense increased $6,000, or 28.6%, to $27,000 for the three months ended June 30, 2024 from $21,000 for the three months ended June 30, 2023 due to the higher cost to maintain the property.

Advertising expense decreased $144,000, or 60.5%, to $94,000 for the three months ended June 30, 2024 from $238,000 for the three months ended June 30, 2023 due mainly to a decrease in promotional products. Equipment expense decreased $79,000, or 26.3%, to $221,000 for the three months ended June 30, 2024 from $300,000 for the three months ended June 30, 2023 due to a reduced need to purchase additional equipment.

Income Taxes.  We recorded income tax expense of $4.9 million and $4.5 million for the three months ended June 30, 2024 and 2023, respectively. For the three months ended June 30, 2024, we had approximately $199,000 in tax exempt income, compared to approximately $587,000 in tax exempt income for the three months ended June 30, 2023. The decrease in tax exempt income was due to two death claims totaling $1.8 million on BOLI policies during the three months ended June 30, 2023. Our effective income tax rates were 27.6% and 28.7% for the three months ended June 30, 2024 and 2023, respectively.

Results of Operations for the Six Months Ended June 30, 2024 and 2023

Financial Highlights

Net income for the six months ended June 30, 2024 was $24.2 million compared to net income of $22.3 million for the six months ended June 30, 2023. The increase in net income of $1.8 million, or 8.2%, between periods was primarily due to an increase in net interest income and a credit loss expense reduction, partially offset by a decrease in non-interest income, an increase in non-interest expense, and an increase in income tax expense.

Net Interest Income

Net interest income totaled $51.2 million for the six months ended June 30, 2024 as compared to $46.9 million for the six months ended June 30, 2023. The increase in net interest income of $4.4 million, or 9.3%, was primarily due to an increase in interest income that exceeded an increase in interest expense.

The increase in interest income is attributable to increases in loans and interest-bearing deposits, partially offset by decreases in investment securities and FHLB stock. The increase in interest income is also attributable to a rising interest rate environment as a result of the Federal Reserve’s interest rate increases during 2023.

The increase in market interest rates in 2023 also caused an increase in our interest expense. As a result, the increase in interest expense for the six months ended June 30, 2024 was due to an increase in the cost of funds on our deposits and borrowed money. The increase in interest expense was also due to increases in the balances on our certificates of deposits, our interest-bearing demand deposits, and our borrowed money, offset by a decrease in the balances of our savings and club deposits.

Total interest and dividend income increased $18.1 million, or 30.1%, to $78.4 million for the six months ended June 30, 2024 from $60.2 million for the six months ended June 30, 2023. The increase in interest and dividend income was due to an increase in the average balance of interest earning assets of $358.3 million, or 25.3%, to $1.8 billion for the six months ended June 30, 2024 from $1.4 billion for the six months ended June 30, 2023 and an increase in the yield on interest earning assets by 33 basis points from 8.50% for the six months ended June 30, 2023 to 8.83% for the six months ended June 30, 2024.

Interest expense increased $13.8 million, or 103.1%, to $27.2 million for the six months ended June 30, 2024 from $13.4 million for the six months ended June 30, 2023. The increase in interest expense was due to an increase in the cost of interest bearing liabilities by 126 basis points from 3.05% for the six months ended June 30, 2023 to 4.31% for the six months ended June 30, 2024, and an increase in average interest bearing liabilities of $383.0 million, or 43.6%, to $1.3 billion for the six months ended June 30, 2024 from $877.8 million for the six months ended June 30, 2023.

Net interest margin decreased 85 basis points, or 12.8%, during the six months ended June 30, 2024 to 5.77% compared to 6.62% during the six months ended June 30, 2023.

Credit Loss Expense

The Company recorded a credit loss expense reduction totaling $391,000 for the six months ended June 30, 2024 compared to a credit loss expenses totaling $611,000 for the six months ended June 30, 2023. The credit loss expense reduction of $391,000 for the six months ended June 30, 2024 was comprised of a credit loss expense reduction for off-balance sheet commitments of $236,000, a credit loss expense reduction for loans of $145,000, and a credit loss expense reduction for held-to-maturity investment securities of $10,000. The credit loss expense reduction for off-balance sheet commitments of $236,000 for the six months ended June 30, 2024 was primarily attributed to a reduction of $27.2 million in the level of off-balance sheet commitments and favorable trends in the economy. The credit loss expense reduction for loans of $145,000 for the six months ended June 30, 2024 was primarily attributed to favorable trends in the economy.

We charged-off $32,000 during the six months ended June 30, 2024 as compared to charge-offs of $214,000 during the six months ended June 30, 2023. The charge-offs of $32,000 during the six months ended June 30, 2024 were against various unpaid overdrafts in our demand deposit accounts. The charge-offs of $214,000 during the six months ended June 30, 2023 were primarily due to the charge-off of $159,000 related to three performing construction loans on the same project whereby we sold the loans to a third-party subsequent to June 30, 2023 at a loss of $159,000. The remaining charge-offs of $55,000 for the 2023 period were against various unpaid overdrafts in our demand deposit accounts. We recorded no recoveries from previously charged-off loans during the six months ended June 30, 2024 and 2023.

Non-Interest Income

Non-interest income for the six months ended June 30, 2024 was $1.3 million compared to non-interest income of $2.1 million for the six months ended June 30, 2023. The decrease of $850,000, or 39.8%, in total non-interest income was primarily due to decreases of $385,000 in BOLI income, $229,000 in investment advisory fees, $204,000 in unrealized losses on equity securities, $29,000 in other loan fees and service charges, and $3,000 in miscellaneous other non-interest income.

The decrease in BOLI income was primarily due to two death claims totaling $1.8 million on BOLI policies that resulted in additional BOLI income of $404,000 in the six months ended June 30, 2023. The decrease in investment advisory fees was due to the disposition in January 2024 of the Bank’s assets relating to the Harbor West Wealth Management Group. As a result of the transaction, the Bank no longer generates investment advisory fees.

The decrease in unrealized gain (loss) on equity was due to an unrealized loss of $102,000 on equity securities during the six months ended June 30, 2024 compared to an unrealized gain of $102,000 on equity securities during the six months ended June 30, 2023. The unrealized loss of $102,000 on equity securities during the 2024 period was due to market interest rate volatility during the six months ended June 30, 2024.

The decrease of $29,000 in other loan fees and service charges was due to a decrease of $46,000 in other loan fees and loan servicing fees, partially offset by increases of $14,000 in ATM/debit card/ACH fees and $2,000 in savings account fees.

Non-Interest Expense

Non-interest expense increased $2.1 million, or 12.3%, to $19.2 million for the six months ended June 30, 2024 from $17.1 million for the six months ended June 30, 2023. The increase resulted primarily from increases of $1.2 million in salaries and employee benefits, $840,000 in other operating expense, $174,000 in outside data processing expense, and $107,000 in occupancy expense, partially offset by decreases of $130,000 in equipment expense, $106,000 in advertising expense, and $2,000 in real estate owned expense.

Salaries and employee benefits increased $1.2 million, or 13.1%, to $10.6 million for the six months ended June 30, 2024 from $9.4 million for the six months ended June 30, 2023 primarily due to the hiring of additional personnel to support the growth of the Company and a decrease in loan origination expenses related to loan origination fees due to a decrease in loan originations.

Other non-interest expense increased $840,000, or 19.0%, to $5.3 million for the six months ended June 30, 2024 from $4.4 million for the six months ended June 30, 2023 due mainly to increases of $559,000 in miscellaneous other non-interest expense, $168,000 in service contracts expense, $59,000 in audit and accounting fees, $37,000 in directors compensation, $32,000 in directors, officers, and employee expenses, $20,000 in insurance expense, $19,000 in office supplies, $15,000 in telephone expense, and $2,000 in expenses related to the hiring of personnel. These increases were partially offset by decreases of $50,000 in legal fees and $21,000 in consulting fees.

The increase of $559,000 in miscellaneous other non-interest expense was mainly due to increases of $509,000 in regulatory insurance premiums and assessments due to an increase in our total assets, $48,000 in dues and subscriptions, $32,000 in check and correspondence bank charges, and $16,000 in miscellaneous expenses. These increases were partially offset by decreases of $28,000 in miscellaneous charge-offs, $16,000 in public company expenses, and $4,000 in postage expense.

Service contracts expense increased $169,000, or 25.0%, to $845,000 for the six months ended June 30, 2024 from $676,000 for the six months ended June 30, 2023 due to the increased cost to support the growth of the Company. Audit and accounting expense increased $59,000, or 27.3%, to $276,000 for the six months ended June 30, 2024 from $217,000 for the six months ended June 30, 2023 due to the Company’s growth. Directors’ compensation increased $37,000, or 8.2%, to $486,000 for the six months ended June 30, 2024 from $449,000 for the six months ended June 30, 2023 due to an increase in fees and an increase to the amortization of expenses due to the awarding of additional restricted stocks related to the 2022 Equity Incentive Plan.

Directors, officers, and employee expenses increased $32,000, or 24.9%, to $160,000 for the six months ended June 30, 2024 from $128,000 for the six months ended June 30, 2023 due to tuition payments for employees. Insurance expense increased $20,000, or 10.2%, to $212,000 for the six months ended June 30, 2024 from $192,000 for the six months ended June 30, 2023 due to a general increase in insurance premiums. Office supplies increased $19,000, or 22.0%, to $108,000 for the six months ended June 30, 2024 from $88,000 for the six months ended June 30, 2023 due to the growth of the Company. Telephone expense increased $15,000, or 4.6%, to $333,000 for the six months ended June 30, 2024 from $319,000 for the six months ended June 30, 2023 due to increased usage in 2024. Recruiting expense increased $2,000, or 9.7%, to $27,000 for the six months ended June 30, 2024 from $25,000 for the six months ended June 30, 2023 due to the hiring of additional personnel in 2024.

Legal fees decreased $51,000, or 21.5%, to $185,000 for the six months ended June 30, 2024 from $236,000 for the six months ended June 30, 2023 due to reduced usage of attorney services in 2024. Consultant fees decreased $21,000, or 4.9%, to $400,000 for the six months ended June 30, 2024 from $421,000 for the six months ended June 30, 2023 due to less reliance on consultants in 2024.

Outside data processing expense increased $174,000, or 16.3%, to $1.2 million for the six months ended June 30, 2024 from $1.1 million for the six months ended June 30, 2023 due to an increase in transactions and additional data processing services. Occupancy expense increased $107,000, or 8.4%, to $1.4 million for the six months ended June 30, 2024 from $1.3 million for the six months ended June 30, 2023 primarily as a result of the increased cost of operating office space.

Equipment expense decreased $130,000, or 21.5%, to $474,000 for the six months ended June 30, 2024 from $604,000 for the six months ended June 30, 2023 due to a reduced need to purchase additional equipment. Advertising expense decreased $106,000, or 36.8%, to $182,000 for the six months ended June 30, 2024 from $288,000 for the six months ended June 30, 2023 due mainly to a decrease in promotional products.

Income Taxes

We recorded income tax expense of $9.5 million and $9.0 million for the six months ended June 30, 2024 and 2023, respectively. For the six months ended June 30, 2024, we had approximately $394,000 in tax exempt income, compared to approximately $770,000 in tax exempt income for the six months ended June 30, 2023. The decrease in tax exempt income was due to two death claims totaling $1.8 million on BOLI policies during the six months ended June 30, 2023. Our effective income tax rates were 28.3% and 28.7% for the six months ended June 30, 2024 and 2023, respectively.

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

	Three Months Ended June 30,
	2024			2023
	Average	Interest and	Yield/	Average	Interest and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost

Loans receivable	$1,687,029	$38,634	9.16%	$1,341,597	$30,494	9.09%
Securities	33,438	199	2.38	39,967	198	1.98
Federal Home Loan Bank stock	704	19	10.80	928	21	9.05
Other interest-earning assets	89,736	1,385	6.17	72,991	1,001	5.49
Total interest-earning assets	1,810,907	40,237	8.89	1,455,483	31,714	8.72
Allowance for credit losses	(4,927)			(4,070)
Non-interest-earning assets	91,085			83,521
Total assets	$1,897,065			$1,534,934

Interest bearing demand	$205,536	$1,930	3.76%	$85,919	$483	2.25%
Savings and club accounts	158,292	982	2.48	267,368	1,836	2.75
Certificates of deposit	884,626	10,523	4.76	560,702	5,290	3.77
Interest-bearing deposits	1,248,454	13,435	4.30	913,989	7,609	3.33
Borrowed money	$47,276	580	4.91	14,000	87	2.49
Interest-bearing liabilities	1,295,730	14,015	4.33	927,989	7,696	3.32
Non-interest-bearing demand	285,368			322,722
Other non-interest-bearing liabilities	19,641			17,224
Total liabilities	1,600,739			1,267,935
Equity	296,326			266,999
Total liabilities and equity	$1,897,065			$1,534,934
Net interest income/interest spread		$26,222	4.56%		$24,018	5.40%
Net interest margin			5.79%			6.60%
Net interest-earning assets	$515,177			$527,494
Average interest-earning assets to interest-bearing liabilities	139.76%			156.84%

	Six Months Ended June 30,
	2024			2023
	Average	Interest and	Yield/	Average	Interest and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost

Loans receivable	$1,649,686	$75,337	9.13%	$1,305,922	$58,069	8.89%
Securities	33,643	396	2.35	42,232	409	1.94
Federal Home Loan Bank stock	773	40	10.35	1,039	43	8.28
Other interest-earning assets	90,644	2,585	5.70	67,269	1,705	5.07
Total interest-earning assets	1,774,746	78,358	8.83	1,416,462	60,226	8.50
Allowance for credit losses	(5,009)			(4,760)
Non-interest-earning assets	89,972			82,217
Total assets	$1,859,709			$1,493,919

Interest bearing demand	$188,510	$3,483	3.70%	$88,047	$911	2.07%
Savings and club accounts	170,531	2,184	2.56	276,886	3,749	2.71
Certificates of deposit	847,606	20,162	4.76	496,338	8,501	3.43
Interest-bearing deposits	1,206,647	25,829	4.28	861,271	13,161	3.06
Borrowed money	54,184	1,321	4.88	16,514	209	2.53
Interest-bearing liabilities	1,260,831	27,150	4.31	877,785	13,370	3.05
Non-interest-bearing demand	288,639			333,948
Other non-interest-bearing liabilities	18,865			16,208
Total liabilities	1,568,335			1,227,941
Equity	291,374			265,978
Total liabilities and equity	$1,859,709			$1,493,919

Net interest income/interest spread		$51,208	4.52%		$46,856	5.46%
Net interest margin			5.77%			6.62%
Net interest-earning assets	$513,915			$538,677
Average interest-earning assets to interest-bearing liabilities	140.76%			161.37%

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

	Three Months Ended 6/30/2024
	Compared to
	Three Months Ended 6/30/2023
	Increase (Decrease)
	Due to
	Volume	Rate	Total

	(Dollars in thousands)
Interest income:
Loans receivable	$7,909	$231	$8,140
Securities	(142)	143	1
Federal Home Loan Bank stock	(19)	17	(2)
Other interest-earning assets	248	136	384
Total	$7,996	$527	$8,523
Interest expense:
Interest bearing demand deposit	$977	$470	$1,447
Savings accounts	(691)	(163)	(854)
Certificates of deposits	3,605	1,628	5,233
Borrowed money	350	143	493
Total	4,241	2,078	6,319
Net change in net interest income	$3,755	$(1,551)	$2,204

	Six Months Ended 6/30/2024
	Compared to
	Six Months Ended 6/30/2023
	Increase (Decrease)
	Due to
	Volume	Rate	Total

	(Dollars in thousands)
Interest income:
Loans receivable	$15,660	$1,608	$17,268
Securities	(177)	164	(13)
Federal Home Loan Bank stock	(23)	20	(3)
Other interest-earning assets	647	233	880
Total	$16,107	$2,025	$18,132
Interest expense:
Interest bearing demand deposit	$1,523	$1,049	$2,572
Savings accounts	(1,372)	(193)	(1,565)
Certificates of deposits	7,526	4,135	11,661
Borrowed money	791	321	1,112
Total	8,468	5,312	13,780
Net change in net interest income	$7,639	$(3,287)	$4,352

Asset Quality

The following table sets forth information with respect to our non-performing assets at the dates indicated.

	June 30,	December 31,
	2024	2023

	(Dollars in thousands)
Total non-accrual loans	$4,404	$4,385
Total accruing loans past due 90 days or more	—	—
Total non-performing loans	4,404	4,385
Real estate owned	1,456	1,456
Total non-performing assets	$5,860	$5,841
Total non-performing loans to total loans	0.26%	0.28%
Total non-performing assets to total assets	0.30%	0.33%

Non-performing assets totaled $5.9 million at June 30, 2024 and $5.8 million at December 31, 2023. At June 30, 2024 and December 31, 2023, we had two non-performing, non-accrual construction loans totaling $4.4 million secured by the same project located in the Bronx, New York. The other non-performing assets consisted of one foreclosed property at June 30, 2024 and December 31, 2023.

During the six months ended June 30, 2024 and 2023, we did not collect any interest income from loans that were in non-accrual status.

From time to time, as part of our loss mitigation strategy, we may modify loans to borrowers in financial distress by providing principal forgiveness, term extension, an other-than-insignificant payment delay, or interest rate reduction. When principal forgiveness is provided, the amount of forgiveness is charged-off against the allowance for credit losses. There were no new loan modifications to borrowers experiencing financial difficulties during the six months ended June 30, 2024 or 2023.

At June 30, 2024 and December 31, 2023, we had no loans modified to borrowers experiencing financial difficulty.

The following table sets forth an analysis of the activity in the allowance for credit losses related to loans for the periods indicated:

	June 30,	December 31,
	2024	2023

	(Dollars In Thousands)
Allowance at beginning of period	$5,093	$5,474
Impact of adopting ASC 326	—	(1,584)
Provision for (reversal of) credit loss	(145)	1,516
Net Charge-offs:
Residential real estate loans:
One- to four-family	—	—
Multifamily	—	—
Mixed-use	—	—
Total residential real estate loans	—	—
Non-residential real estate loans	—	—
Construction loans	—	159
Commercial and industrial loans	—	—
Consumer loans	33	154
Total net charge-offs	33	313
Allowance at end of period	$4,915	$5,093
Total loans outstanding	$1,708,430	$1,586,721
Average loans outstanding	1,649,686	1,401,492
Ratio of allowance to non-performing loans	111.60%	116.15%
Ratio of allowance to total loans	0.29%	0.32%
Ratio of net charge-offs to average loans	0.00%	0.02%
Non-performing loans	$4,404	$4,385

The Company’s allowance for credit losses related to loans totaled $4.9 million, or 0.29% of total loans as of June 30, 2024 compared to $5.1 million, or 0.32% of total loans as of December 31, 2023. In addition, the Company’s allowance for credit losses related to off-balance sheet commitments totaled $802,000 and an allowance for credit losses related to held-to-maturity debt securities totaled $126,000 as of June 30, 2024 compared to $1.0 million and $136,000, respectively, at December 31, 2023.

The allowance for credit losses related to loans decreased $178,000 to $4.9 million at June 30, 2024 from $5.1 million at December 31, 2023. The decrease in the allowances for credit losses was due primarily to a credit loss expense reduction for loans of $145,000 and charge-offs of $33,000 against various unpaid overdrafts in our demand deposit accounts.

The allowance for credit losses related to off-balance sheet commitments decreased $236,000 to $802,000 at June 30, 2024 from $1.0 million at December 31, 2023 due to a credit loss expense reduction of $236,000 at June 30, 2024.

The allowance for credit losses related to held-to-maturity of debt securities decreased $10,000 due to a credit loss expense reduction of $10,000 at June 30, 2024.

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

Our Cash Liquidity ratio, On Balance Sheet Liquidity ratio, and On Balance Sheet Liquidity & Borrowing Capacity ratio averaged 6.9%, 9.0%, and 69.9%, respectively, for the six months ended June 30, 2024 compared to 6.7%, 9.6%, and 32.7%, respectively, for the year ended December 31, 2023. We adjust our liquidity levels to fund deposit outflows, pay real estate taxes on real estate loans, repay our borrowings, and to fund loan commitments. We also adjust liquidity as appropriate to meet asset and liability management objectives.

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

Our primary investing activities are the origination of construction loans, commercial and industrial loans, multifamily loans, and to a lesser extent, mixed-use real estate loans and other loans. For the six months ended June 30, 2024 and 2023, our loan originations totaled $364.7 million and $448.0 million, respectively. Cash received from the maturities and pay-downs on securities totaled $476,000 and $10.5 million for the six months ended June 30, 2024 and 2023, respectively. We did not purchase any securities during the six months ended June 30, 2024 and June 30, 2023.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of New York to provide advances. As a member of the Federal Home Loan Bank of New York, we are required to own capital stock in the Federal Home Loan Bank of New York and are authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to credit-worthiness have been met. We had an available borrowing limit of $29.6 million and $29.7 million from the Federal Home Loan Bank of New York as of June 30, 2024 and December 31, 2023, respectively. There were $7.0 million and $14.0 million in Federal Home Loan Bank advances at June 30, 2024 and December 31, 2023, respectively.

The Federal Reserve Bank of New York (“FRBNY”) approved on August 30, 2023 the Bank’s eligibility to pledge loans under the Borrower-in-Custody program of the FRBNY thereby allowing the Bank to borrow from the Discount Window at the FRBNY. We had an available borrowing limit of $841.9 million and $865.1 million from the FRBNY as of June 30, 2024 and December 31, 2023, respectively. There were $40.0 million and $50.0 million in FRBNY borrowings at June 30, 2024 and December 31, 2023, respectively.

In addition, we are party to a loan agreement with ACBB under which we can borrow up to $8.0 million in short-term borrowings. There were no outstanding borrowings with ACBB at June 30, 2024 and December 31, 2023.

At June 30, 2024, we had unfunded commitments on construction and multi-family mortgage loans of $472.3 million, outstanding commitments to originate loans of $111.5 million, unfunded commitments under lines of credit of $105.2 million, and unfunded standby letters of credit of $11.9 million. At June 30, 2024, certificates of deposit scheduled to mature in less than one year totaled $769.7 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In the event a significant portion of our deposits are not retained by us, we will have to utilize other funding sources, such as various types of sourced deposits, Federal Home Loan Bank advances, or Federal Reserve Bank borrowings, in order to maintain our level of assets. Alternatively, we could reduce our level of liquid assets, such as our cash and cash equivalents. In addition, the cost of such deposits may be significantly higher or lower depending on market interest rates at the time of renewal.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its stockholders and for the repurchase, if any, of its shares of common stock. At June 30, 2024, the Company had liquid assets of $5.1 million and $14.1 million in loan participations originated by the Bank which are held by the Company.

Off-Balance Sheet Arrangements

For the six months ended June 30, 2024, we did not engage in any off-balance sheet transactions reasonably likely to have a material adverse effect on our financial condition, results of operations or cash-flows.

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

Our objective is to manage our interest rate risk by determining whether a given movement in interest rates affects our net interest income and the market value of our portfolio equity in a positive or negative way and to execute strategies to maintain interest rate risk within established limits. The results at June 30, 2024 indicate the level of risk within the parameters of our model. Our management believes that the June 30, 2024 results indicate a profile that reflects interest rate risk exposures in both rising and declining rate environments for both net interest income and economic value.

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

If the results produce quantifiable interest rate risk exposure beyond our limits, then the testing will have served as a monitoring mechanism to allow us to initiate asset/liability strategies designed to reduce and therefore mitigate interest rate risk. The table below sets forth an approximation of our interest rate risk exposure. The simulation uses projected repricing of assets and liabilities at June 30, 2024. The income simulation analysis presented represents a one-year impact of the interest scenario assuming a static balance sheet. Various assumptions are made regarding the prepayment speed and optionality of loans, investment securities and deposits, which are based on analysis and market information. The assumptions regarding optionality, such as prepayments of loans and the effective lives and repricing of non-maturity deposit products, are documented periodically through evaluation of current market conditions and historical correlations to our specific asset and liability products under varying interest rate scenarios.

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

The table below sets forth, as of June 30, 2024, NorthEast Community Bank’s net portfolio value, the estimated changes in our net portfolio value and net interest income that would result from the designated instantaneous parallel changes in market interest rates.

	Twelve Month
	Net Interest Income	Net Portfolio Value
	Percent		Percent
Change in Interest Rates (Basis Points)	of Change	Estimated NPV	of Change
+200	13.75%	$321,858	2.34%
+100	6.91	319,394	1.56
0	—	314,491	—
-100	(8.37)	306,952	(2.40)
-200	(16.93)%	297,548	(5.39)%

As of June 30, 2024, based on the scenarios above, net interest income would increase by approximately 6.91% to 13.75%, over a one-year time horizon in a rising interest rate environment. One-year net interest income would decrease by approximately 8.37% to 16.93% in a declining interest rate environment over the same period.

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

Overall, our June 30, 2024 results indicate that we are adequately positioned with an acceptable net interest income and economic value at risk and that all interest rate risk results continue to be within our policy guidelines.

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

Item 1A. Risk Factors

For information regarding the Company’s risk factors, refer to “Item 1A: Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission on March 28, 2024. As of June 30, 2024, the risk factors of the Company have not changed materially from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

The following table provides information on repurchases by the Company of its common stock under the Company’s stock repurchase program during the three and six months ended June 30, 2024:

			Total Number of Shares	Maximum Number of
			Purchased as Part of	Shares that May Yet Be
	Total Number of	Average Price Paid	Publicly Announced	Purchased Under the
Period	Shares Purchased	Per Share	Plans or Programs	Plans or Programs
April 1 - 30, 2024	33,100	$14.98	33,100	460,138
May 1 - 31, 2024	9,050	16.98	9,050	451,088
June 1 - 30, 2024	33,044	16.92	33,044	418,044
Total	75,194		75,194

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the fiscal quarter ended June 30, 2024, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

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

The following materials from the Company’s Quarterly Report to Stockholders on Form 10-Q for the quarter ended June 30, 2024, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholder’s Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

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

Date: August 9, 2024

NORTHEAST COMMUNITY BANCORP, INC.

By:	/s/ Kenneth A. Martinek
Name:	Kenneth A. Martinek
Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Donald S. Hom
Name:	Donald S. Hom
Title:	Executive Vice President and Chief Financial Officer
(Principal Financial and Chief Accounting Officer)