Form 10-K
period 2024-12-31
NorthEast Community Bancorp, Inc./MD/
filed 2025-03-14
CIK 1847398

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2024

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

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files):  ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of, “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller Reporting Company	☒
Emerging growth company	☒

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was $216.3 million.  The number of shares outstanding of the registrant’s common stock as of March 14, 2025 was 14,023,376.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2025 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

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

These forward-looking statements are based on current beliefs and expectations of our management and are subject to significant risks and uncertainties. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. Actual results may differ materially from those contemplated by the forward-looking statements due to, among others, the following factors:

●	general economic conditions, either nationally or in our market area, that are worse than expected;
●	changes in the interest rate environment that reduce our interest margins, reduce the fair value of financial instruments or reduce the demand for our loan products;
●	higher inflation and its impact on national and local economic conditions;
●	increased competitive pressures among financial services companies;
●	changes in consumer spending, borrowing and savings habits;
●	changes in the quality and composition of our loan or investment portfolios;
●	changes in real estate market values in our market area;
●	a decrease in new construction in our primary market area;
●	decreased demand for loan products, deposit flows, competition, or decreased demand for financial services in our market area;
●	major catastrophes such as earthquakes, floods or other natural or human disasters and infectious disease outbreaks, the related disruption to local, regional and global economic activity and financial markets, and the impact that any of the foregoing may have on us and our customers and other constituencies;
●	legislative or regulatory changes that adversely affect our business or changes in the monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board;
●	the impact of legal, judicial, and regulatory proceedings or investigations;
●	technological changes that may be more difficult or expensive than expected;
●	success or consummation of new business initiatives may be more difficult or expensive than expected;

i

●	the inability to successfully integrate acquired businesses and financial institutions into our business operations;
●	adverse changes in the securities markets;
●	our inability to enter new markets successfully and capitalize on growth opportunities;
●	changes in estimates of the adequacy of the allowance for credit losses;
●	a failure or breach of our operational or security systems or infrastructure, including cyberattacks;
●	the inability of third party service providers to perform; and
●	changes in accounting policies and practices, as may be adopted by bank regulatory agencies or the Financial Accounting Standards Board.

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

The Bank’s principal business consists of originating primarily construction loans and, to a lesser extent, commercial and industrial loans, multifamily and mixed-use residential real estate loans, and non-residential real estate loans. The Bank offers a variety of retail deposit products to the general public in the areas surrounding its main office and its branch offices, with interest rates that are competitive with those of similar products offered by other financial institutions operating in its market area. The Bank also utilizes wholesale deposits and borrowings as a source of funds. The Bank’s revenues are derived primarily from interest on loans and, to a lesser extent, interest on investment securities and mortgage-backed securities. The Bank also generates revenues from other income including deposit fees, service charges and investment advisory fees.

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

The counties of Massachusetts in which the Danvers, Framingham, and Quincy offices currently operate include a mixture of rural, suburban and urban markets. The economies of these areas were historically based on manufacturing, but, similar to many areas of the country, the underpinnings of these economies are now more technological and service oriented, with employment spread across many economic sectors including service, finance, health-care, technology, real estate and government.

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

Lending Activities

We originate loans primarily for investment purposes. The largest segment of our loan portfolio is construction loans followed by multi-family real estate loans. We also originate mixed-use and non-residential real estate loans and commercial and industrial loans. We consider our lending territory to be the New York State/New York City Metropolitan area and the Massachusetts/Boston Metropolitan area. We also originate a limited number of loans in New Jersey. Although we no longer originate loans in Connecticut, we also have a limited number of loans in this state. At December 31, 2024, $1.6 billion, or 89.2%, of our portfolio was secured by loans in the New York State/New York Metropolitan Area, $163.1 million, or 9.0%, of our portfolio was secured by loans in the Massachusetts/Boston Metropolitan Area and $32.7 million, or 1.8%, of our portfolio was secured by loans in Connecticut and New Jersey.

Construction Loans.  We have been originating construction loans secured by the construction of multi-family and single family properties in Massachusetts and by the construction primarily of multi-family, residential condominium properties, and occasionally non-residential properties located in New York State, primarily in Bronx, Orange, Rockland and Sullivan Counties, for more than a decade.

Since the latter part of 2013, we have primarily made construction loans to borrowers and developers who we know or who are referred to us by existing customers for construction in high absorption, homogeneous communities in our New York State market area. The demand for housing (whether for rent or for purchase) is far greater in these high absorption communities than the available supply. This lack of balance between supply and demand leads to available units being under contracts of sale or leases signed very soon after certificates of occupancy are received by the building owners. Generally, in homogeneous communities, units that are under construction have purchase agreements before they are complete.

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

Construction loans are typically for 18 to 36 month terms, pay interest only during that period, and are indexed to the prime rate plus a margin. All construction loans are underwritten on an “as is” basis and an “as completed” basis and must meet our normal loan to value ratio requirements for construction loans. In addition, if construction loans are for condominiums, as a backstop, the project will be underwritten as if they will be rental properties.

We generally require the borrower to contribute 50% to 60% of the total raw land acquisition cost. If an existing structure is to be demolished, the loan to value ratio will be limited to 50% of the improved land value alone. To ensure sufficient construction funds are available for a project, we may elect to finance up to 100% of the construction costs, which includes a 10% contingency, in an amount not to exceed 70% of the “as complete” appraised value. We also require the borrower to submit various construction documentations, including but not necessarily limited to cost estimates, property surveys, approved building plans and specifications, and approved building permits. We generally require our borrowers to fund an interest reserve in advance. We do not fund interest reserves from the loan proceeds. As a project progresses and the borrower requests funds to continue the project, we require an independent consultant to inspect the project to verify that the work has been completed prior to disbursing the funds sought. We also obtain a title continuation update to confirm that no liens have been placed on the project. Inspections for the purpose of funding/advancing proceeds are conducted by one of our employees as well as by a third-party construction inspector approved by us.

Construction loans in Orange, Rockland and Sullivan Counties consist primarily of loans to construct contemporary town-house style condominium buildings and complexes containing from four to 250 units. Construction loans in Bronx County consist primarily of loans to construct affordable rental apartment buildings containing between ten and 100 or more apartments. Most buildings in the Bronx are granted real estate tax abatements under New York City’s former 421-A tax abatement program or the new 485-x tax abatement program approved on April 27, 2024 by New York State to replace the expired 421-A tax abatement program.

Our average construction loans range from $5.0 million to $10.0 million on buildings and complexes ranging from 20 to 40 units. We also lend on projects, completed in stages, of up to $45 million. For projects above $33 million, we generally partner with a participating bank from outside our market area.

We typically grant separate land and construction loans and occasionally site development loans secured by the project. At December 31, 2024, if we were to count land, construction and development loans as separate loans, our construction loan portfolio consisted of 485 loans totaling $1.9 billion in committed amount, comprised of outstanding disbursed balances of $1.4 billion and undisbursed loans in process of $398.4 million. At December 31, 2024, the construction loan portfolio was comprised primarily of 483 New York construction loans with $1.9 billion in committed amount, comprising of outstanding disbursed balances of $1.4 billion and undisbursed loans in process of $398.3 million. The remaining two construction loans are located in New Jersey, with $10.6 million in committed amount, $10.5 million in disbursed amount, and undisbursed loans in process of $110,000.

At December 31, 2024, if we were to combine land, construction and development loans as one loan on a project, our construction loan portfolio consisted of 269 loans totaling $1.9 billion in committed amount, comprised of outstanding disbursed balance of $1.4 billion and undisbursed loans in process of $398.4 million. All construction loans were performing according to their terms at December 31, 2024.

If we were to count land, construction and development loans as separate loans, the average loan size in our construction loan portfolio was $3.8 million in committed amount, comprised of outstanding disbursed balances of $2.9 million and undisbursed loans in process of $822,000 at December 31, 2024. If we were to combine land, construction and development loans as one loan on a project, the average loan size in our construction loan portfolio was $5.4 million in committed amount, comprised of outstanding disbursed balances of $3.8 million and undisbursed loans in process of $1.5 million at December 31, 2024.

Our largest outstanding construction loan at December 31, 2024 had a committed amount of $27.2 million, an outstanding balance of $26.9 million, and an undisbursed available balance of $373,000. This loan was performing in accordance with its terms at December 31, 2024 and is secured by the development of a 110 apartment unit multi-family building located in the Bronx, New York.

Our largest committed construction loan project at December 31, 2024 was comprised of five loans with a total commitment of $49.2 million of which 50.0% of the commitment of four of the five loans has been sold to another financial institution thereby reducing our committed portion to $27.4 million. Our portion of these construction loans had an outstanding balance of $26.7 million and an undisbursed available balance of $594,000 at December 31, 2024 and was performing in accordance with its terms at December 31, 2024. These loans are secured by the development of a 160,000 square foot class A office building located in Monsey, New York.

At December 31, 2024, our largest outstanding credit relationship with one borrower totaled $51.6 million, comprising of four construction loans with $33.1 million in committed amount, three commercial and industrial lines of credit with $15.0 million in committed amount, and six stand-by letters of credit with $3.5 million in committed amount. Of the $51.6 million in committed amount, $11.2 million of the commitment in construction loans has been sold to two other financial institutions thereby reducing our committed portion to $40.4 million. Our portion of these construction loans had an outstanding balance of $18.8 million and undisbursed loans in process of $480,000 at December 31, 2024. The three commercial and industrial lines of credit had an outstanding balance of $6.2 million and undisbursed available balance of $8.8 million at December 31, 2024. The six stand-by letters of credit have not been drawn upon. All of these loans were performing in accordance with their terms at December 31, 2024.

At December 31, 2024, our largest outstanding committed construction loan relationship with one borrower totaled $45.9 million, of which $8.0 million of the commitment in construction loans has been sold to two other financial institutions thereby reducing our committed portion to $37.9 million. Our portion of these construction loans had an outstanding balance of $31.6 million and undisbursed loans in process of $6.2 million at December 31, 2024. All of these loans were performing in accordance with their terms at December 31, 2024.

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

Interest rates and payments on our commercial and industrial loans are typically indexed to the prime rate as published in the Wall Street Journal and adjusted as the prime rate changes. At December 31, 2024, the average balance of loans in our commercial and industrial loan portfolio was $711,000.

At December 31, 2024, the largest outstanding commercial and industrial loan was comprised of an unsecured line of credit with an outstanding balance of $10.0 million and no remaining available line of credit. The borrower also has two other commercial and industrial loans with total lines of credit of $2.1 million, outstanding balances of $1.3 million, and remaining available line of credit of $750,000 at December 31, 2024. In addition, this borrower has three construction loans with a total commitment of $16.0 million, an outstanding disbursed balance of $13.4 million, and undisbursed loans in process balance of $2.5 million at December 31, 2024.

At December 31, 2024, our largest outstanding commercial and industrial loan relationship with one borrower was comprised of five lines of credit totaling $9.7 million, outstanding balances of $5.4 million, and remaining available lines of credit totaling $4.3 million. The borrower also has two commercial and industrial term loans with outstanding balances of $2.5 million at December 31, 2024. In addition, the borrower has a mortgage loan secured by a non-residential property with an outstanding balance of $369,000 at December 31, 2024.

All the aforementioned commercial and industrial loans and mortgage loan were performing according to their terms at December 31, 2024.

Multifamily and Mixed-Use Real Estate Loans.  We offer adjustable-rate mortgage loans secured by multifamily and mixed-use real estate. These loans are comprised primarily of loans on moderate income apartment buildings located in our lending territory and include; loans on cooperative apartment buildings (in the New York area); and loans for Section 8 multifamily housing. In New York, most of the apartment buildings that we lend on are rent-stabilized or free market buildings. Mixed-use real estate loans are secured by properties that are intended for both residential and business use. We originate multifamily and mixed-use real estate loans in Massachusetts and, on a limited basis, in New Jersey.

We offer construction/renovation loans on multifamily and mixed-use rental properties in high absorption areas, dependent on vacancy rates in relation to borough or town averages. In recent years, except for Massachusetts, we have de-emphasized multifamily and mixed-use real estate lending as we have focused more on construction lending.

We have been originating multifamily and mixed-use real estate loans in the New York State/New York Metropolitan Area for 91 years. In the New York State/New York Metropolitan Area, our ability to continue to grow our portfolio is dependent on the continuation of our relationships with mortgage brokers, as the multifamily and mixed-use real estate loan market is primarily broker driven. We have longstanding relationships with mortgage brokers in the New York market area, who are familiar with our lending practices and our underwriting standards. We also deal directly with building owners throughout our lending area. At December 31, 2024, multifamily and mixed-use real estate loans to borrowers in the New York State/New York Metropolitan Area totaled $70.8 million.

In the Massachusetts/Boston Metropolitan Area, where we have also originated such loans, the primary source of mortgage loan originations are from personal contacts by our loan officer and referrals from existing customers. We generally retain for our portfolio all of the loans that we originate in Massachusetts. At December 31, 2024, multifamily and mixed-use real estate loans to borrowers in the Massachusetts/Boston Metropolitan Area totaled $156.7 million.

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

In making multifamily and mixed-use real estate loans, we primarily consider the net operating income generated by the real estate to support the debt service, the borrower’s financial resources, the income level and managerial expertise of the borrower, the marketability of the property and our lending experience with the borrower. We typically require a personal guarantee of the borrower. We rate the property underlying the loan as Class A, B or C. Our current policy is to require a minimum debt service coverage ratio (the ratio of earnings after subtracting all operating expenses to debt service payments) of between 1.25x and 1.40x depending on the rating of the underlying property. The average multifamily loan debt-service coverage is 2.58x and the average loan-to-value ratio of our multifamily real estate loans is 37.5%. The average mixed-use real estate loan debt-service coverage is 2.98x and the average loan-to-value ratio of our mixed-use real estate loans is 37.5%. On multifamily and mixed-use real estate loans, our current policy is to finance up to 75% of the lesser of the appraised value or purchase price of the property securing the loan on purchases and refinances of Class A and B properties and up to 65% of the lesser of the appraised value or purchase price for properties that are rated Class C. Properties securing multifamily and mixed-use real estate loans are appraised by independent appraisers, inspected by us and generally require Phase 1 environmental surveys.

The majority of the multifamily real estate loans in our portfolio are secured by ten unit to 100 unit apartment buildings. At December 31, 2024, the majority of our mixed-use real estate loans are secured by properties that are at least 85% residential.

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

As of December 31, 2024, the largest outstanding multifamily real estate loan had a balance of $12.8 million and was performing according to its terms. This loan is secured by a 62-unit two building apartment complex located in Boston, Massachusetts.

Our largest mixed-use real estate loan had a balance of $4.0 million and was performing according to its terms at December 31, 2024. This loan is secured by a mixed-use building with eight apartment units and a ground floor restaurant commercial unit located in the West Village section of New York City. As of December 31, 2024, the average loan size in our multifamily and mixed-use portfolio was approximately $1.7 million.

Non-Residential Real Estate Loans.  Our non-residential real estate loans are generally secured by office buildings, medical facilities, and retail shopping centers that are primarily located within our lending area.

At December 31, 2024, our non-residential real estate loan portfolio was comprised of $25.3 million of loans secured by properties in the New York State/New York Metropolitan Area, $3.1 million of loans secured by properties in the Massachusetts/Boston Metropolitan Area, and $993,000 of loans secured by properties in New Jersey.

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

Our assessment of credit risk and our underwriting standards and procedures for non-residential real estate loans are similar to those applicable to our multifamily and mixed-use real estate loans. In reaching a decision on whether to make a non-residential real estate loan, we consider the net operating income of the property, the borrower’s expertise, credit history and profitability and the value of the underlying property. In addition, with respect to rental properties, we will also consider the term of the lease and the credit quality of the tenants. We have generally required that the properties securing non-residential real estate loans have debt service coverage ratios (the ratio of earnings after subtracting all operating expenses to debt service payments) of between 1.25x and 1.40x. The average non-residential loan debt-service coverage ratio is 2.40x and the average loan-to-value ratio of our non-residential loans is 39.4%. Phase 1 environmental surveys are required for most loans and property inspections are required for all loans.

At December 31, 2024, we had $29.4 million in non-residential real estate loans outstanding, or 1.6% of total loans. At December 31, 2024, the largest outstanding non-residential real estate loan had an outstanding balance of $13.9 million and was performing in accordance with its terms. This loan is secured by a 50,000 square foot four story plus basement commercial building located in Blooming Grove, New York, with a kosher supermarket on the first floor and basement and offices on the second to fourth floors. Based on 28 outstanding non-residential loans as of December 31, 2024, the average balance of non-residential loans was $1.1 million.

Consumer Loans.  We offer personal loans and overdraft protection for checking accounts which is linked to statement savings accounts and has the ability to transfer funds from the statement savings account to the checking account when needed to cover overdrafts. We no longer offer the overdraft protection for checking accounts linked to statement savings accounts. We also consider any checking accounts with overdrawn balances as a consumer loan even though the customer typically deposits sufficient funds the next business day to cover the overdrawn balance.

At December 31, 2024, our portfolio of consumer loans was $1.6 million, or 0.09% of total loans, comprised primarily of checking accounts with overdrawn balances of $1.6 million and one line for overdraft protection with a balance of $1,000.

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

While in the past we purchased a limited number of participations from one financial institution that also serves high absorption areas in Brooklyn, New York, we currently do not have any purchased participation loans in our portfolio. We also purchased whole residential and non-residential mortgage loans from a Massachusetts financial institution during 2021. At December 31, 2024, these whole purchased loans totaled $2.2 million and were performing according to their terms.

We occasionally sell participation interests in construction loans we have originated in high absorption areas to other community banks in order to maintain compliance with our loans-to-one borrower limits. We have also historically sold participation interests in our construction loans to the Company and we may continue to do so in the future. At December 31, 2024, the Company held $15.2 million in participation interests in construction loans originated by the Bank. Through our loan participations, we and the other participating lenders generally share ratably in cash flows and points and fees and gains or losses that may result from a borrower’s noncompliance with the contractual terms of the loan.

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

Loans to One Borrower.  Pursuant to New York law and federal banking regulations, the aggregate amount of loans that the Bank is permitted to make to any one borrower or a group of related borrowers is generally limited to 15% of its capital, surplus fund and undivided profits (25% if the amount in excess of 15% is secured by “readily marketable collateral”). At December 31, 2024, based on the 15% limitation, the Bank’s loans-to-one-borrower limit was approximately $43.6 million. On the same date, the Bank had no borrowers with outstanding balances in excess of this amount.

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

At December 31, 2024, our investment portfolio consisted primarily of mutual funds, residential mortgage-backed securities issued by Fannie Mae, Freddie Mac, and Ginnie Mae with stated final maturities of 10 years or more, and municipal securities with maturities of one years or more.

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

In addition, we utilize brokered, listing service and military deposits, which represent a viable and cost effective addition to our deposit gathering and maintenance strategy, often at a lower “all-in” cost when compared to our retail branch network. This strategy allows us to match the maturity of these deposits very effectively to the term of our construction loans, which make up a majority of the loans in our loan portfolio.

Borrowings.  We may utilize advances from the Federal Home Loan Bank of New York to supplement our supply of lendable funds and to meet deposit withdrawal requirements. The Federal Home Loan Bank functions as a central reserve bank providing credit for member financial institutions. As a member, we are required to own capital stock in the Federal Home Loan Bank of New York and are authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally securities that are obligations of, or guaranteed by, the United States), provided certain standards related to credit-worthiness have been met. Advances are made under several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the Federal Home Loan Bank’s assessment of the institution’s credit-worthiness. Under its current credit policies, the Federal Home Loan Bank generally limits advances to 25% of a member’s assets, and short-term borrowings of less than one year may not exceed 10% of the institution’s assets. The Federal Home Loan Bank determines specific lines of credit for each member institution. At December 31, 2024, we had no Federal Home Loan Bank advances outstanding and an available borrowing limit of $18.2 million.

The Federal Reserve Bank of New York (“FRBNY”) approved on August 30, 2023 the Bank’s eligibility to pledge loans under the Borrower-in-Custody program of the FRBNY thereby allowing the Bank to borrow from the Discount Window at the FRBNY. As of December 31, 2024, we had no FRBNY borrowings and an available borrowing limit of $834.7 million.

In addition, we are party to a loan agreement with Atlantic Community Bankers Bank under which we can borrow up to $8.0 million in short-term borrowings. There were no outstanding borrowings with Atlantic Community Bankers Bank at December 31, 2024.

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

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted asset above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement began being phased in starting on January 1, 2016 at 0.625% of risk-weighted assets and increased each year until fully implemented at 2.5% on January 1, 2019. At December 31, 2024, the Bank exceeded the fully phased in regulatory requirement for the capital conservation buffer.

The Economic Growth, Regulatory Relief, and Consumer Protection Act enacted in May 2018 required the federal banking agencies, including the FDIC, to establish for banks with assets of less than $10 billion of assets a community bank leverage ratio (the ratio of a bank’s tangible equity capital to average total consolidated assets) of 8 to 10%. A qualifying community bank with capital meeting the specified requirements (including off balance sheet exposures of 25% or less of total assets and trading assets and liabilities of 5% or less of total assets) and electing to follow the alternative framework is considered to meet all applicable regulatory capital requirements including the risk-based requirements. The community bank leverage ratio was established at 9%, effective January 1, 2021. A qualifying bank may opt in and out of the community bank leverage ratio framework on its quarterly call report. A bank that ceases to meet any qualifying criteria is provided with a two-quarter grace period to comply with the community bank leverage ratio requirements or the general capital regulations by the federal regulators. As of December 31, 2024, the Bank had not elected the community bank leverage ratio alternative reporting framework.

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

The FDIC has adopted regulations to implement the prompt corrective action legislation. An institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a leverage ratio of 5.0% or greater and a common equity Tier 1 ratio of 6.5% or greater. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, a leverage ratio of 4.0% or greater and a common equity Tier 1 ratio of 4.5% or greater. An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a leverage ratio of less than 4.0% or a common equity Tier 1 ratio of less than 4.5%. An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a leverage ratio of less than 3.0% or a common equity Tier 1 ratio of less than 3.0%. An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0%. As of December 31, 2024, the Bank was a “well capitalized” institution under FDIC regulations.

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

Community Reinvestment Act.  Under the Community Reinvestment Act, or CRA, as implemented by FDIC regulations, a non-member bank has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA does require the FDIC, in connection with its examination of a non-member bank, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution, including applications to acquire branches and other financial institutions. The CRA requires the FDIC to provide a written evaluation of an institution’s CRA performance utilizing a four-tiered descriptive rating system. The Bank’s latest FDIC CRA rating was “Outstanding.”

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

The Bank is also subject to provisions of the New York State banking law which imposes continuing and affirmative obligations upon banking institutions organized in New York State to serve the credit needs of its local community (the “NYCRA”) which are substantially similar to those imposed by the federal CRA. Pursuant to the NYCRA, a bank must file copies of all federal CRA reports with the New York State Department of Financial Services. The NYCRA requires the New York State Department of Financial Services to make a written assessment of a bank’s compliance with the NYCRA every 24 to 36 months, utilizing a four-tiered rating system and make such assessment available to the public. The NYCRA also requires the Superintendent to consider a bank’s NYCRA rating when reviewing a bank’s application to engage in certain transactions, including mergers, asset purchases and the establishment of branch offices or automated teller machines, and provides that such assessment may serve as a basis for the denial of any such application. The Bank’s latest NYCRA rating was “Outstanding.”

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

In July 2024, the federal banking agencies, including the Federal Reserve and OCC, proposed amendments to update the requirements for supervised institutions to establish, implement and maintain effective, risk-based and reasonably designed anti-money laundering and countering the financing of terrorism (“CFT”) programs. The proposed amendments would require supervised institutions to identify, evaluate and document the regulated institution’s money laundering, terrorist financing and other illicit finance activity risks, as well as consider, as appropriate, the U.S. Department of Treasury’s Financial Crimes Enforcement Network’s (“FinCEN”) published national anti-money laundering and CFT priorities.

Cybersecurity. The Cybersecurity Information Sharing Act (the “CISA”) is intended to improve cybersecurity in the U.S. through sharing of information about security threats between the U.S. government and private sector organizations, including financial institutions such as the Company. The Cybersecurity Information Sharing Act also authorizes companies to monitor their own systems, notwithstanding any other provision of law, and allows companies to carry out defensive measures on their own systems from potential cyber-attacks.

The federal bank regulators have adopted rules providing for new notification requirements for banking organizations and their service providers for significant cybersecurity incidents. Specifically, the new rules require a banking organization to notify its primary federal regulator as soon as possible, and no later than 36 hours after, the banking organization determines that a "computer-security incident" rising to the level of a "notification incident" has occurred. Notification is required for incidents that have materially affected or are reasonably likely to materially affect the viability of a banking organization's operations, its ability to deliver banking products and services, or the stability of the financial sector. Service providers are required under the rule to notify affected banking organization customers as soon as possible when the provider determines that it has experienced a computer-security incident that has materially affected or is reasonably likely to materially affect the banking organization's customers for four or more hours.

Cybersecurity and data privacy are also areas of increasing state legislative focus. For example, under California state law, the California Consumer Privacy Act (“CCPA”) broadly defines personal information and substantially increases the rights of California residents to understand how their personal information is collected, used, and otherwise processed by commercial businesses, such as affording them the right to access and request deletion of their information and to opt out of certain sharing and sales of personal information. The CCPA contemplates civil penalties of up to $2,500 for each violation and up to $7,500 for each intentional violation and includes a private right of action (permitting lawsuits to be brought by private individuals instead of the state Attorney General or other government actor for certain breaches). Numerous other states have enacted, or are considering enacting, comprehensive data privacy laws that share similarities with the CCPA. In addition, laws in all 50 U.S. states require businesses to provide notice under certain circumstances to consumers whose personal information has been disclosed as a result of a data breach.

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

Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. At December 31, 2024, the Bank had a maximum borrowing capacity of $18.2 million from the Federal Home Loan Bank of New York. The Bank, as a member of the Federal Home Loan Bank of New York, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank. The Bank was in compliance with requirements for the Federal Home Loan Bank of New York with an investment of $327,000 at December 31, 2024.

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

The Company will cease to be an emerging growth company upon the earliest of: (i) the end of the fiscal year following the fifth anniversary of the completion of the Company’s second-step conversion and offering, which occurred on July 12, 2021; (ii) the first fiscal year after our annual gross revenues are $1.235 billion (adjusted for inflation) or more; (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities; or (iv) the end of any fiscal year in which the market value of our common stock held by non-affiliates exceeded $700 million at the end of the second quarter of that fiscal year.

Personnel

At December 31, 2024, we had 136 full-time employees and seven part-time employees, none of whom are represented by a collective bargaining unit. We believe our relationship with our employees is good.

Subsidiaries

The Company’s only direct subsidiary is the Bank. The Bank maintains the following subsidiaries:

New England Commercial Properties LLC, a New York limited liability company and wholly owned subsidiary of the Bank, was formed in October 2007 to facilitate the purchase or lease of real property by the Bank. New England Commercial Properties, LLC currently owns one foreclosed property located in the Bronx, New York and one foreclosed property located in Pittsburgh, Pennsylvania.

NECB Financial Services Group, LLC, a New York limited liability company and wholly owned subsidiary of the Bank, was formed in the third quarter of 2012 as a complement to Harbor West Wealth Management Group to sell life insurance and fixed rate annuities. NECB Financial Services Group, LLC is licensed in New York State but terminated its license in Connecticut on February 22, 2024 due to the sale of all the Bank’s assets relating to Harbor West Wealth Management Group to a third party in January 2024. This subsidiary is currently inactive.

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

Below is information regarding our executive officer who is not also a director. Mr. Hom has held his current position for the period indicated below. Age presented is as of December 31, 2024.

Donald S. Hom joined the Company and the Bank in 2007, serving as Chief Financial Officer since 2013. Prior to joining the Company and the Bank, Mr. Hom served for 23 years as a bank examiner and financial analyst for a Federal banking regulatory agency and six years as the chief executive officer of a New Jersey community bank. Age 70.

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

In recent years, we have shifted our loan originations to focus primarily on construction loans, while continuing to originate a limited number of commercial and industrial loans, multifamily, mixed-use and non-residential real estate loans. We expect this focus to continue given the needs of the communities we serve in the New York Metropolitan Area. Our construction loan portfolio has increased to $1.4 billion, net of loans-in-process of $398.4 million, or 78.6% of total loans, at December 31, 2024 from $251.0 million, net of loans-in-process of $145.8 million, or 39.8% of total loans, at December 31, 2016. As a result, our credit risk profile may be higher than traditional community banks that have higher concentrations of one- to four-family residential loans and other real estate-based loans.

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

At December 31, 2024, $262.6 million, or 14.5%, of our loan portfolio consisted of multifamily, mixed-use and non-residential real estate loans. As a result, our credit risk profile is generally higher than traditional thrift institutions that have higher concentrations of one- to four-family residential loans.

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

In 2006, the Office of the Comptroller of the Currency, the FDIC and the Board of Governors of the Federal Reserve System (collectively, the “Agencies”) issued joint guidance entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” (the “CRE Guidance”). Although the CRE Guidance did not establish specific lending limits, it provides that a bank’s commercial real estate lending exposure could receive increased supervisory scrutiny where total non-owner-occupied commercial real estate loans, including loans secured by apartment buildings, investor commercial real estate, and construction and land loans, represent 300% or more of an institution’s total risk-based capital, and the outstanding balance of the commercial real estate loan portfolio has increased by 50% or more during the preceding 36 months. Construction loans represented 485% of the Bank’s total risk-based capital at December 31, 2024, and our multifamily, mixed-use and nonresidential real estate loan portfolio represented 90% of the Bank’s total risk-based capital on that same date.

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

At December 31, 2024, $118.7 million, or 6.6%, of our loan portfolio consisted of commercial and industrial loans. Commercial and industrial loans generally expose a lender to a greater risk of loss than one- to four-family residential loans. Repayment of commercial and industrial loans generally is dependent, in large part, on sufficient income from the business to cover operating expenses and debt service. In addition, to the extent that borrowers have more than one commercial loan outstanding, an adverse development with respect to one loan or one credit relationship could expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential real estate loan.

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

At December 31, 2024, $1.3 billion of our construction loan portfolio, or 92.3% of our construction loan portfolio and 72.7% of our total loan portfolio, represented loans made in the high absorption areas of these four counties of New York. In addition, at December 31, 2024, $159.8 million, or 60.9% of our multifamily, mixed use and non-residential real estate loan portfolio and 8.8% of our total loan portfolio, represented loans made in the Boston Metropolitan Area. Furthermore, at December 31, 2024, $96.1 million, or 36.6% of our multifamily, mixed-use and non-residential real estate loan portfolio and 5.3% of our total loan portfolio, represented loans made in the New York Metropolitan Area.

This might make us vulnerable to a downturn in the local economy and real estate markets and to a decrease in new construction in these counties. Adverse conditions in the local economy such as unemployment, recession, a catastrophic event or other factors beyond our control could impact the ability of our borrowers to repay their loans, which could impact our net interest income. Decreases in local real estate values caused by economic conditions, changes in tax laws or other events could adversely affect the value of the property used as collateral for our loans, which could cause us to realize a loss in the event of a foreclosure. Further, deterioration in local economic conditions could necessitate an increase in our provision for credit losses and a resulting reduction to our earnings and capital.

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

Among other sources of funds, we rely on brokered deposits as well as military deposits and deposits obtained from listing services to provide funds with which to make loans and provide other liquidity needed. At December 31, 2024, brokered deposits, military deposits and deposits obtained through listing services totaled $489.3 million, or 29.3% of total deposits, of which brokered deposits represents $436.0 million or 26.1% of total deposits.

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

Risks Related to Our Payment of Dividends

Our dividend policy may change without notice and any payment of dividends in the future is subject to the discretion of our Board of Directors.

The holders of our common stock will receive cash dividends if and when declared by our Board of Directors out of legally available funds. The Company has historically paid a quarterly cash dividend to stockholders. During the year ended December 31, 2024, the Company increased the quarterly cash dividends to $0.10 per share on March 21, 2024 and $0.15 per share on September 19, 2024 from $0.06 per share prior to 2024. Although we have a history of paying cash dividends, we have no obligation to continue paying dividends. Any future determination relating to our dividend policy will be made at the discretion of our board of directors and will depend on a number of factors, including our future earnings, capital requirements and alternative uses for capital, financial condition, future prospects, regulatory restrictions, and other factors that our board of directors may deem relevant. Our principal business operations are conducted through our subsidiary, the Bank, and the ability of the Bank to pay dividends to us will continue to be subject to, and limited by, certain legal and regulatory restrictions. Further, any lenders making loans to us may impose financial covenants that may be more restrictive with respect to dividend payments than the regulatory requirements.

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

In March 2023, Silicon Valley Bank and Signature Bank experienced large deposit outflows coupled with insufficient liquidity to meet withdrawal demands, resulting in the institutions being placed into FDIC receivership. Additionally, in May 2023, First Republic Bank experienced similar circumstances which resulted in the institution being placed in FDIC receivership. In the aftermath of these events, there has been substantial market disruption and concerns that diminished depositor confidence could spread across the banking industry, leading to deposit outflows that could destabilize other institutions. To strengthen public confidence in the banking system, the FDIC took action to protect funds held in uninsured deposit accounts at Silicon Valley Bank and Signature Bank following the placement of those institutions into receivership. However, the FDIC has not committed to protecting uninsured deposits in other institutions that experience outsized withdrawal demands. At December 31, 2024, we had uninsured deposits totaling $346.9 million and $115.0 million in available liquidity, including $78.3 million in cash, as well as $834.7 million in borrowing capacity at the FRBNY which was sufficient to cover our uninsured deposits as of December 31, 2024. Notwithstanding our significant liquidity, large deposit outflows could adversely affect our financial condition and results of operations and could result in the closure of the Bank. Furthermore, the recent bank failures may result in strengthening of capital and liquidity rules which, if the revised rules apply to us, could adversely affect our financial condition and results of operations.

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

     Companies are facing increasing scrutiny from customers, regulators, investors, and other stakeholders related to their environmental, social and governance (“ESG”) practices and disclosure.  Investor advocacy groups, investment funds and influential investors are also increasingly focused on these practices, especially as they relate to, among other things, the environment, health and safety, labor conditions and human rights.  Increased ESG related compliance costs could result in increases to our overall operational costs.  Failure to adapt to or comply with regulatory requirements or investor or stakeholder expectations and standards could negatively impact our reputation, ability to do business with certain partners, and our stock price.  New government regulations could also result in new or more stringent forms of ESG oversight and expanding mandatory and voluntary reporting, diligence, and disclosure.

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

The Bank is subject to extensive regulation, supervision and examination by the FDIC and the New York State Department of Financial Services. In addition, the Company is subject to extensive regulation, supervision and examination by the Federal Reserve Board. Such regulation, supervision and examination govern the activities in which we may engage, and are intended primarily for the protection of the deposit insurance fund and the Bank’s depositors and not for the protection of our stockholders. Federal and state regulatory agencies have the ability to take supervisory actions against financial institutions that have experienced increased loan losses and exhibit underwriting or other compliance weaknesses. These actions include the entering into of formal or informal written agreements and cease and desist orders that may place certain limitations on their operations. If we were to become subject to a regulatory action, such action could negatively impact our ability to execute our business plan, and result in operational restrictions, as well as our ability to grow, pay dividends, repurchase stock or engage in mergers and acquisitions. See “Item 1: Business — Regulation and Supervision — Bank Regulation  — Capital Requirements” for a discussion of regulatory capital requirements.

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

ITEM 2.PROPERTIES

At December 31, 2024, we conducted business through our administrative headquarters located in White Plains, New York and through our eleven branch offices located in Bronx, New York, Rockland, Orange, and Sullivan Counties in New York and Essex, Middlesex, and Norfolk Counties in Massachusetts and three loan production offices located in White Plains and New City, New York and Danvers, Massachusetts. We previously operated a leased wealth management office in Westport, Connecticut. However, we no longer maintain this office following the sale of all of the Bank’s assets relating to Harbor West Wealth Management Group to a third party in January 2024, which the third party is currently leasing the office from us. At December 31, 2024, we leased five of our offices, and the total net book value of our land, buildings, furniture, fixtures and equipment was $24.8 million.

ITEM 3.LEGAL PROCEEDINGS

From time to time, the Company and the Bank are involved in routine legal proceedings in the ordinary course of business. At December 31, 2024, such routine legal proceedings, in the aggregate, are believed by management to be immaterial to our financial condition, results of operations and cash flows.

ITEM 4.MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The common stock of the Company is traded on the Nasdaq Capital Market under the ticker symbol “NECB.”

Holders

The number of shareholders of record of the Company at March 11, 2025 was 301.

Dividends

The Company has historically paid a quarterly cash dividend to stockholders. During the year ended December 31, 2024, the Company increased the quarterly cash dividends to $0.10 per share on March 21, 2024 and $0.15 per share on September 19, 2024 from $0.06 per share prior to 2024. As previously disclosed, the Company’s Board of Directors also declared a one-time special cash dividend of $0.15 per share, which was paid on November 6, 2024, to shareholders of record at the close of business on October 6, 2024 and $0.18 per share, which was paid on May 31, 2022, to shareholders of record at the close of business on May 16, 2022.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information regarding outstanding options and shares outstanding under the Company’s previously disclosed 2022 Equity Incentive Plan at December 31, 2024:

	(a)	(b)	(c)
Numbers of Securities
Remaining Available
for Future Issuance
	Numbers of Securities to	Weighted-Average	Under Equity
	be Issued Upon Exercise	Exercise Price of	Compensation Plans
	of Outstanding Options,	Outstanding Options,	(Excluding Securities
Period	Warrants and Rights	Warrants and Rights	Reflected in Column (a))
Equity compensation plan approved by security holders	842,896	$13.72	98,311
Equity compensation plan not approved by security holders	-	-	-
Total	842,896		98,311

Issuer Purchases of Equity Securities

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

The following table provides information on repurchases by the Company of its common stock under the Company’s stock repurchase program during the quarter ended December 31, 2024:

			Total Number of Shares	Maximum Number of
			Purchased as Part of	Shares that May Yet Be
	Total Number of	Average Price Paid	Publicly Announced	Purchased Under the
Period	Shares Purchased	Per Share	Plans or Programs	Plans or Programs
October 1 - 31, 2024	-	$-	-	418,044
November 1 - 30, 2024	-	-	-	418,044
December 1 - 31, 2024	-	-	-	418,044
Total	-		-

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

At December 31, 2024, $1.4 billion, or 78.6%, of our total loan portfolio, net of loans in process, consisted of construction loans primarily located in high demand and high absorption areas in the New York Metropolitan Area. There continues to be a significant need for construction financing within the high absorption, homogeneous communities served by the Bank and we intend to continue to support the growth of these communities through the financing of condominium and apartment construction loans within the communities.

Maintaining strong asset quality and managing credit risk.

Strong asset quality is a key to the long-term financial success of any financial institution. We have been successful in maintaining strong asset quality in recent years. Our ratio of non-performing assets to total assets was 0.25%, 0.33%, and 0.10%, at December 31, 2024, 2023 and 2022, respectively. We attribute this credit quality to a conservative credit culture and an effective credit risk management environment. We have an experienced team of credit professionals, well-defined and implemented credit policies and procedures, what we believe to be conservative loan underwriting criteria, and active credit monitoring policies and procedures. Our senior management team also spends substantial time conducting construction site visits and visiting regularly with community leaders and borrowers in our high absorption communities, which enables us to understand the needs of our communities and to stay informed as to matters affecting those communities.

Continuing to grow our non-interest bearing deposit accounts through the maintenance of low customer fees and charges.

We believe that as a community bank we should maintain the fees and charges we charge our customers as low as possible. By doing so, we have been able to attract and retain supermarkets and other businesses as customers of the Bank and at the same time increase the amount of our non-interest bearing business accounts.

Expanding our franchise through de novo branching or branch acquisitions.

As the communities we serve continue to grow and expand into new areas, we believe there will be branch expansion opportunities within our market area and in the newly developing communities expanding outward from existing high absorption, homogeneous communities where our branches are currently located. We intend to continue to explore opportunities as they arise to expand our branch network.

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

The Company has chosen to segment its portfolio consistent with the manner in which it manages credit risk. Such segments include residential real estate, non-residential real estate, construction, commercial and industrial business, and consumer. For most segments, the Company calculates estimated credit losses using a probability of default and loss given default methodology, the results of which are applied to each individual loan within the segment. The point in time probability of default and loss given default are then conditioned by macroeconomic scenarios to incorporate reasonable and supportable forecasts that affect the collectability of the reported amount.

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

Balance Sheet Analysis

General

Total assets increased $245.4 million, or 13.9%, to $2.0 billion at December 31, 2024, from $1.8 billion at December 31, 2023. The increase in assets was primarily due to increases in net loans of $226.0 million, cash and cash equivalents of $9.6 million, equity securities of $3.9 million, real estate owned of $3.7 million, and other assets of $3.5 million.

Cash and cash equivalents increased $9.6 million, or 14.0%, to $78.3 million at December 31, 2024 from $68.7 million at December 31, 2023. The increase in cash and cash equivalents was a result of an increase in deposits of $270.3 million, partially offset by a decrease in borrowings of $64.0 million, an increase of $227.0 million in net loans, dividends to shareholders of $8.7 million, and stock repurchases of $2.4 million.

Equity securities increased $3.9 million, or 21.5%, to $22.0 million at December 31, 2024 from $18.1 million at December 31, 2023. The increase in equity securities was attributable to the purchase of $4.0 million in equity securities during the second half of 2024, offset by market depreciation of $109,000 due to market interest rate volatility during the year ended December 31, 2024.

Securities held-to-maturity decreased $1.3 million, or 7.8%, to $14.6 million at December 31, 2024 from $15.9 million at December 31, 2023 due to $1.3 million in maturities and pay-downs of various investment securities, partially offset by a decrease of $10,000 in the allowance for credit losses for held-to-maturity securities.

Loans, net of the allowance for credit losses, increased $226.0 million, or 14.3%, to $1.8 billion at December 31, 2024 from $1.6 billion at December 31, 2023. The increase in loans, net of the allowance for credit losses, was primarily due to loan originations of $656.0 million during the year ended December 31, 2024, consisting primarily of $573.8 million in construction loans with respect to which approximately 36.3% of the funds were disbursed at loan closings, with the remaining funds to be disbursed over the terms of the construction loans. In addition, during the year ended December 31, 2024, we originated $54.9 million in commercial and industrial loans, $14.0 million in non-residential loans, $12.6 million in multi-family loans, and $600,000 in mixed-use loans. We also originated $9.2 million in letters of credit.

Loan originations during the year ended December 31, 2024 resulted in a net increase of $206.8 million in construction loans, $7.6 million in commercial and industrial loans, $8.3 million in non-residential loans, $7.7 million in multi-family loans, and $409,000 in consumer loans. The increase in our loan portfolio was partially offset by decreases of $3.1 million in mixed-use loans and $1.8 million in residential loans, coupled with normal pay-downs and principal reductions.

The allowance for credit losses related to loans decreased to $4.8 million as of December 31, 2024, from $5.1 million as of December 31, 2023. The decrease in the allowance for credit losses related to loans was due to charge-offs totaling $1.3 million, offset by provision for credit losses totaling $1.1 million.

Premises and equipment decreased $647,000, or 2.5%, to $24.8 million at December 31, 2024 from $25.5 million at December 31, 2023 primarily due to the depreciation of fixed assets.

Investments in Federal Home Loan Bank stock decreased $532,000, or 57.3%, to $397,000 at December 31, 2024 from $929,000 at December 31, 2023. The decrease was due primarily to the mandatory redemption of Federal Home Loan Bank stock totaling $630,000 in connection with the maturity of $14.0 million in advances in 2024, offset by purchases of Federal Home Loan Bank stock totaling $98,000 due to the growth of our mortgage loan portfolio.

Bank owned life insurance (“BOLI”) increased $656,000, or 2.6%, to $25.7 million at December 31, 2024 from $25.1 million at December 31, 2023 due to increases in the BOLI cash value.

Accrued interest receivable increased $1.2 million, or 9.5%, to $13.5 million at December 31, 2024 from $12.3 million at December 31, 2023 due to an increase in the loan portfolio.

Real estate owned increased $3.7 million, or 251.6%, to $5.1 million at December 31, 2024 from $1.5 million at December 31, 2023 due to foreclosure of a property, with a book value of $4.4 million, located in the Bronx, New York, offset by charge-offs totaling $689,000 resulting from a decrease in the estimated fair value of a foreclosed property located in Pittsburgh, Pennsylvania.

Right of use assets — operating decreased $565,000, or 12.4%, to $4.0 million at December 31, 2024 from $4.6 million at December 31, 2023, primarily due to amortization.

Other assets increased $3.5 million, or 44.0%, to $11.6 million at December 31, 2024 from $8.0 million at December 31, 2023 due to increases of $3.1 million in tax assets, $476,000 in suspense accounts, and $6,000 in miscellaneous assets, partially offset by decreases of $40,000 in prepaid expenses and $2,000 in securities receivables.

Total deposits increased $270.3 million, or 19.3%, to $1.7 billion at December 31, 2024 from $1.4 billion at December 31, 2023. The increase in deposits was primarily due to the Bank offering competitive interest rates to attract deposits. This resulted in a shift in deposits whereby certificates of deposit increased $239.7 million, or 31.5%, and NOW/money market accounts increased $98.0 million, or 67.4%, partially offset by decreases in savings account balances of $54.3 million, or 28.2%, and non-interest bearing demand deposits of $14.7 million, or 4.9%.

Federal Reserve Bank borrowings of $50.0 million at December 31, 2023 and Federal Home Loan Bank advances of $14.0 million at December 31, 2023 were paid-off during the year ended December 31, 2024.

Advance payments by borrowers for taxes and insurance decreased $402,000, or 19.9%, to $1.6 million at December 31, 2024 from $2.0 million at December 31, 2023 due primarily to real estate tax payments for borrowers.

Lease liability – operating decreased $517,000, or 11.2%, to $4.1 million at December 31, 2024 from $4.6 million at December 31, 2023, primarily due to amortization.

Accounts payable and accrued expenses increased $972,000, or 7.2%, to $14.5 million at December 31, 2024 from $13.6 million at December 31, 2023 due primarily to increases in dividends payable and other payables of $856,000 and deferred compensation of $729,000, partially offset by decreases in accrued interest expense of $102,000, suspense account for loan closings of $99,000, and accrued expense of $79,000. The allowance for credit losses for off-balance sheet commitments decreased $334,000, or 32.1%, to $704,000 at December 31, 2024 from $1.0 million at December 31, 2023.

Stockholders’ equity increased $39.0 million, or 14.0% to $318.3 million at December 31, 2024, from $279.3 million at December 31, 2023. The increase in stockholders’ equity was due to net income of $47.1 million for the year ended December 31, 2024, the amortization expense of $2.0 million relating to restricted stock and stock options granted under the Company’s 2022 Equity Incentive Plan, an increase of $1.3 million in earned employee stock ownership plan shares coupled with a reduction of $475,000 in unearned employee stock ownership plan shares, and an exercise of stock options totaling $14,000, partially offset by dividends paid and declared of $8.7 million, stock repurchases and stock repurchase excise taxes totaling $2.5 million, awarding restricted stock totaling $725,000. and $93,000 in other comprehensive income.

Loans

Our loan portfolio consists primarily of construction loans, commercial and industrial loans, multifamily and mixed-use residential real estate loans and non-residential real estate loans. We also have a limited amount of one- to four-family residential real estate loans, which we no longer originate, and consumer loans, which we originate on a very limited basis.

The following table shows the loan portfolio at the dates indicated:

	2024		2023
	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Residential real estate loans:
One- to four-family	$3,472	0.19%	$5,252	0.33%
Multifamily	206,606	11.40	198,927	12.54
Mixed-use	26,571	1.47	29,643	1.87
Total residential real estate loans	236,649	13.06	233,822	14.74
Non-residential real estate loans	29,446	1.62	21,130	1.33
Construction loans	1,426,167	78.68	1,219,413	76.85
Commercial and industrial loans	118,736	6.55	111,116	7.00
Consumer loans	1,649	0.09	1,240	0.08
Total loans	1,812,647	100.00%	1,586,721	100.00%
Allowance for credit losses	(4,830)		(5,093)
Deferred loan (fees) costs, net	(49)		176
Loans, net	$1,807,768		$1,581,804

Loan Maturity.  The following table sets forth certain information at December 31, 2024 regarding the dollar amount of loan principal repayments becoming due during the periods indicated. The tables do not include any estimate of prepayments which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

				Non-
	One- to			Residential		Commercial
	Four-	Multi-	Mixed-	Real		and		Total
December 31, 2024	Family	Family	Use	Estate	Construction	Industrial	Consumer	Loans

	(Dollars in thousands)
Amounts due in:
One year or less	$—	$1,688	$1,733	$947	$1,039,799	$93,222	$1,648	$1,139,037
More than 1-5 years	453	144,589	9,901	10,033	386,368	16,780	1	568,125
More than 5-15 years	317	57,860	14,937	18,466	—	8,734	—	100,314
More than 15 years	2,702	2,469	—	—	—	—	—	5,171
Total	$3,472	$206,606	$26,571	$29,446	$1,426,167	$118,736	$1,649	$1,812,647

The following table sets forth all loans at December 31, 2024 that are due after December 31, 2025 and have either fixed interest rates or floating or adjustable interest rates:

		Floating or	Total at
	Fixed Rates	Adjustable Rates	December 31, 2024

	(Dollars in thousands)
Residential real estate loans:
One- to four-family	$3,019	$453	$3,472
Multifamily	140,138	64,780	204,918
Mixed-use	2,320	22,518	24,838
Non-residential real estate loans	1,328	27,171	28,499
Construction loans	—	386,368	386,368
Commercial and industrial loans	17,085	7,429	24,514
Consumer loans	1	—	1
Total	$163,891	$508,719	$672,610

Securities

Our investment portfolio consists primarily of mutual funds, residential mortgage-backed securities issued by Fannie Mae, Freddie Mac, and Ginnie Mae primarily with stated final maturities of 10 years or more, and municipal securities with maturities of one year or more.

The following table sets forth the stated maturities and weighted average yields of investment securities at December 31, 2024. Weighted average yields on tax-exempt securities are presented on a tax equivalent basis using a combined federal and state marginal rate of 28.4%. Certain securities have adjustable interest rates and will reprice monthly, quarterly, semi-annually or annually within the various maturity ranges. Equity securities are not included in the table based on lack of a maturity date. The table presents contractual maturities for mortgage-backed securities and does not reflect repricing or the effect of prepayments.

			Due after One but within		Due after Five but within
	Due within One Year		Five Years		Ten Years		Due after Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average
December 31, 2024	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield

	(Dollars in thousands)
Securities held-to-maturity:
Mortgage-backed securities	$—	—%	$3	4.62%	$1,008	2.10%	$1,855	2.24%	$2,866	2.20%
U.S. agency collateralized mortgage obligations	—	—	—	—	—	—	2,782	1.49	2,782	1.49
Municipal bonds	527	1.73	1,818	1.76	1,715	1.45	5,034	1.46	9,094	1.53
Total held-to-maturity	$527	1.73%	$1,821	1.76%	$2,723	1.69%	$9,671	1.62%	$14,742	1.65%
Total investment securities	$527	1.73%	$1,821	1.76%	$2,723	1.69%	$9,671	1.62%	$14,742	1.65%

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

	At December 31,
	2024			2023
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Percent	Rate	Balance	Percent	Rate

	(Dollars in thousands)
Demand deposits:
Non-interest bearing	$277,957	17.82%	—	$322,185	25.18%	—
NOW and money market	209,993	13.46%	3.41%	93,426	7.30%	3.07%
Total	487,950	31.28%	1.56%	415,611	32.48%	1.00%
Savings accounts	154,430	9.90%	2.16%	248,755	19.44%	2.71%
Certificates of deposit	917,665	58.82%	4.71%	615,124	48.08%	4.62%
Total	$1,560,045	100.00%	3.50%	$1,279,490	100.00%	3.20%

As of December 31, 2024 and 2023, the aggregate amount of uninsured deposits (deposits in amounts greater than or equal to $250,000, which is the maximum amount for federal deposit insurance) was $346.9 million and $344.8 million, respectively. In addition, as of December 31, 2024, the aggregate amount of all our uninsured certificates of deposit was $187.2 million. We have no deposits that are uninsured for any reason other than being in excess of the maximum amount for federal deposit insurance.

The following table sets forth the portion of the Bank’s certificates of deposit, by remaining time until maturity, that are in excess of the FDIC insurance limit as of December 31, 2024:

At
December 31, 2024
(In thousands)
Maturity Period:
Three months or less	$54,390
Over three through six months	111,482
Over six through twelve months	6,045
Over twelve months	15,260
Total	$187,177

Average Balance Sheets

The following tables set forth average balance sheets, average yields and costs, and certain other information for the years indicated. No tax-equivalent yield adjustments have been made, as the effects would be immaterial.  All average balances are daily average balances.  Non-accrual loans were included in the computation of average balances. The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense. Deferred loan fees totaled $49,000 and deferred loan costs totaled $176,000 for the years ended December 31, 2024 and 2023, respectively. Loan balances exclude loans held for sale.

	Year Ended December 31,
	2024			2023
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$1,701,079	$153,902	9.05%	$1,401,492	$127,486	9.10%
Securities	34,765	839	2.41	37,819	777	2.05
Federal Home Loan Bank stock	677	70	10.34	984	82	8.33
Other interest-earning assets	92,610	5,202	5.62	76,542	4,143	5.41
Total interest-earning assets	1,829,131	160,013	8.75	1,516,837	132,488	8.73
Allowance for credit losses	(4,940)			(4,676)
Noninterest-earning assets	90,675			84,287
Total assets	$1,914,866			$1,596,448

Interest-bearing liabilities:
Interest-bearing demand deposits	$209,993	$8,498	4.05%	$93,426	$2,459	2.63%
Savings and club accounts	154,430	3,799	2.46	248,755	6,777	2.72
Certificates of deposit	917,665	43,322	4.72	615,124	24,945	4.06
Interest-bearing deposits	1,282,088	55,619	4.34	957,305	34,181	3.57
Federal Home Loan Bank advances and other	33,117	1,602	4.84	29,007	1,116	3.85
Total interest-bearing liabilities	1,315,205	$57,221	4.35	986,312	$35,297	3.58
Noninterest-bearing demand deposits	277,957			322,185
Other noninterest-bearing liabilities	19,739			17,139
Total liabilities	1,612,901			1,325,636
Total shareholders’ equity	301,965			270,812
Total liabilities and shareholders’ equity	$1,914,866			$1,596,448
Net interest income		$102,792			$97,191
Net interest rate spread (1)			4.40%			5.15%
Net interest margin (3)			5.62%			6.41%
Net interest-earning assets (2)	$513,926			$530,525
Average interest-earning assets to interest-bearing liabilities	139.08%			153.79%
(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Year Ended 12/31/2024
	Compared to
	Year Ended 12/31/2023
	Increase (Decrease)
	Due to
	Volume	Rate	Total

	(Dollars in thousands)
Interest income:
Loans receivable	$27,108	$(692)	$26,416
Securities	(66)	128	62
Federal Home Loan Bank stock	(29)	17	(12)
Other interest-earning assets	898	161	1,059
Total	$27,911	$(386)	$27,525
Interest expense:
Interest bearing demand deposit	$4,221	$1,818	$6,039
Savings accounts	(2,371)	(607)	(2,978)
Certificates of deposits	13,779	4,598	18,377
Borrowed money	173	313	486
Total	15,802	6,122	21,924
Net change in net interest income	$12,109	$(6,508)	$5,601

Results of Operations for the Years Ended December 31, 2024 and 2023

Financial Highlights

Net income for the year ended December 31, 2024 was $47.1 million compared to net income of $46.3 million for the year ended December 31, 2023. Net income for the year ended December 31, 2024 was greater than the year ended December 31, 2023 primarily due to an increase in net interest income and provision for credit losses reduction, partially offset by a decrease in non-interest income, an increase in non-interest expenses, and an increase in income tax expense.

Summary Income Statements

The following table sets forth the income summary for the periods indicated:

	Year Ended December 31,
			Change Fiscal 2024/2023
	2024	2023	$	%

	(Dollars in thousands)
Net interest income	$102,792	$97,191	$5,601	5.76%
Provision for credit losses	740	972	(232)	(23.87)%
Non-interest income	2,783	3,743	(960)	(25.65)%
Non-interest expenses	39,062	35,221	3,841	10.91%
Income tax expense	18,699	18,465	234	1.27%
Net income	$47,074	$46,276	$798	1.72%
Return on average assets	2.50%	2.90%
Return on average equity	15.83%	17.09%

Net Interest Income

Net interest income totaled $102.8 million for the year ended December 31, 2024, as compared to $97.2 million for the year ended December 31, 2023. The increase in net interest income of $5.6 million, or 5.8%, was primarily due to an increase in interest income that exceeded an increase in interest expense.

The increase in interest income is attributable to increases in loans and interest-bearing deposits, partially offset by decreases in investment securities and FHLB stock. The increase in interest income is also attributable to the Federal Reserve’s interest rate increases during 2023 that continued until September 2024. However, the Federal Reserve’s decrease of interest rates starting in September 2024 impacted the yield on our interest earning assets.

The increase in market interest rates in 2023 that continued until September 2024 also caused an increase in our interest expense. As a result, the increase in interest expense for the year ended December 31, 2024 was due to an increase in the cost of funds on our deposits and borrowed money. The increase in interest expense was also due to increases in the average balances on our certificates of deposits, our interest-bearing demand deposits, and our borrowed money, offset by a decrease in the average balance of our savings and club deposits.

Total interest and dividend income increased $27.5 million, or 20.8%, to $160.0 million for the year ended December 31, 2024 from $132.5 million for the year ended December 31, 2023. The increase in interest and dividend income was due to an increase in the average balance of interest earning assets of $312.3 million, or 20.6%, to $1.8 billion for the year ended December 31, 2024 from $1.5 billion for the year ended December 31, 2023 and an increase in the yield on interest earning assets by two basis points from 8.73% for the year ended December 31, 2023 to 8.75% for the year ended December 31, 2024.

Interest expense increased $21.9 million, or 62.1%, to $57.2 million for the year ended December 31, 2024 from $35.3 million for the year ended December 31, 2023. The increase in interest expense was due to an increase in the cost of interest bearing liabilities by 77 basis points from 3.58% for the year ended December 31, 2023 to 4.35% for the year ended December 31, 2024, and an increase in average interest bearing liabilities of $328.9 million, or 33.3%, to $1.3 billion for the year ended December 31, 2024 from $986.3 million for the year ended December 31, 2023.

The increase in the cost of interest bearing liabilities was also partially due to a shift to interest bearing certificates of deposits and interest bearing demand deposits from savings accounts as the average balances of interest bearing certificates of deposits increased by $302.5 million, or 49.2%, from $615.1 million for the year ended December 31, 2023 to $917.7 million for the year ended December 31, 2024 and the average balances of interest bearing demand deposits increased by $116.6 million, or 124.8%, from $93.4 million for the year ended December 31, 2023 to $210.0 million for the year ended December 31, 2024. During the same time period, the average balances of savings accounts decreased by $94.3 million, or 37.9%, from $248.8 million for the year ended December 31, 2023 to $154.4 million for the year ended December 31, 2024. The increase in the average balances of interest bearing certificates of deposits and interest bearing demand deposits were used primarily to fund the loan portfolio growth and decreases in savings and club deposits and non-interest bearing demand deposits.

The average balances of our non-interest bearing demand deposits decreased by $44.2 million, or 13.7%, from $322.2 million for the year ended December 31, 2023 to $278.0 million for the year ended December 31, 2024. Net interest margin decreased by 79 basis points, or 12.3%, for the year ended December 31, 2024 to 5.62% compared to 6.41% for the year ended December 31, 2023. The decrease in the net interest margin was due to an increase in the average balance of interest earning assets of $312.3 million or 20.6% that outpaced an increase in the net interest income of $5.6 million, or 5.8%.

Credit Loss Expense.  A credit loss expense of $740,000 was recorded for the year ended December 31, 2024 as compared to a credit loss expense of $972,000 for the year ended December 31, 2023. The credit loss expense of $740,000 for the year ended December 31, 2024 was comprised of a credit loss expense for loans of $1.0 million, partially offset by a credit loss expense reduction for off-balance sheet commitments of $334,000 and a credit loss expense reduction for held-to-maturity investment securities of $10,000.

The credit loss expense for loans of $1.0 million for the year ended December 31, 2024 was primarily attributed to charge-offs totaling $1.3 million, partially offset by favorable trends in the economy.

The credit loss expense reduction for off-balance sheet commitments of $334,000 for the year ended December 31, 2024 was primarily attributed to a reduction of $157.6 million in the level of off-balance sheet commitments. The credit loss expense reduction for held-to-maturity investment securities of $10,000 for the year ended December 31,

2024 was primarily attributed to a reduction of $708,000 in the level of applicable held-to-maturity investment securities.

The credit loss expense of $972,000 for the year ended December 31, 2023 was comprised of credit loss expense for loans of $1.5 million and credit loss expense for held-to-maturity investment securities of $5,000, partially offset by a credit loss expense reduction for off-balance sheet commitments of $548,000.

We charged-off $1.3 million during the year ended December 31, 2024 as compared to charge-offs of $313,000 during the year ended December 31, 2023. The charge-offs of $1.3 million during the year ended December 31, 2024 were comprised of a complete charge-off of $1.0 million against a potential non-performing commercial and industrial loan whereby the borrower pleaded guilty and faces incarceration due to loan fraud not related to our commercial and industrial loan and charge-offs totaling $347,000 against various unpaid overdrafts in our demand deposit accounts. The charge-offs of $313,000 during the year ended December 31, 2023 were comprised of a charge-off of $159,000 related to three performing construction loans on the same project whereby we sold the loans to a third-party at a loss of $159,000. The remaining charge-offs of $154,000 for the 2023 period were against various unpaid overdrafts in our demand deposit accounts.

We recorded no recoveries from previously charged-off loans during the year ended December 31, 2024 and 2023.

Based on a review of our loan portfolio, held-to-maturity investment securities, and off-balance sheet commitments at December 31, 2024, management believes that the allowance is maintained at a level that represents its best estimate of expected future losses in the loan portfolio, held-to-maturity investment securities, and off-balance sheet commitments that were both probable and reasonably estimable.

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

Non-Interest Income

The following table sets forth a summary of non-interest income for the periods indicated:

	Year Ended December 31,
	2024	2023

	(Dollars in thousands)
Other loan fees and service charges	$2,098	$1,891
Gain (loss) on disposition of equipment	22	(18)
Earnings on bank-owned life insurance	656	1,013
Investment advisory fees	—	458
Realized and unrealized (loss) gain on equity securities	(109)	294
Other	116	105
Total	$2,783	$3,743

The decrease in total non-interest income of $960,000, or 25.6%, was primarily due to decreases of $458,000 in investment advisory fees, $403,000 in unrealized gains (losses) on equity securities, and $357,000 in BOLI income, partially offset by increases of $207,000 in other loan fees and service charges, $40,000 from sale/disposition of fixed assets, and $11,000 in miscellaneous other non-interest income.

The decrease in investment advisory fees was due to the disposition in January 2024 of the Bank’s assets relating to the Harbor West Wealth Management Group. As a result of the transaction, the Bank no longer generates investment advisory fees. The decrease in unrealized gain (loss) on equity securities was due to an unrealized loss of $109,000 on equity securities during the year ended December 31, 2024 compared to an unrealized gain of $294,000 on equity securities during the year ended December 31, 2023. The unrealized loss of $109,000 on equity securities during the 2024 period was due to market interest rate volatility during the year ended December 31, 2024.

The decrease in BOLI income was primarily due to two death claims totaling $1.8 million on BOLI policies that resulted in additional BOLI income of $404,000 in the year ended December 31, 2023.

The increase of $207,000 in other loan fees and service charges was due to increases of $148,000 in other loan fees and loan servicing fees, $51,000 in ATM/debit card/ACH fees, and $7,000 in deposit account fees.

Regarding the sale/disposition of fixed assets, we recorded gains of $22,000 during the year ended December 31, 2024 compared to losses of $18,000 during the year ended December 31, 2023.

Non-Interest Expense

The following table sets forth an analysis of non-interest expense for the periods indicated:

	Year Ended December 31,
	2024	2023

	(Dollars in thousands)
Salaries and employee benefits	$20,942	$18,839
Occupancy expense	2,828	2,595
Equipment	890	1,055
Outside data processing	2,604	2,210
Advertising	418	521
Loss on disposition of business	—	138
Real estate owned expense	731	93
Other	10,649	9,770
Total	$39,062	$35,221

Non-interest expense increased $3.8 million, or 10.9%, to $39.1 million for the year ended December 31, 2024 from $35.2 million for the year ended December 31, 2023. The increase resulted primarily from increases of $2.1 million in salaries and employee benefits, $879,000 in other operating expense, $638,000 in real estate owned expense, $394,000 in outside data processing expense, and $233,000 in occupancy expense, partially offset by decreases of $165,000 in equipment expense, $138,000 in loss on the disposition of the Bank’s assets relating to the Harbor West Wealth Management Group, and $103,000 in advertising expense.

Salaries and employee benefits increased by $2.1 million, or 11.2%, to $20.9 million in 2024 from $18.8 million in 2023 primarily due to the hiring of additional personnel to support the growth of the Company, an increase in personnel compensation in order to remain competitive in recruiting and retaining personnel, an increase in the ESOP compensation cost due to an increase in the value of the Company’s stock, an increase in the amortization of expenses related to the 2022 Equity Incentive Plan awards of restricted stocks and options, and a decrease in loan origination expenses related to loan origination fees due to a decrease in loan originations.

Other non-interest expense increased by $879,000 or 9.0%, to $10.6 million in 2024 from $9.8 million in 2023 due mainly to increases of $448,000 in miscellaneous other non-interest expense, $310,000 in service contracts expense, $252,000 in directors compensation, $59,000 in directors, officers, and employee expenses, $40,000 in audit and accounting fees, $29,000 in office supplies, $26,000 in expenses related to the hiring of personnel, and $17,000 in insurance expense. These increases were partially offset by decreases of $222,000 in legal fees, $44,000 in consulting fees, and $36,000 in telephone expense.

The increase of $448,000 in miscellaneous other non-interest expense was mainly due to an increase of $384,000 in regulatory insurance premiums and assessments due to an increase in our total assets, an increase of $43,000 in dues and subscriptions and $21,000 in other non-interest expense.

Real estate owned expense increased by $638,000, or 686.0%, to $731,000 in 2024 from $93,000 in 2023 due to the write down of $689,000 in the value of a Pittsburgh, Pennsylvania foreclosed property in 2024, partially offset by a decrease of $50,000 in operating expenses to maintain that real estate owned property in 2024. The write down of $689,000 on the fair market value of the Pittsburgh, Pennsylvania foreclosed property in 2024 was due to the decrease in demand for office space in that area.

Outside data processing expense increased by $394,000, or 17.8%, to $2.6 million in 2024 from $2.2 million in 2023 due to an increase in transactions and additional services required in 2024 to support the Company’s expansion. Occupancy expense increased by $233,000, or 9.0%, to $2.8 million in 2024 from $2.6 million in 2023 primarily as a result of the increased cost of operating office space.

Equipment expense decreased by $165,000, or 15.6%, to $890,000 in 2024 from $1.1 million in 2023 due to a reduced need to purchase additional equipment in 2024. Advertising expense decreased by $103,000, or 19.8%, to $418,000 in 2024 from $521,000 in 2023 due mainly to a decrease in promotional products.

There was no disposition of a business segment in 2024 compared to a loss of $138,000 in the disposition of Harbor West in 2023.

Income Taxes.  The Company recorded income tax expense of $18.7 million and $18.5 million for the years ended December 31, 2024 and 2023, respectively. For the year ended December 31, 2024, the Company had approximately $802,000 in tax exempt income, compared to $1.1 million in tax exempt income for the year ended December 31, 2023. The decrease in tax exempt income was due to two death claims totaling $1.8 million on BOLI policies during the year ended December 31, 2023. Our effective income tax rates were 28.4% and 28.5% for the year ended December 31, 2024 and 2023, respectively.

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

The following table sets forth information with respect to our non-performing assets at the dates indicated.

	At December 31,
	2024	2023

	(Dollars in thousands)
Total non-accrual loans	$—	$4,385
Total accruing loans past due 90 days or more	—	—
Total non-performing loans	—	4,385
Real estate owned	5,120	1,456
Total non-performing assets	$5,120	$5,841
Total non-performing loans to total loans	—%	0.37%
Total non-performing assets to total assets	0.25%	0.33%

During the year ended December 31, 2024, non-performing assets decreased by $721,000, or 12.3%, to $5.1 million as of December 31, 2024 from $5.8 million as of December 31, 2023. At December 31, 2023, we had two non-performing construction loans totaling $4.4 million secured by the same project located in the Bronx, New York. We successfully foreclosed on these two loans on October 21, 2024 and the balances were transferred to foreclosed real estate. As a result, at December 31, 2024, we had two non-performing assets consisting of two foreclosed properties, with one foreclosed property totaling $4.4 million located in the Bronx, New York and one foreclosed property totaling $767,000 located in Pittsburgh, Pennsylvania.

In 2024, we collected no interest income from loans that were in non-accrual status in 2024. In 2023, we collected no interest income from loans that were in non-accrual status in 2023.

From time to time, as part of our loss mitigation strategy, we may modify loans to borrowers in financial distress by providing principal forgiveness, term extension, an other-than-insignificant payment delay, or interest rate reduction. When principal forgiveness is provided, the amount of forgiveness is charged-off against the allowance for credit losses. There were no new loan modifications to borrowers experiencing financial difficulties during the years ended December 31, 2024 and December 31, 2023. At December 31, 2024 and 2023, we had no loans modified to borrowers experiencing financial difficulty.

The following table summarizes classified and criticized assets of all portfolio types at the dates indicated:

	At December 31,
	2024	2023

	(In thousands)
Classified loans:
Substandard	$241	$4,385
Doubtful	—	—
Loss	—	—
Total classified loans	241	4,385
Special mention	—	915
Total criticized loans	$241	$5,300

On the basis of management’s review of our assets, we had one loan with a balance of $241,000 classified as substandard at December 31, 2024 compared to two loans totaling $4.4 million classified as substandard at December 31, 2023. In addition, we had no loans classified as special mention at December 31, 2024 compared to one loan with a balance of $915,000 classified as special mention at December 31, 2023.

There were no assets classified as doubtful or loss at December 31, 2024 or 2023. The loan portfolio is reviewed on a regular basis to determine whether any loans require classification in accordance with applicable regulations. Not all classified assets constitute non-performing assets.

The decrease in substandard assets was due to the addition of a performing commercial and industrial loan with a balance of $241,000 at December 31, 2024 that experienced a significant decline in sales revenue in 2024, offset by the successful foreclosure and transfer to real estate owned in 2024 of two non-performing, non-accrual construction loans totaling $4.4 million secured by the same project located in the Bronx, New York.

The decrease in special mention assets was due to the removal from special mention of one multi-family loan with a balance of $915,000 at December 31, 2023 that has been performing during 2024.

Delinquent Loans

The following table provides information about delinquencies in our loan portfolio at the dates indicated:

	At December 31,
	2024			2023
	Days Past Due			Days Past Due
	30 – 59	60 – 89	90 or more	30 – 59	60 – 89	90 or more

	(In thousands)
Residential real estate loans:
Multi-family	$931	$—	$—	$—	$—	$—
Consumer loan:	—	—	—	1	—	—
Construction loan:	—	—	—	2,319	—	4,385
Total	$931	$—	$—	$2,320	$—	$4,385

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

The following table sets forth the breakdown of the allowance for credit losses by loan category at the dates indicated:

	At December 31,
	2024			2023
		% of Allowance	% of Loans in		% of Allowance	% of Loans in
		Amount to Total	Category to Total		Amount to Total	Category to Total
	Amount	Allowance	Loans	Amount	Allowance	Loans

	(Dollars in thousands)
Residential real estate loans	$1,900	39.34%	13.06%	$2,433	47.77%	14.74%
Non-residential real estate loans	308	6.38	1.62	126	2.47	1.33
Construction loans	1,937	40.10	78.68	1,914	37.58	76.85
Commercial and industrial	520	10.77	6.55	472	9.27	7.00
Consumer loans	165	3.42	0.09	148	2.91	0.08
Total allowance for credit losses	$4,830	100.00%	100.00%	$5,093	100.00%	100.00%

The following table sets forth an analysis of the activity in the allowance for credit losses related to loans for the periods indicated:

	At or For the Year Ended December 31,
	2024	2023

	(Dollars in thousands)

Total loans net of deferred (fees) costs	$1,812,598	$1,586,897
Average loans outstanding	1,701,079	1,401,492

Allowance at beginning of period	$5,093	$5,474

Impact of adopting ASC 326	—	(1,584)
Net charge-offs:
Residential real estate loans:
One- to four-family	—	—
Multifamily	—	—
Mixed-use	—	—
Total residential real estate loans	—	—
Non-residential real estate loans	—	—
Construction loans	—	159
Commercial and industrial loans	1,000	—
Consumer loans	347	154
Total net charge-offs	1,347	313

Provision for credit losses	1,084	1,516
Allowance at end of period	$4,830	$5,093

Average loan outstanding:
Residential real estate loans:
One- to four-family	4,213	5,240
Multifamily	198,372	141,836
Mixed-use	27,965	28,034
Total residential real estate loans	230,550	175,110
Non-residential real estate loans	26,152	23,196
Construction loans	1,327,180	1,088,219
Commercial and industrial loans	115,807	113,908
Consumer loans	1,390	1,059
Total	1,701,079	1,401,492

Net charge-offs as a percentage of average loans outstanding
Residential real estate loans:
One- to four-family	—%	—%
Multifamily	—	—
Mixed-use	—	—
Total residential real estate loans	—	—
Non-residential real estate loans	—	—
Construction loans	—	0.01
Commercial and industrial loans	0.86	—
Consumer loans	24.96	14.54
Total net charge-offs	0.08%	0.02%

Credit Quality Ratios:
As a percentage of year-end loans, net of deferred fees:
Allowance for credit loss	0.27%	0.32%
Nonaccrual loans	—%	0.28%
Nonperforming loans	—%	0.28%
Allowance for credit losses to nonaccrual loans	NA %	116.15%
Allowance for credit losses to nonperforming loans	NA %	116.15%

The allowance for credit losses related to loans decreased by $263,000 to $4.8 million at December 31, 2024 from $5.1 million at December 31, 2023. The decrease in the allowances for credit losses was due primarily to the charge-offs of $1.3 million during the year ended December 31, 2024 that were comprised of a complete charge-off of $1.0 million against a potential non-performing commercial and industrial loan whereby the borrower pleaded guilty and faces incarceration due to loan fraud not related to our commercial and industrial loan and charge-offs totaling $347,000 against various unpaid overdrafts in our demand deposit accounts, partially offset by provision for credit losses related to loans totaling $1.0 million during 2024.

The increase in the provision for credit losses related to loans was due to increases in the construction, multi-family mortgage, non-residential mortgage, and commercial and industrial loan portfolio, partially offset by a decrease in the mixed-use mortgage loan portfolio.

We had no recoveries in 2024 and 2023. Loans evaluated collectively totaled $1.8 billion at December 31, 2024 compared to $1.6 billion at December 31, 2023. Loans evaluated individually totaled $241,000 at December 31, 2024 compared to $4.4 million at December 31, 2023.

The allowance for credit losses related to off-balance sheet commitments decreased by $334,000 to $704,000 at December 31, 2024 from $1.0 million at December 31, 2023 due primarily to a decrease in the amount of off-balance sheet commitments.

The allowance for credit losses related to held-to-maturity of debt securities decreased by $10,000 to $126,000 at December 31, 2024 from $136,000 at December 31, 2023 due primarily to a decrease in the amount of applicable held-to-maturity debt securities.

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

Our objective is to manage our interest rate risk by determining whether a given movement in interest rates affects our net interest income and the market value of our portfolio equity in a positive or negative way and to execute strategies to maintain interest rate risk within established limits. The results at December 31, 2024 indicate the level of risk within the parameters of our model. Our management believes that the December 31, 2024 results indicate a profile that reflects interest rate risk exposures in both rising and declining rate environments for both net interest income and economic value.

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

If the results produce quantifiable interest rate risk exposure beyond our limits, then the testing will have served as a monitoring mechanism to allow us to initiate asset/liability strategies designed to reduce and therefore mitigate interest rate risk. The table below sets forth an approximation of our interest rate risk exposure. The simulation uses projected repricing of assets and liabilities at December 31, 2024. The income simulation analysis presented represents a one-year impact of the interest scenario assuming a static balance sheet. Various assumptions are made regarding the prepayment speed and optionality of loans, investment securities and deposits, which are based on analysis and market information. The assumptions regarding optionality, such as prepayments of loans and the effective lives and repricing of non-maturity deposit products, are documented periodically through evaluation of current market conditions and historical correlations to our specific asset and liability products under varying interest rate scenarios.

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

The table below sets forth, as of December 31, 2024, the Bank’s net portfolio value, the estimated changes in our net portfolio value and net interest income that would result from the designated instantaneous parallel changes in market interest rates.

	Twelve Month
	Net Interest Income	Net Portfolio Value
	Percent		Percent
Change in Interest Rates (Basis Points)	of Change	Estimated NPV	of Change
+300	23.83%	$364,108	4.64%
+200	16.09	359,276	3.25
+100	8.20	354,127	1.77
0	—	347,958	—
-100	(8.93)%	$338,651	(2.67)%
-200	(18.03)	327,376	(5.92)
-300	(28.08)	313,474	(9.91)

As of December 31, 2024, based on the scenarios above, net interest income would increase by approximately 8.20% to 23.83%, over a one-year time horizon in a rising interest rate environment. One-year net interest income would decrease by approximately 8.93% to 28.08% in a declining interest rate environment over the same period.

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

Overall, our December 31, 2024 results indicate that we are adequately positioned with an acceptable net interest income and economic value at risk and that all interest rate risk results continue to be within our policy guidelines.

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

Our Cash Liquidity ratio, On Balance Sheet Liquidity ratio, and On Balance Sheet Liquidity & Borrowing Capacity ratio averaged 6.7%, 8.8%, and 65.6%, respectively, for the year ended December 31, 2024 compared to 6.7%, 9.6%, and 32.7%, respectively, for the year ended December 31, 2023. We adjust our liquidity levels to fund deposit outflows, pay real estate taxes on real estate loans, repay our borrowings, and to fund loan commitments. We also adjust liquidity as appropriate to meet asset and liability management objectives. However, during the interest rate environment in 2024, we have strategically allowed these metrics to fall below the minimum thresholds at times to provide for the effective management of extension risk and other interest rate risks.

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

Our primary investing activities are the origination of construction loans, commercial and industrial loans, multifamily loans, and to a lesser extent, mixed-use real estate loans and other loans. For the years ended December 31, 2024 and 2023, our loan originations totaled $656.0 million and $815.8 million, respectively. Cash received from the sales, calls, maturities and pay-downs on securities totaled $1.2 million and $11.2 million for the years ended December 31, 2024 and 2023, respectively. We purchased $4.0 million and $806,000 in securities for the years ended December 31, 2024 and 2023, respectively.

Deposit flows are generally affected by the level of interest rates we offer, the interest rates and products offered by local competitors, and other factors. Total deposits increased by $270.3 million at December 31, 2024 due to increases in certificates of deposits and NOW/money market deposits, offset by decreases in savings account deposits, and non-interest bearing demand deposits.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of New York to provide advances. As a member of the Federal Home Loan Bank of New York, we are required to own capital stock in the Federal Home Loan Bank of New York and are authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to credit-worthiness have been met. We had an available borrowing limit of $18.2 million and $29.7 million from the Federal Home Loan Bank of New York as of December 31, 2024 and 2023, respectively. We had no Federal Home Loan Bank advances at December 31, 2024 compared to $14.0 million in Federal Home Loan Bank advances at December 31, 2023.

The Federal Reserve Bank of New York (“FRBNY”) approved on August 30, 2023 the Bank’s eligibility to pledge loans under the Borrower-in-Custody program of the FRBNY thereby allowing the Bank to borrow from the Discount Window at the FRBNY. We had an available borrowing limit of $834.7 million and $865.1 million from the FRBNY as of December 31, 2024 and 2023, respectively. We had no FRBNY borrowings at December 31, 2024 compared to $50.0 million in FRBNY borrowings at December 31, 2023

In addition, we have a borrowing agreement with Atlantic Community Bankers Bank (“ACBB”) to provide short-term borrowings of $8.0 million at December 31, 2024 and 2023. There were no outstanding borrowings with ACBB at December 31, 2024 and 2023.

At December 31, 2024, we had unfunded commitments on construction loans of $399.6 million, unfunded commitments under lines of credit of $86.2 million, outstanding commitments to originate loans of $61.2 million, and unfunded standby letters of credit of $14.9 million. At December 31, 2024, certificates of deposit scheduled to mature in less than one year totaled $918.4 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In the event a significant portion of our deposits are not retained by us, we will have to utilize other funding sources, such as various types of sourced deposits, Federal Home Loan Bank advances, and/or FRBNY borrowings, in order to maintain our level of assets. Alternatively, we could reduce our level of liquid assets, such as our cash and cash equivalents. In addition, the cost of such deposits may be significantly higher or lower depending on market interest rates at the time of renewal.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its stockholders, and interest and principal on outstanding debt, if any. The Company’s primary sources of income are interest income derived from investments in loans and interest bearing accounts at other financial institutions and dividends received from the Bank. At December 31, 2024, the Company had liquid assets of $5.8 million and $15.2 million in loan participations originated by the Bank which are held by the Company.

Off-Balance Sheet Arrangements

For the year ended December 31, 2024, we did not engage in any off-balance sheet transactions reasonably likely to have a material adverse effect on our financial condition, results of operations or cash-flows.

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

ITEM 8.FINANCIAL STATEMENTS

The information required by this item is included herein beginning on page F-1.

ITEM 9.	CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

The Company’s management has, including the Company’s principal executive officer and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment and based on such criteria, we believe that, as of December 31, 2024, the Company’s internal control over financial reporting was effective.

Internal Control Over Financial Reporting. During the quarter and year ended December 31, 2024, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

This Annual Report on Form 10-K does not include an attestation report of the independent registered public accounting firm because the Company is an emerging growth company.

ITEM 9B.OTHER INFORMATION

During the fiscal quarter ended December 31, 2024, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

ITEM 9C.DISCLOSURE REGARDING FOREIGN JURISDICTION THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The information required by this item is incorporated herein by reference to “Item 1: Business—Executive Officers” in this Annual Report on Form 10-K and to the sections captioned “Proposal 1—Election of Directors,” and “Corporate Governance” in our definitive proxy statement for our 2025 annual meeting of stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year covered by this Annual Report on Form 10-K (the “Proxy Statement”).

The Company has adopted the NorthEast Community Bancorp, Inc. Policy Regarding Insider Trading (the “Insider Trading Policy”) and related procedures governing the purchase, sale, and/or other disposition of its securities by its directors, officers, and employees that the Company believes are reasonably designed to promote compliance with insider trading laws, rules, and regulations, and applicable Nasdaq Stock Market listing standards. A copy of the Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K. In addition, with regard to the Company’s trading in its own securities, it is the Company’s policy to comply with the federal securities laws and the applicable Nasdaq Stock Market listing requirements.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

The information required by this item with respect to any delinquent reports filed pursuant to Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

Code of Ethics and Business Conduct

The Company has adopted a Code of Ethics and Business Conduct that is designed to ensure that the Company’s directors and employees meet the highest standards of ethical conduct. The Code of Ethics and Business Conduct, which applies to all employees and directors, addresses conflicts of interest, the treatment of confidential information, general employee conduct and compliance with applicable laws, rules and regulations. In addition, the Code of Ethics and Business Conduct is designed to deter wrongdoing and promote honest and ethical conduct, the avoidance of conflicts of interest, full and accurate disclosure and compliance with all applicable laws, rules and regulations. A copy of the Code of Ethics and Business Conduct is available in the Investor Relations section of our website (www.necb.com). We intend to disclose any amendments to our Code of Ethics and Business Conduct required to be disclosed by the rules of the SEC and the Nasdaq Stock Market on the Investor Relations section of our website.

ITEM 11.EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the section captioned “Executive Compensation” and “Director Compensation” in the Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Proxy Statement.

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

PART IV

ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)	The financial statements required in response to this item are incorporated herein by reference from Item 8 of this Annual Report on Form 10-K.

(2)	All financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)	Exhibits

	No.	Description	Location

	3.1	Articles of Incorporation of NorthEast Community Bancorp, Inc.	Incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-253982), initially filed on March 8, 2021

	3.2	Bylaws of NorthEast Community Bancorp, Inc.	Incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 333-253982), initially filed on March 8, 2021

	4.0	Specimen Stock Certificate of NorthEast Community Bancorp, Inc.	Incorporated herein by reference to Exhibit 4.0 to the Company’s Registration Statement on Form S-1 (File No. 333-253982), initially filed on March 8, 2021

	4.1	Description of NorthEast Community Bancorp, Inc.’s Common Stock Registered Under Section 12 of the Securities Exchange Act of 1934	Incorporated herein by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2022 (File No. 001-40589), filed on March 30, 2023

	10.1	Employment Agreement by and between NorthEast Community Bancorp, Inc., NorthEast Community Bank and Kenneth A. Martinek+	Incorporated herein by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2023 (File No. 001-40589), filed on March 28, 2024

	10.2	Employment Agreement by and between NorthEast Community Bancorp, Inc., NorthEast Community Bank and Jose M. Collazo+	Incorporated herein by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2023 (File No. 001-40589), filed on March 28, 2024

	10.3	Employment Agreement by and between NorthEast Community Bancorp, Inc., NorthEast Community Bank and Donald S. Hom+	Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2023 (File No. 001-40589), filed on August 10, 2023

	10.4	NorthEast Community Bank Supplemental Executive Retirement Plan+	Incorporated herein by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-253982), initially filed on March 8, 2021

10.5	NorthEast Community Bank Directors’ Deferred Compensation Plan, as amended and restated+	Incorporated herein by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-253982), initially filed on March 8, 2021

10.6	NorthEast Community Bank Outside Director Retirement Plan+	Incorporated herein by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-253982), initially filed on March 8, 2021

10.7	NorthEast Community Bancorp, Inc. Stock-Based Deferred Compensation Plan+	Incorporated herein by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (File No. 333-253982), initially filed on March 8, 2021

10.8	NorthEast Community Bancorp, Inc. 2022 Equity Incentive Plan+	Incorporated by reference to Appendix A to the Company’s Definitive Proxy Materials on Schedule 14A (File No. 001-40589), filed on August 19, 2022

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

19.1	NorthEast Community Bancorp, Inc. Policy Regarding Insider Trading	Filed herewith

21.0	Subsidiaries	Filed herewith

23.1	Consent of S.R. Snodgrass, P.C.	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Filed herewith

97	NorthEast Community Bancorp, Inc. Incentive-Compensation Recoupment Policy	Incorporated herein by reference to Exhibit 97 to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2023 (File No. 001-40589), filed on March 28, 2024

101

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

Filed herewith

104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)	Filed herewith

+ Management contract or compensatory plan, contract or arrangement.

ITEM 16.FORM 10-K SUMMARY

Not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of NorthEast Community Bancorp, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statement of financial condition of NorthEast Community Bancorp, Inc., and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent, with respect to the Company, in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Cranberry Township, Pennsylvania

March 14, 2025

Northeast Community Bancorp, Inc.

Consolidated Statements of Financial Condition

	December 31,	December 31,
	2024	2023

	(In thousands, except share
	and per share amounts)
ASSETS
Cash and amounts due from depository institutions	$13,700	$13,394
Interest-bearing deposits	64,559	55,277
Total cash and cash equivalents	78,259	68,671
Certificates of deposit	100	100
Equity securities	21,994	18,102
Securities held-to-maturity ( net of allowance for credit losses of $126 and $136, respectively )	14,616	15,860
Loans receivable	1,812,647	1,586,721
Deferred loan (fees) costs, net	(49)	176
Allowance for credit losses	(4,830)	(5,093)
Net loans	1,807,768	1,581,804
Premises and equipment, net	24,805	25,452
Investments in restricted stock, at cost	397	929
Bank owned life insurance	25,738	25,082
Accrued interest receivable	13,481	12,311
Real estate owned	5,120	1,456
Property held for investment	1,370	1,407
Right of Use Assets – Operating	4,001	4,566
Right of Use Assets – Financing	347	351
Other assets	11,585	8,044
Total assets	$2,009,581	$1,764,135
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing	$287,135	$300,184
Interest bearing	1,383,240	1,099,852
Total deposits	1,670,375	1,400,036
Advance payments by borrowers for taxes and insurance	1,618	2,020
Borrowings	-	64,000
Lease Liability – Operating	4,108	4,625
Lease Liability – Financing	609	571
Accounts payable and accrued expenses	14,530	13,558
Total liabilities	1,691,240	1,484,810

Northeast Community Bancorp, Inc.

Consolidated Statements of Financial Condition (Continued)

	December 31,	December 31,
	2024	2023

	(In thousands, except share
	and per share amounts)
Stockholders’ equity:
Preferred stock, $0.01 par value; 25,000,000 shares authorized; none issued or outstanding	$—	$—
Common stock, $0.01 par value; 75,000,000 shares authorized; 14,016,254 shares and 14,144,856 shares outstanding, respectively	140	142
Additional paid-in capital	110,091	109,924
Unearned Employee Stock Ownership Plan (“ESOP”) shares	(6,088)	(6,563)
Retained earnings	213,974	175,505
Accumulated other comprehensive income	224	317
Total stockholders’ equity	318,341	279,325
Total liabilities and stockholders’ equity	$2,009,581	$1,764,135

See notes to consolidated financial statements.

Northeast Community Bancorp, Inc.

Consolidated Statements of Income

	Years Ended December 31,
	2024	2023

	(In thousands, except per share amounts)
INTEREST INCOME:
Loans	$153,902	$127,486
Interest-earning deposits	5,202	4,143
Securities	909	859
Total Interest Income	160,013	132,488
INTEREST EXPENSE:
Deposits	55,619	34,181
Borrowings	1,564	1,078
Financing lease	38	38
Total Interest Expense	57,221	35,297
Net Interest Income	102,792	97,191
Provision for credit loss	740	972
Net Interest Income after Provision for Credit Loss	102,052	96,219
NON-INTEREST INCOME:
Other loan fees and service charges	2,098	1,891
Gain (loss) on disposition of equipment	22	(18)
Earnings on bank owned life insurance	656	1,013
Investment advisory fees	-	458
Realized and unrealized (loss) gain on equity securities	(109)	294
Other	116	105
Total Non-Interest Income	2,783	3,743
NON-INTEREST EXPENSES:
Salaries and employee benefits	20,942	18,839
Occupancy expense	2,828	2,595
Equipment	890	1,055
Outside data processing	2,604	2,210
Advertising	418	521
Loss on disposition of business	-	138
Real estate owned expense	731	93
Other	10,649	9,770
Total Non-Interest Expenses	39,062	35,221
INCOME BEFORE PROVISION FOR INCOME TAXES	65,773	64,741
PROVISION FOR INCOME TAXES	18,699	18,465
NET INCOME	$47,074	$46,276

EARNINGS PER COMMON SHARE – BASIC	$3.58	$3.32
EARNINGS PER COMMON SHARE – DILUTED	3.52	3.32
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC	13,136	13,930
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – DILUTED	13,359	13,936

See notes to consolidated financial statements.

Northeast Community Bancorp, Inc.

Consolidated Statements of Comprehensive Income

	Years Ended December 31,
	2024	2023

	(In thousands)
Net Income	$47,074	$46,276
Other comprehensive (loss) income:
Defined benefit pension:
Reclassification adjustments out of accumulated other comprehensive income:
Amortization of actuarial gain¹	(41)	(32)
Actuarial (loss) gain arising during period	(88)	116
Total	(129)	84
Income tax benefit (effect)²	36	(24)
Tax adjustment - pension liability	—	101
Total other comprehensive (loss) income	(93)	161
Total Comprehensive Income	$46,981	$46,437
(1)	Amounts are included in other expenses in the audited consolidated statements of income as part of net periodic pension cost. See Note 16 for further information.
(2)	Amounts are included in provision for income taxes in the audited consolidated statements of income.

See notes to consolidated financial statements.

Northeast Community Bancorp, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

Years Ended December 31, 2024 and 2023

						Accumulated
			Additional			Other
	Number of	Common	Paid- in	Unearned	Retained	Comprehensive
	Shares	Stock	Capital	ESOP Shares	Earnings	Income	Total

	(In thousands, except share and per share amounts)

Balance – December 31, 2023	14,144,856	$142	$109,924	$(6,563)	$175,505	$317	$279,325
Net income	—	—	—	—	47,074	—	47,074
Other comprehensive loss	—	—	—	—	—	(93)	(93)
Cash dividend declared ($0.65 per share)	—	—	—	—	(8,662)	—	(8,662)
Stock Repurchases	(195,803)	(2)	(3,198)	—	—	—	(3,200)
Restricted stock award	30,000	—	—	—	—	—	—
Stock option exercise	37,201	—	14		—	—	14
Compensation expense related to restricted stock awards	—	—	1,199	—	—	—	1,199
Compensation expense related to stock options	—	—	845	—	—	—	845
ESOP shares earned	—	—	1,307	475	57	—	1,839
Balance – December 31, 2024	14,016,254	$140	$110,091	$(6,088)	$213,974	$224	$318,341

						Accumulated
			Additional			Other
	Number of	Common	Paid- in	Unearned	Retained	Comprehensive
	Shares	Stock	Capital	ESOP Shares	Earnings	Income (Loss)	Total

	(In thousands, except share and per share amounts)

Balance – December 31, 2022	16,049,454	$161	$136,434	$(7,432)	$132,670	$156	$261,989
Net income	—	—	—	—	46,276	—	46,276
Other comprehensive income	—	—	—	—	—	161	161
Cash dividend declared ($0.24 per share)	—	—	—	—	(3,342)	—	(3,342)
Stock Repurchases	(1,909,476)	(19)	(28,691)	—	—	—	(28,710)
Restricted stock award	4,878	—	—	—	—	—	—
Compensation expense related to restricted stock awards	—	—	968	—	—	—	968
Compensation expense related to stock options	—	—	768	—	—	—	768
Cumulative effect of adoption of ASU 2016-13	—	—	—	—	(99)	—	(99)
ESOP shares earned	—	—	445	869	—	—	1,314
Balance – December 31, 2023	14,144,856	$142	$109,924	$(6,563)	$175,505	$317	$279,325

See notes to consolidated financial statements.

Northeast Community Bancorp, Inc.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2024	2023

	(In thousands)
Cash Flows from Operating Activities:
Net income	$47,074	$46,276
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of securities premiums and discounts, net	6	20
Provision for credit losses	740	972
Depreciation	1,186	1,219
Net (accretion) amortization of deferred loan fees and costs	(149)	215
Deferred income tax benefit	(467)	(367)
Realized and unrealized loss (gain) on equity securities	109	(294)
Impairment of real estate owned	689	-
Earnings on bank owned life insurance	(656)	(1,013)
Loss on disposition of business	-	138
(Gain) loss on dispositions of premises and equipment	(22)	18
ESOP compensation expense	1,782	1,314
Compensation expense related to stock options	845	768
Compensation expense related to restricted stock	1,199	968
Increase in accrued interest receivable	(1,170)	(3,714)
(Increase) decrease in other assets	(2,469)	149
Decrease in accounts payable - loan closing	(125)	(2,614)
Increase (decrease) in accounts payable and accrued expenses	114	(1,220)
Net Cash Provided by Operating Activities	48,686	42,835
Cash Flows from Investing Activities:
Net increase in loans	(243,069)	(399,396)
Proceeds from sale of loans	11,817	29,666
Principal repayments on securities available-for-sale	—	1
Principal repayments on securities held-to-maturity	1,249	11,183
Purchase of marketable equity securities	(4,000)	(806)
Proceeds from bank owned life insurance	—	1,827
Purchase of FHLB stock	(98)	(6)
Redemption of FHLB stock	630	315
Purchases of premises and equipment	(517)	(626)
Net Cash Used in Investing Activities	(233,988)	(357,842)
Cash Flows from Financing Activities:
Net increase in deposits	270,339	278,081
Proceeds from FRB borrowing	—	50,000
Repayment of FRB borrowing	(50,000)	—
Repayment of FHLB of NY advances	(14,000)	(7,000)
Stock repurchases	(3,200)	(28,710)
Stock option exercised	14	—
Decrease in advance payments by borrowers for taxes and insurance	(402)	(349)
Cash dividends paid	(7,861)	(3,652)
Net Cash Provided by Financing Activities	194,890	288,370
Net Increase (Decrease) in Cash and Cash Equivalents	9,588	(26,637)
Cash and Cash Equivalents – Beginning	68,671	95,308
Cash and Cash Equivalents – Ending	$78,259	$68,671

See notes to consolidated financial statements.

Northeast Community Bancorp, Inc.

Consolidated Statements of Cash Flows (Continued)

	Years Ended December 31,
	2024	2023

	(In thousands)
Supplementary Cash Flows Information:
Income taxes paid	$22,109	$20,721
Interest paid	$56,579	$34,853
Supplementary Disclosure of Non-Cash Investing and Financing Activities:
Recognition of right of use asset – operating	$—	$4,372
Recognition of lease liability – operating	$—	$4,372
Recognition of real estate owned	$4,353	$—
Dividends declared and not paid	$2,102	$849
Adoption of ASC 326	$—	$99

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

The Bank’s principal business consists of originating primarily construction loans and, to a lesser extent, commercial and industrial loans, and multifamily and mixed-use residential real estate loans and non-residential real estate loans. The Bank offers a variety of retail deposit products to the general public in the areas surrounding its main office and its branch offices, with interest rates that are competitive with those of similar products offered by other financial institutions operating in its market area. The Bank also utilizes borrowings as a source of funds. The Bank’s revenues are derived primarily from interest on loans and, to a lesser extent, interest on investment securities and mortgage-backed securities. The Bank also generates revenues from other income including deposit fee and service charges.

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

Loans Receivable:

Loans are stated at unpaid principal balances plus net deferred loan origination fees and costs less an allowance for credit losses.  Interest on loans receivable is recorded on the accrual basis.  An allowance for uncollected interest is established on loans where management has determined that the borrowers may be unable to meet contractual principal and/or interest obligations or where interest or principal is 90 days or more past due unless the loans are well secured with a reasonable expectation of collection.  When a loan is placed on nonaccrual, an allowance for uncollected interest is established and charged against current income.  Thereafter, interest income is not recognized unless the financial condition and payment record of the borrower warrant the recognition of interest income.  Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time (generally six months) and the ultimate collectability of the total contractual principal and interest is no longer in doubt.  Interest on loans that have been restructured is accrued according to the renegotiated terms.  Net loan origination fees and costs are deferred and amortized into interest income over the contractual lives of the related loans by use of the level yield method.  Past due status of loans is based upon the contractual due date.

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

The Company has chosen to segment its portfolio consistent with the manner in which it manages credit risk.  Such segments include residential real estate, non-residential real estate, construction, commercial and industrial business, and consumer.  For most segments, the Company calculates estimated credit losses using a probability of default and loss given default methodology, the results of which are applied to each individual loan within the segment.  The point in time probability of default and loss given default are then conditioned by macroeconomic scenarios to incorporate reasonable and supportable forecasts that affect the collectability of the reported amount.

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

Allowance for Credit Losses Related to Off-Balance Sheet Credit Exposures

The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit unless that obligation is unconditionally cancellable by the Company.  The allowance for credit losses related to off-balance sheet credit exposures is adjusted through credit loss expense.  The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life.

Based on management’s comprehensive analysis of the credit portfolio, management believes the allowance for credit losses is appropriate as of December 31, 2024 and 2023, respectively.

Concentration of Risk:

The Company’s lending activity is concentrated in construction loans secured by the construction primarily of multi-family, residential condominium properties, and occasionally non-residential properties located in New York State and occasionally by the renovation of multi-family properties in Massachusetts.  As of December 31, 2024 and 2023, the Company had majority of construction loans located in New York state, including $708.5 million and $626.0 million in the Bronx, $246.4 million and $198.5 million in the Town of Monroe, $112.4 million and $133.7 million in the Hamlet of Monsey, $141.6 million and $105.9 million in the Village of Spring Valley, and $9.7 million and $18.8 million in Brooklyn.

The Company also had deposits in excess of the FDIC insurance limit at other financial institutions.  At December 31, 2024 and 2023, such deposits totaled $51.0 million and $43.2 million held by the Federal Reserve Bank of New York, $12.1 million and $13.7 million held by the Federal Home Loan Bank of New York, and $707,000 and $430,000 held by Atlantic Community Bankers Bank (“ACBB”).  Generally, deposits in excess of $250,000 are not insured by the FDIC.

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

Property and equipment are evaluated for impairment periodically whenever events or changes in circumstances indicate that their related carrying amounts may not be recoverable.  In evaluating property and equipment for recoverability, we use our best estimate of future cash flows expected to result from the use of the asset and its eventual disposition.  To the extent that estimated future undiscounted net cash flows attributable to the asset are less than the carrying amount, an impairment loss is recognized equal to the difference between the carrying value of such asset and its fair value.  The Company did not have impairment recorded for property and equipment in 2024 and 2023.

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

Investments in Restricted Stock:

Federal law requires a member institution of the Federal Home Loan Bank (“FHLB”) system to hold stock of its district FHLB according to a predetermined formula.  The Company also owns restricted stock in Atlantic Community Bancshares, Inc. (ACBI), holding company of ACBB, a correspondent banker’s bank.  These stocks are carried at cost.  At December 31, 2024 and 2023, the Company had $327,000 and $859,000 in FHLB stock, and $70,000 and $70,000 in ACBB stocks.

Real Estate Owned:

Real estate owned is carried at the lower of cost or fair value of the related property, as determined by current appraisals less estimated costs to sell.  Foreclosed real estate is initially recorded at the fair value of property acquired minus estimated costs to sell at the date of foreclosure, establishing a new cost basis.  Write-downs on these properties, which occur after the initial transfer from the loan portfolio, are recorded as operating expenses.  Costs of holding such properties are charged to non-interest expense in the current period.  Gains, to the extent allowable, and losses on the disposition of these properties are reflected in the real estate owned expense in the consolidated statement of income.  The Company wrote down $689,000 in 2024 due to a decrease in the estimated fair value of a foreclosed property located in Pittsburgh, Pennsylvania. No write-downs were recorded in 2023.

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

Property held for investment is evaluated for impairment periodically whenever events or changes in circumstances indicate that their related carrying amounts may not be recoverable.  In evaluating property held for investment for recoverability, we use our best estimate of future cash flows expected to result from the use of the asset and its eventual disposition.  To the extent that estimated future undiscounted net cash flows attributable to the asset are less than the carrying amount, an impairment loss is recognized equal to the difference between the carrying value of such asset and its fair value.  The Company did not have impairment recorded for property held for investment in 2024 and 2023.

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

The Company accounts for uncertainty in income taxes recognized in its consolidated financial statements in accordance with ASC Topic 740, “Income Taxes”, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The Company has not identified any significant income tax uncertainties through the evaluation of its income tax positions for the years ended December 31, 2024 and 2023, and has not recognized any liabilities for tax uncertainties as of December 31, 2024 and 2023.  The Company’s policy is to recognize income tax related interest and penalties in income tax expense; there were no such amounts during the years ended December 31, 2024 and 2023.  The tax years subject to examination by federal, state, and city taxing authorities are 2021 through 2024.

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

At December 31, 2024, accumulated other comprehensive income totaled $224,000 and included $296,000 in prior service cost and actuarial gains of the DRP net of $72,000 of related deferred income benefits.  At December 31, 2023, accumulated other comprehensive income totaled $317,000 and included $352,000 in prior service cost and actuarial losses of the DRP net of $35,000 of related deferred income taxes.

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

Stockholders’ Equity:

The authorized capital stock of the Company under its federal charter consists of 75,000,000 shares of common stock, par value of $0.01 per share, and 25,000,000 shares of preferred stock, par value of $0.01 per share.  Each share of common stock has the same relative rights as, and is identical in all respects with, each other share of common stock.  At December 31, 2024 and 2023, the Company has issued and outstanding 14,016,254 and 14,144,856 shares of common stock.  The Company has not issued any preferred stock.

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

Segment Information:

While the chief decision-makers monitor the revenue streams of the various products and services, operations are managed, and financial performance is evaluated on a Company-wide basis. Operating segments are aggregated into one as operating results for all segments are similar. Accordingly, all of the financial service operations are considered by management to be aggregated in one reportable operating segment.

      Adoption of New Accounting Standard

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities to disclose information about their reportable segments’ significant expenses on an interim and annual basis. The Company has retrospectively provided the enhanced disclosures in Note 26 as of December 31, 2024 and 2023.

Off-Balance-Sheet Financial Instruments:

In the ordinary course of business, the Company enters into off-balance-sheet financial instruments consisting of commitments to extend credit.  Such financial instruments are recorded in the Consolidated Statements of Financial Condition when funded.

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

The Company and the Bank are subject to regulatory capital requirements promulgated by the federal banking agencies. The Federal Reserve establishes capital requirements, including well capitalized standards, for the consolidated bank holding company, and the FDIC has similar requirements for the Company’s subsidiary bank.  However, the Federal Reserve has provided a “small bank holding company” exception to its consolidated capital requirements for holding companies, and legislation and the related issuance of regulations by the Federal Reserve Board have established the current threshold for the exception at $3.0 billion.  As a result, the Company will not be subject to the consolidated holding company capital requirement until such time as its consolidated assets exceed $3.0 billion. The Bank met all capital adequacy requirements to which it was subject as of December 31, 2024 and December 31, 2023.

Northeast Community Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 2 – Mutual Holding Company Reorganization and Regulatory Matters (continued)

The following table presents information about the Bank’s capital levels at the dates presented:

			Regulatory Capital Requirements
			Minimum Capital					For Classification as
	Actual		Adequacy (1)					Well-Capitalized
	Amount	Ratio	Amount				Ratio	Amount				Ratio

	(Dollars in Thousands)
As of December 31, 2024:
Total capital (to risk-weighted assets)	$290,903	13.92%	$	≥	167,154	≥	8.00%	$	≥	208,942	≥	10.00%
Tier 1 capital (to risk-weighted assets)	285,272	13.65		≥	125,365	≥	6.00		≥	167,154	≥	8.00
Common equity tier 1 capital (to risk-weighted assets)	285,272	13.65		≥	94,024	≥	4.50		≥	135,813	≥	6.50
Core (Tier 1) capital (to adjusted total assets)	285,272	14.44		≥	79,030	≥	4.00		≥	98,788	≥	5.00
As of December 31, 2023:
Total capital (to risk-weighted assets)	$255,252	13.43%	$	≥	152,097	≥	8.00%	$	≥	190,121	≥	10.00%
Tier 1 capital (to risk-weighted assets)	249,013	13.10		≥	114,072	≥	6.00		≥	152,097	≥	8.00
Common equity tier 1 capital (to risk-weighted assets)	249,013	13.10		≥	85,554	≥	4.50		≥	123,579	≥	6.50
Core (Tier 1) capital (to adjusted total assets)	249,013	14.43		≥	69,007	≥	4.00		≥	86,259	≥	5.00
(1)	Ratios do not include the capital conservation buffer.

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

	December 31,
	2024	2023

	(In Thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$61,188	$125,885
Construction loans in process	399,629	481,277
Stand-by letters of credit	14,937	9,508
Commitments to fund unused lines of credit:
Commercial and industrial lines	86,249	102,903
Consumer lines	—	67
	$562,003	$719,640

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

.

Note 4 – Equity Securities

The following table is the schedule of Equity Securities at December 31, 2024 and 2023.

	December 31,
	2024	2023

	(In Thousands)
Equity Securities, at Fair Value	$21,994	$18,102

The following is a summary of realized and unrealized losses recognized in net income on equity securities during the year ended December 31, 2024 and 2023:

	December 31,
	2024	2023

	(In Thousands)

Net unrealized (loss) gain recognized on equity securities during the period	$(109)	$61
Capital gain realized on equity securities during the period	—	233
Realized and unrealized net (loss) gain recognized on equity securities held at the reporting date	$(109)	$294

Northeast Community Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 5 – Earnings Per Share

The following table sets forth the computations of basic and diluted earnings per share:

	December 31,
	2024	2023

	(In Thousands, except per share data)
Net income (basic and diluted)	$47,074	$46,276

Weighted average shares issued	14,043	14,983
Less: Weighted average unearned ESOP shares	(649)	(736)
Less: Weighted average unvested restricted shares	(258)	(317)
Basic weighted average shares outstanding	13,136	13,930
Add: Dilutive effect of restricted stock	65	6
Add: Dilutive effect of stock option	158	—
Diluted weighted average shares outstanding	13,359	13,936

Net income per share
Basic	$3.58	$3.32
Diluted	$3.52	$3.32

There were 880,097 stock options outstanding at December 31, 2023 that were not included in the computation of diluted earnings per share as their effect would have been anti-dilutive. There was no anti-dilutive shares outstanding at December 31, 2024.

Note 6 – Securities Held-to-Maturity

The following table summarized the Company’s portfolio of securities held-to-maturity at December 31, 2024 and 2023.  No securities held-to-maturity were pledged to secure borrowings.

	December 31, 2024
		Gross	Gross		Allowance
	Amortized	Unrealized	Unrealized	Fair	for
	Cost	Gains	Losses	Value	Credit Loss

	(In Thousands)
Mortgage-backed securities – residential:
Government National Mortgage Association	$414	$—	$—	$414	$—
Federal Home Loan Mortgage Corporation	775	1	110	666	—
Federal National Mortgage Association	1,677	—	177	1,500	—
Collateralized mortgage obligations – GSE	2,782	—	624	2,158	—
Total mortgage-backed securities	5,648	1	911	4,738	—
Municipal Bonds	9,094	—	1,974	7,120	126
	$14,742	$1	$2,885	$11,858	$126

Northeast Community Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 6 – Securities Held-to-Maturity (continued)

	December 31, 2023
		Gross	Gross		Allowance
	Amortized	Unrealized	Unrealized	Fair	for
	Cost	Gains	Losses	Value	Credit Loss

	(In Thousands)
Mortgage-backed securities – residential:
Government National Mortgage Association	$452	$—	$7	$445	$—
Federal Home Loan Mortgage Corporation	868	—	114	754	—
Federal National Mortgage Association	1,985	—	198	1,787	—
Collateralized mortgage obligations – GSE	2,889	—	580	2,309	—
Total mortgage-backed securities	6,194	—	899	5,295	—
Municipal Bonds	9,802	—	1,971	7,831	136
	$15,996	$—	$2,870	$13,126	$136

Contractual final maturities of mortgage-backed securities and municipal bonds were as follows at December 31, 2024:

	December 31, 2024
	Amortized	Fair
	Cost	Value

	(In Thousands)
Due within one year	$527	$318
Due after one but within five years	1,821	1,261
Due after five but within ten years	2,723	2,479
Due after ten years	9,671	7,800
	$14,742	$11,858

The maturities shown above are based upon contractual final maturity.  Actual maturities will differ from contractual maturities due to scheduled monthly repayments and due to the underlying borrowers having the right to prepay their obligations.

The following table presents the activity in the allowance for credit losses for debt securities held-to-maturity:

Municipal Bonds
Balance – December 31, 2023	$136
Provision for credit loss	(10)
Balance - December 31, 2024	$126

Municipal Bonds
Balance – December 31, 2022	$-
Impact of adopting ASC 326	132
Provision for credit loss	4
Balance - December 31, 2023	$136

Northeast Community Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 6 – Securities Held-to-Maturity (continued)

The age of unrealized losses and the fair value of related securities held-to-maturity were as follows, for which an allowance for credit losses has not been recorded:

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

	(In Thousands)
December 31, 2024:
Mortgage-backed securities - residential:
Federal Home Loan Mortgage Corporation	$—	$—	$634	$110	$634	$110
Federal National Mortgage Association	—	—	1,500	177	1,500	177
Collateralized mortgage obligations – GSE	—	—	2,158	624	2,158	624
Total mortgage-backed securities	$—	$—	$4,292	$911	$4,292	$911

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

	(In Thousands)
December 31, 2023:
Mortgage-backed securities - residential:
Government National Mortgage Association	$—	$—	$445	$7	$445	$7
Federal Home Loan Mortgage Corporation	—	—	754	114	754	114
Federal National Mortgage Association	—	—	1,787	198	1,787	198
Collateralized mortgage obligations – GSE	—	—	2,309	580	2,309	580
Total mortgage-backed securities	$—	$—	$5,295	$899	$5,295	$899

Northeast Community Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 6 – Securities Held-to-Maturity (continued)

At December 31, 2024, sixteen mortgage-backed securities had unrealized loss due to interest rate volatility. Management concluded that the unrealized loss reflected above was related primarily to market interest rates volatility, and not related to the underlying credit quality of the issuers of the securities. Additionally, the Company has the ability and intent to hold the securities for the time necessary to recover the amortized cost. At December 31, 2023, there were twenty-seven mortgage-backed securities and eight municipal bonds with unrealized loss.

Note 7 - Loans Receivable and the Allowance for Credit Losses

The composition of loans were as follows at December 31:

	December 31,
	2024	2023

	(In Thousands)
Residential real estate:
One-to-four family	$3,472	$5,252
Multi-family	206,606	198,927
Mixed-use	26,571	29,643
Total residential real estate	236,649	233,822
Non-residential real estate	29,446	21,130
Construction	1,426,167	1,219,413
Commercial and industrial	118,736	111,116
Consumer	1,649	1,240
Total Loans	1,812,647	1,586,721
Deferred loan (fees) costs, net	(49)	176
Allowance for credit losses	(4,830)	(5,093)
	$1,807,768	$1,581,804

Loans serviced for the benefit of others totaled approximately $52,546,000 and $40,729,000 at December 31, 2024 and 2023, respectively.  The value of mortgage servicing rights was not material at December 31, 2024 and 2023.

The Company sold loan participations totaling $11.8 million and $19.2 million in 2024 and 2023. There was no other loan sold in 2024. During the year ended December 31, 2023, the Company sold three loans with the same borrower totaling $10.4 million with a charge-off of $159,000 recognized on the sale.

Northeast Community Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 7 - Loans Receivable and the Allowance for Credit Losses (continued)

The following tables summarize the allocation of the allowance for credit losses based upon the calculation methodology described in Note 1, and loans receivable by loan class and credit loss method at December 31, 2024 and 2023:

At December 31, 2024:

		Non-		Commercial
	Residential	residential		and
	Real Estate	Real Estate	Construction	Industrial	Consumer	Total

	(In Thousands)
Allowance for credit losses:
Ending balance	$1,900	$308	$1,937	$520	$165	$4,830
Ending balance: individually evaluated for credit loss	$—	$—	$—	$—	$—	$—
Ending balance: collectively evaluated for credit loss	$1,900	$308	$1,937	$520	$165	$4,830
Loans receivable:
Ending balance	$236,649	$29,446	$1,426,167	$118,736	$1,649	$1,812,647
Ending balance: individually evaluated for credit loss	$—	$—	$—	$241	$—	$241
Ending balance: collectively evaluated for credit loss	$236,649	$29,446	$1,426,167	$118,495	$1,649	$1,812,406

At  December 31, 2023:

		Non-		Commercial
	Residential	residential		and
	Real Estate	Real Estate	Construction	Industrial	Consumer	Total

	(In Thousands)
Allowance for credit losses:
Ending balance	$2,433	$126	$1,914	$472	$148	$5,093
Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Ending balance: collectively evaluated for impairment	$2,433	$126	$1,914	$472	$148	$5,093
Loans receivable:
Ending balance	$233,822	$21,130	$1,219,413	$111,116	$1,240	$1,586,721
Ending balance: individually evaluated for impairment	$—	$—	$4,385	$—	$—	$4,385
Ending balance: collectively evaluated for impairment	$233,822	$21,130	$1,215,028	$118,378	$1,240	$1,582,336

Northeast Community Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 7 - Loans Receivable and the Allowance for Credit Losses (continued)

The activity in the allowance for credit loss by loan class for the years ended December 31, 2024 and 2023 was as follows:

		Non-		Commercial
	Residential	residential		and
	Real Estate	Real Estate	Construction	Industrial	Consumer	Unallocated	Total

	(In Thousands)
Allowance for credit losses:
Balance - December 31, 2023	$2,433	$126	$1,914	$472	$148	$—	$5,093
Charge-offs	—	—	—	(1,000)	(347)	—	(1,347)
Recoveries	—	—	—	—	—	—	—
Provision (reversal of)	(533)	182	23	1,048	364	—	1,084
Balance - December 31, 2024	$1,900	$308	$1,937	$520	$165	$—	$4,830

		Non-		Commercial
	Residential	residential		and
	Real Estate	Real Estate	Construction	Industrial	Consumer	Unallocated	Total

	(In Thousands)
Allowance for loan losses:
Balance - December 31, 2022	$528	$131	$3,835	$955	$18	$7	$5,474
Impact of adopting ASC 326	895	7	(2,086)	(437)	44	(7)	(1,584)
Charge-offs	—	—	(159)	—	(154)	—	(313)
Recoveries	—	—	—	—	—	—	—
Provision (reversal of)	1,010	(12)	324	(46)	240	—	1,516
Balance - December 31, 2023	$2,433	$126	$1,914	$472	$148	$—	$5,093

During the year ended December 31, 2024, the reversal of provision recorded for residential real estate loans was primarily attributed to reduced credit risk. The provision expense recorded for non-residential real estate loans were primarily attributed to increased loan balances. The provision expense recorded for commercial and industrial loans were attributed to increased credit risk. During the last quarter of 2024, the Company had a complete charge-off of $1.0 million against a potential non-performing commercial and industrial loan whereby the borrower pleaded guilty and faces incarceration due to loan fraud not related to our commercial and industrial loan. The provision expense recorded for consumer loans was primarily attributed to increased deposit account overdraft balances and increased credit risk. The provision expense recorded for constructions loans was primarily attributed to increased loan balances, offset by improving economic and sub-market housing conditions during the year ended December 31, 2024.

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

Northeast Community Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 7 - Loans Receivable and the Allowance for Credit Losses (continued)

The following table shows our recorded investment, unpaid principal balance and allocated allowance for credit losses for loans that were considered nonperforming and impaired as of and for the periods presented:

As of and for the Year Ended December 31, 2024:

	Recorded	Unpaid Principal	Related	Average Recorded	Interest Income
2024 - Individually evaluated	Investment	Balance	Allowance	Investment	Recognized

(In Thousands)
With no related allowance recorded:
Residential real estate	$—	$—	$—	$—	$—
Non-residential real estate	—	—	—	—	—
Construction	—	—	—	—	—
Commercial and industrial	241	241	—	60	—
	241	241	—	60	—
With an allowance recorded	—	—	—	—	—

Total:
Residential real estate	—	—	—	—	—
Non-residential real estate	—	—	—	—	—
Construction	—	—	—	—	—
Commercial and industrial	241	241	—	60	—
	$241	$241	$—	$60	$—

As of and for the Year Ended December 31, 2023:

	Recorded	Unpaid Principal	Related	Average Recorded	Interest Income
2023 - Individually evaluated	Investment	Balance	Allowance	Investment	Recognized

(In Thousands)
With no related allowance recorded:
Residential real estate	$—	$—	$—	$—	$—
Non-residential real estate	—	—	—	—	—
Construction	4,385	4,353	—	5,930	—
Commercial and industrial	—	—	—	—	—
	4,385	4,353	—	5,930	—
With an allowance recorded	—	—	—	—	—

Total:
Residential real estate	—	—	—	—	—
Non-residential real estate	—	—	—	—	—
Construction	4,385	4,353	—	5,930	—
Commercial and industrial	—	—	—	—	—
	$4,385	$4,353	$—	$5,930	$—

The Company has one individually evaluated loan, totaling $241,000 at December 31, 2024. The underlying business experienced a significant decline in sales revenue during 2024, but the borrower continues to make monthly payments through personal guarantees. Therefore, this loan was downgraded to substandard but still accruing. At December 31, 2024, there were no non-accrual loans.  At December 31, 2023, the Company had two individually evaluated loans, totaling $4.4 million, which were collateral-dependent construction loans, secured by multi-family real estate. The two loans are secured by the same project located in the Bronx, New York, and were placed on non-accrual status. In October 2024, the Company acquired the foreclosed property that secured the two loans at a book value of $4.4 million

Northeast Community Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 7 - Loans Receivable and the Allowance for Credit Losses (continued)

and recorded it as real estate owned on the Consolidated Statement of Financial Condition as of December 31, 2024. There was no interest income recognized from non-accrual loans as of December 31, 2024 and 2023.

The following tables provide information about delinquencies in our loan portfolio at the dates indicated.

Age Analysis of Past Due Loans as of December 31, 2024:

							Recorded
							Investment >
	30 – 59 Days	60 – 89 Days	Greater Than	Total Past		Total Loans	90 Days and
	Past Due	Past Due	90 Days	Due	Current	Receivable	Accruing

	(In Thousands)
Residential real estate:
One- to four-family	$—	$—	$—	$—	$3,472	$3,472	$—
Multi-family	931	—	—	931	205,675	206,606	—
Mixed-use	—	—	—	—	26,571	26,571	—
Non-residential real estate	—	—	—	—	29,446	29,446	—
Construction loans	—	—	—	—	1,426,167	1,426,167	—
Commercial and industrial loans	—	—	—	—	118,736	118,736	—
Consumer	—	—	—	—	1,649	1,649	—
	$931	$—	$—	$931	$1,811,716	$1,812,647	$—

Age Analysis of Past Due Loans as of December 31, 2023:

							Recorded
							Investment
	30 – 59 Days	60 – 89 Days	Greater Than	Total Past		Total Loans	> 90 Days and
	Past Due	Past Due	90 Days	Due	Current	Receivable	Accruing

	(In Thousands)
Residential real estate:
One- to four-family	$—	$—	$—	$—	$5,252	$5,252	$—
Multi-family	—	—	—	—	198,927	198,927	—
Mixed-use	—	—	—	—	29,643	29,643	—
Non-residential real estate	—	—	—	—	21,130	21,130	—
Construction loans	2,319	—	4,385	6,704	1,212,709	1,219,413	—
Commercial and industrial loans	—	—	—	—	111,116	111,116	—
Consumer	1	—	—	1	1,239	1,240	—
	$2,320	$—	$4,385	$6,705	$1,580,016	$1,586,721	$—

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

Northeast Community Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 7 - Loans Receivable and the Allowance for Credit Losses (continued)

The following tables presents the risk category of loans at December 31, 2024 and 2023 by loan segment and vintage year:

								Revolving	Revolving
	Term Loans Amortized Costs Basis by Origination Year							Loans	Loans
								Amortized	Converted
December 31, 2024	2024	2023	2022	2021	2020		Prior	Cost Basis	to Term	Total
Residential real estate
Risk Rating
Pass	$18,326	$78,603	$70,892	$22,292	$11,361		$35,175	$-	$-	$236,649
Special Mention	-	-	-	-	-		-	-	-	-
Substandard	-	-	-	-	-		-	-	-	-
Doubtful	-	-	-	-	-		-	-	-	-
Total	$18,326	$78,603	$70,892	$22,292	$11,361		$35,175	$-	$-	$236,649
Residential real estate
Current period gross charge-offs	$-	$-	$-	$-	$-		$-	$-	$-	$-

Non-residential real estate
Risk Rating
Pass	$13,881	$1,569	$243	$1,669	$974		$11,110	$-	$-	$29,446
Special Mention	-	-	-	-	-		-	-	-	-
Substandard	-	-	-	-	-		-	-	-	-
Doubtful	-	-	-	-	-		-	-	-	-
Total	$13,881	$1,569	$243	$1,669	$974		$11,110	$-	$-	$29,446
Non-residential real estate
Current period gross charge-offs	$-	$-	$-	$-	$-		$-	$-	$-	$-

Construction
Risk Rating
Pass	$408,072	$460,460	$303,417	$166,997	$43,405		$43,816	$-	$-	$1,426,167
Special Mention	-	-	-	-	-		-	-	-	-
Substandard	-	-	-	-	-		-	-	-	-
Doubtful	-	-	-	-	-		-	-	-	-
Total	$408,072	$460,460	$303,417	$166,997	$43,405		$43,816	$-	$-	$1,426,167
Construction
Current period gross charge-offs	$-	$-	$-	$-	$-		$-	$-	$-	$-

Commercial and industrial
Risk Rating
Pass	$1,250	$4,365	$5,988	$232	$82		$795	$100,049	$5,734	$118,495
Special Mention	-	-	-	-	-		-	-	-	-
Substandard	-	-	-	-	-		-	-	241	241
Doubtful	-	-	-	-	-		-	-	-	-
Total	$1,250	$4,365	$5,988	$232	$82		$795	$100,049	$5,975	$118,736
Commercial and industrial
Current period gross charge-offs	$-	$-	$-	$-	$-		$1,000	$-	$-	$1,000

Consumer
Risk Rating
Pass	$1,648	$-	$-	$-	$-	$		$1	$-	$1,649
Special Mention	-	-	-	-	-		-	-	-	-
Substandard	-	-	-	-	-		-	-	-	-
Doubtful	-	-	-	-	-		-	-	-	-
Total	$1,648	$-	$-	$-	$-		$-	$1	$-	$1,649
Consumer
Current period gross charge-offs	$347	$-	$-	$-	$-		$-	$-	$-	$347

Total
Risk Rating
Pass	$443,177	$544,997	$380,540	$191,190	$55,822		$90,896	$100,050	$5,734	$1,812,406
Special Mention	-	-	-	-	-		-	-	-	-
Substandard	-	-	-	-	-		-	-	241	241
Doubtful	-	-	-	-	-		-	-	-	-
Total	$443,177	$544,997	$380,540	$191,190	$55,822		$90,896	$100,050	$5,975	$1,812,647
Total
Current period gross charge-offs	$347	$-	$-	$-	$-		$1,000	$-	$-	$1,347

Northeast Community Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 7 - Loans Receivable and the Allowance for Credit Losses (continued)

								Revolving	Revolving
	Term Loans Amortized Costs Basis by Origination Year							Loans	Loans
								Amortized	Converted
December 31, 2023	2023	2022	2021	2020	2019		Prior	Cost Basis	to Term	Total
Residential real estate
Risk Rating
Pass	$81,379	$71,932	$24,504	$10,696	$1,326		$43,070	$-	$-	$232,907
Special Mention	-	-	-	915	-		-	-	-	915
Substandard	-	-	-	-	-		-	-	-	-
Doubtful	-	-	-	-	-		-	-	-	-
Total	$81,379	$71,932	$24,504	$11,611	$1,326		$43,070	$-	$-	$233,822
Residential real estate
Current period gross charge-offs	$-	$-	$-	$-	$-		$-	$-	$-	$-

Non-residential real estate
Risk Rating
Pass	$1,602	$251	$1,841	$995	$379		$16,062	$-	$-	$21,130
Special Mention	-	-	-	-	-		-	-	-	-
Substandard	-	-	-	-	-		-	-	-	-
Doubtful	-	-	-	-	-		-	-	-	-
Total	$1,602	$251	$1,841	$995	$379		$16,062	$-	$-	$21,130
Non-residential real estate
Current period gross charge-offs	$-	$-	$-	$-	$-		$-	$-	$-	$-

Construction
Risk Rating
Pass	$376,763	$501,012	$216,901	$55,865	$25,150		$39,337	$-	$-	$1,215,028
Special Mention	-	-	-	-	-		-	-	-	-
Substandard	-	-	-	4,385	-		-	-	-	4,385
Doubtful	-	-	-	-	-		-	-	-	-
Total	$376,763	$501,012	$216,901	$60,250	$25,150		$39,337	$-	$-	$1,219,413
Construction
Current period gross charge-offs	$-	$-	$-	$-	$-		$159	$-	$-	$159

Commercial and industrial
Risk Rating
Pass	$5,057	$8,329	$436	$435	$308		$2,195	$91,301	$3,055	$111,116
Special Mention	-	-	-	-	-		-	-	-	-
Substandard	-	-	-	-	-		-	-	-	-
Doubtful	-	-	-	-	-		-	-	-	-
Total	$5,057	$8,329	$436	$435	$308		$2,195	$91,301	$3,055	$111,116
Commercial and industrial
Current period gross charge-offs	$-	$-	$-	$-	$-		$-	$-	$-	$-

Consumer
Risk Rating
Pass	$1,229	$-	$-	$-	$-	$		$11	$-	$1,240
Special Mention	-	-	-	-	-		-	-	-	-
Substandard	-	-	-	-	-		-	-	-	-
Doubtful	-	-	-	-	-		-	-	-	-
Total	$1,229	$-	$-	$-	$-		$-	$11	$-	$1,240
Consumer
Current period gross charge-offs	$154	$-	$-	$-	$-		$-	$-	$-	$154

Total
Risk Rating
Pass	$466,030	$581,524	$243,682	$67,991	$27,163		$100,664	$91,312	$3,055	$1,581,421
Special Mention	-	-	-	915	-		-	-	-	915
Substandard	-	-	-	4,385	-		-	-	-	4,385
Doubtful	-	-	-	-	-		-	-	-	-
Total	$466,030	$581,524	$243,682	$73,291	$27,163		$100,664	$91,312	$3,055	$1,586,721
Total
Current period gross charge-offs	$154	$-	$-	$-	$-		$159	$-	$-	$313

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

There were no loans modified to borrowers experiencing financial difficulty during the years ended December 31, 2024 and 2023.

Allowance for Credit Losses on Off-Balance Sheet Commitments:

The following table presents the activity in the allowance for credit losses related to off-balance sheet commitments, that is included in Accounts Payable and Accrued Expenses on the Consolidated Statement of Financial Condition, for the year ended December 31, 2024 and 2023:

Allowance for Credit Loss
Balance – December 31, 2023	$1,038
Reversal of credit loss	(334)
Balance – December 31, 2024	$704

Allowance for Credit Loss
Balance – December 31, 2022	$-
Impact of adopting ASC 326	1,586
Reversal of credit loss	(548)
Balance – December 31, 2023	$1,038

Note 8 - Premises and Equipment, Net

	December 31,	December 31,
	2024	2023

	(In Thousands)
Land	$6,652	$6,652
Buildings and improvements	23,121	22,912
Leasehold improvements	1,805	1,805
Furnishings and equipment	8,279	8,051
	39,857	39,420
Accumulated depreciation and amortization	(15,052)	(13,968)
	$24,805	$25,452

Depreciation expense on premises and equipment for the fiscal years ended December 31, 2024 and 2023 totaled $1.2 million and $1.2 million, respectively.

Northeast Community Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 9 - Accrued Interest Receivable, Net

	December 31,	December 31,
	2024	2023

	(In Thousands)
Loans receivable	$13,445	$12,273
Securities	36	38
	$13,481	$12,311

Note 10 - Real Estate Owned (“REO”)

The Company owned two foreclosed properties valued at approximately $5,120,000 at December 31, 2024, consisting of an office building located in Pennsylvania which was acquired through foreclosure in December 2014, and a land and land improvement located in Bronx which was acquired through foreclosure in October 2024.  The Company owned one foreclosed property valued at $1,456,000 at December 31, 2023, consisting of an office building located in Pennsylvania which was acquired through foreclosure in December 2014.

Further declines in real estate values may result in impairment charges in the future. Routine holding costs are charged to expense as incurred and improvements to real estate owned that enhance the value of the real estate are capitalized.  REO expense recorded in the Consolidated Statements of Income, including loss on sales and write-downs, amounted to $731,000 and 93,000 during the years ended December 31, 2024 and 2023.

Note 11– Property Held For Investment

Property held for investment at December 31 are summarized as follows:

	December 31,	December 31,
	2024	2023

	(In Thousands)
Land	$500	$500
Buildings and improvements	1,442	1,442
	1,942	1,942
Accumulated depreciation and amortization	(572)	(535)
	$1,370	$1,407

The Company owned one property at December 31, 2024 and 2023 consisting of a former branch office located in Plymouth, Massachusetts. The property is currently leased to a car rental company to generate current income for the Company.

Northeast Community Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 12 – Deposits

Total deposits at December 31, 2024 and 2023 and the weighted average rate of deposits are as follows:

	December 31,
	2024		2023
		Weighted Average		Weighted Average
	Amount	Interest Rate	Amount	Interest Rate

	(Dollars in Thousands)
Demand deposits:
Non-interest bearing	$287,135	—%	$300,184	—%
NOW and money market	243,163	3.41%	144,807	3.07%
Total	530,298	1.56%	444,991	1.00%
Savings accounts	138,277	2.16%	192,594	2.71%
Certificates of deposit maturing in:
One year or less	918,436	4.78%	596,091	4.83%
After one to two years	24,466	3.84%	81,118	3.24%
After two to three years	12,362	1.35%	1,462	0.72%
After three to four years	45,948	4.82%	12,371	1.31%
After four years	588	0.75%	71,409	5.03%
Total	1,001,800	4.71%	762,451	4.62%
	$1,670,375	3.50%	$1,400,036	3.20%

As of December 31, 2024 and 2023, certificates of deposits equal to or in excess of $250,000 totaled approximately $187,177,000 and $178,112,000, respectively.  At December 31, 2024 and 2023, the demand deposit overdrafts totaled $1,648,000 and $1,229,000. Overdraft deposits are reclassified as consumer loans and are included in the total loans on the Consolidated Statements of Financial Condition.

The aggregate amount of brokered deposits was $435.3 million and $311.2 million as of December 31, 2024 and 2023, respectively.  At December 31, 2024 and 2023, the Company also had $12.8 million and $13.0 million, respectively, in Insured Cash Sweep (“ICS”) reciprocal money market deposits, which are no longer considered fully-insured brokered deposits as defined in the FDIC call report instructions.

The ICS money market deposits were obtained from seven retail depositors and then transferred into the ICS Network in order to obtain full FDIC insurance coverage for our customers.  These types of deposits are known in the ICS Network as reciprocal deposits, which the Company considers as core deposits and not brokered deposits.

Interest expense on deposits consists of the following:

	Years Ended December 31,
	2024	2023

	(In Thousands)
Demand deposits	$8,498	$2,459
Savings accounts	3,799	6,777
Certificates of deposit	43,322	24,945
	$55,619	$34,181

Northeast Community Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 13 – Borrowings

Our borrowings include Federal Home Loan Bank of New York (“FHLB”) advances and short-term borrowings from the Discount Window at the Federal Reserve Bank of New York (“FRBNY”).

FHLB advances are summarized as follows at December 31:

	December 31,
	2024		2023
		Weighted Average		Weighted Average
	Amount	Interest Rate	Amount	Interest Rate

	(Dollars in Thousands)
Advances maturing in:
One year or less	$—	—%	$7,000	2.86%
After one to three years	—	—%	—	—%
After three to four years	—	—%	—	—%
After five years (due 2030)	—	—%	7,000	1.61%
	$—	—%	$14,000	2.24%

On August 30, 2023, the FRBNY approved the Company’s eligibility to pledge loans under the Borrower-in-Custody program of the FRBNY thereby allowing the Company to borrow from the Discount Window at the FRBNY.  As of December 31, 2024, there were no outstanding borrowings from the FRBNY. At December 31, 2023, the borrowing from the FRBNY was $50.0 million, bearing an interest rate of 5.5%. At December 31, 2024, the Company had the ability to borrow $834.7 million from the FRBNY, $18.2 million from the FHLB, and $8.0 million from ACBB.

Note 14 - Income Taxes

The Bank qualifies as a savings institution under the provisions of the Internal Revenue Code and was, therefore, prior to January 1, 1996, permitted to deduct from taxable income an allowance for bad debts based upon eight percent of taxable income before such deduction, less certain adjustments.  Retained earnings at December 31, 2024 and 2023, include approximately $4.1 million of such bad debt deductions which, in accordance with U.S. GAAP is considered a permanent difference between the book and income tax basis of loans receivable, and for which deferred income taxes have not been provided.  If such amount is used for purposes other than for bad debt losses, including distributions in liquidation, it will be subject to income tax at the then current rate.

The components of provision for income taxes are summarized as follows:

	Years Ended December 31,
	2024	2023

	(In Thousands)
Current tax expense	$19,166	$18,832
Deferred tax expense	(467)	(367)
	$18,699	$18,465

Northeast Community Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 14 - Income Taxes (continued)

The following table presents a reconciliation between the reported income taxes and the income taxes, which would be computed by applying the existing federal income tax rate of 21% for 2024 and 2023 to income before taxes:

	Years Ended December 31,
	2024	2023

	(Dollars In Thousands)
Federal income tax at statutory rates	$13,812	$13,596
State and city tax, net of federal income tax effect	4,725	4,851
Non-taxable income on bank owned life insurance	(138)	(213)
Other	300	231
	$18,699	$18,465
Effective Income Tax Rate	28.4%	28.5%

The tax effects of significant items comprising the net deferred tax assets are as follows:

	December 31,
	2024	2023

	(In Thousands)
Deferred tax assets:
Allowance for credit losses	$1,245	$1,313
State net operating loss carryforwards	13	24
Benefit plans	2,652	2,335
Accumulated other comprehensive loss – DRP	72	35
Other	842	653
Total Deferred Tax Assets	4,824	4,360
Deferred tax liability:
Depreciation	457	497
Total Deferred Tax Liabilities	457	497
Net Deferred Tax Assets Included in Other Assets	$4,367	$3,863

The Company has state net operating loss (NOL) carryforwards totaling approximately $263,000 at December 31, 2024 that are available to be carried forward to future years.  These NOL carryforwards will start to expire beginning in 2035 if not fully utilized.

At December 31, 2024, the Company had no valuation allowance because the Company determined there will be enough future New York State taxable income to utilize the New York State deferred tax assets.

Northeast Community Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 15 - Other Non-Interest Expenses

The following is an analysis of other non-interest expenses:

	Years Ended December 31,
	2024	2023

	(In Thousands)
Other	$812	$791
Regulatory insurance premium and assessments	2,929	2,545
Dues and subscriptions	750	707
Service contracts	1,734	1,424
Consulting expense	736	780
Telephone	637	673
Directors compensation	1,144	892
Audit and accounting	537	497
Insurance	412	395
Director, officer, and employee expense	311	252
Legal fees	395	617
Office supplies and stationary	196	167
Recruiting expense	56	30
	$10,649	$9,770

Note 16 - Benefits Plans

Outside Director Retirement Plan (“DRP”)

The DRP is an unfunded non-contributory defined benefit pension plan covering all non-employee directors meeting eligibility requirements as specified in the plan document.  The following table sets forth the funded status of the DRP and components of net pension periodic expense measured as of December 31:

	Years Ended December 31,
	2024	2023

	(Dollars In Thousands)
Projected benefit obligation – beginning	$1,767	$1,808
Service cost	98	94
Interest cost	88	85
Actuarial loss (gain)	88	(116)
Benefits Paid	(108)	(104)
Projected benefit obligation – ending	$1,933	$1,767
Funded status – accrued liability included in accounts payable and accrued expenses	$1,933	$1,767
Accumulated benefit obligation	$1,848	$1,675
Discount rate	4.97%	5.21%
Rate of increase in future compensation levels	2.00%	2.00%

Northeast Community Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 16 - Benefits Plans (continued)

Outside Director Retirement Plan (“DRP”) (continued)

	Years Ended December 31,
	2024	2023

	(Dollars In Thousands)
Net periodic pension expense:
Service cost	$98	$94
Interest cost	88	85
Actuarial gain amortized	(41)	(32)
Total net periodic pension expense included in other non-interest expenses	$145	$147
Discount rate	4.97%	5.21%
Rate of increase in future compensation levels	2.00%	2.00%

Benefit payments, which reflect expected future service as appropriate, are expected to be paid for the years ending December 31 as follows (in thousands):

2025	$117
2026	235
2027	243
2028	243
2029	189
2030 to 2034	1,075

At December 31, 2024 and 2023, unrecognized net loss of $88,000 and net gain of $116,000, respectively, were included in accumulated other comprehensive income.

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

During the years ended December 31, 2024 and 2023, expenses of $562,000 and $143,000, respectively, were recorded for this plan and are reflected in the Consolidated Statements of Income under Salaries and Employee Benefits.  At December 31, 2024 and 2023, a liability for this plan of $4,722,000 and $4,160,000, respectively, is included in the Consolidated Statements of Financial Condition under Accounts Payable and Accrued Expenses.

401(k) Plan

The Company maintains a 401(k) plan for all eligible employees.  Participants are permitted to contribute from 1% to 15% or 60% of their annual compensation up to the maximum permitted under the Internal Revenue Code.  The Company provided no matching contribution in 2024 and 2023.

Stock-Based Deferral Plan

In June 2021, the Company established a stock-based deferral plan for eligible key executives and members of the Board of Directors of the Company to elect to defer compensation received from the Company for their services and

Northeast Community Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 16 - Benefits Plans (continued)

Stock-Based Deferral Plan (continued)

make deemed investments of that deferred compensation in shares of the Company’s common stock. At December 31, 2024 and 2023, the Company did not have any obligations under the plan.

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

Each year, the Bank makes discretionary contributions to the ESOP equal to the principal and interest payment required on the loan from the Company. The ESOP may further pay down the principal balance of the loans by using dividends paid, if any, on the shares of Company common stock it owns. The balance remaining on the first ESOP loan was $478,000 and $919,000 at December 31, 2024 and 2023. The balance remaining on the second ESOP loan was $5,991,000 and $6,417,000 at December 31, 2024 and 2023.

Shares purchased with the loan proceeds serve as collateral for the loan and are held in a suspense account for future allocation among ESOP participants.  As the loan principal is repaid, shares will be released from the suspense account and become eligible for allocation.  The allocation among plan participants will be as described in the ESOP governing document.

ESOP shares initially pledged as collateral were recorded as unearned ESOP shares in the stockholders’ equity section of the Consolidated Statement of Financial Condition.  Thereafter, on a monthly basis over the terms of the ESOP loans, approximately 2,894 shares for the ESOP established in 2006 and approximately 4,348 shares for the ESOP established in 2021 are committed to be released, respectively. Compensation expense is recorded equal to the shares committed to be released multiplied by the average closing price of the Company’s stock during that month.  ESOP expense during the years ended December 31, 2024 and 2023, totaled approximately $1,782,000 and $1,314,000, respectively.  Dividends on unallocated shares, which totaled approximately $452,000 and $188,000 during 2024 and 2023, respectively, are recorded as a reduction of the ESOP loan.  Dividends on allocated shares, which totaled approximately $508,000 and $167,000 during 2024 and 2023, respectively, are charged to retained earnings.

ESOP shares are summarized as follows:

	December 31,
	2024	2023
Allocated shares	781,762	694,842
Shares committed to be released	86,916	86,920
Unearned shares	608,731	695,647
Total ESOP Shares	1,477,409	1,477,409
Less allocated shares distributed to former or retired employees	(165,644)	(143,612)
Total ESOP Shares Held by Trustee	1,311,765	1,333,797
Fair value of unearned shares	$14,889,560	$12,340,778

Northeast Community Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 17 – Stock Based Compensation

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

The product of the number of shares granted and the grant date market price of the Company’s common stock determine the fair value of restricted stock under the Company’s 2022 Equity Incentive plan. Management recognizes compensation expense for the fair value of restricted stock on a straight-line basis over the requisite service period for the entire award.  As of December 31, 2024, there were 102,759 shares available for future awards under this plan, which includes 98,311 shares available for stock options and 4,448 shares available for restricted stock awards.

A summary of the Company’s restricted stock activity and related information for the year ended December 31 follows:

	2024
		Weighted
		Average
	Shares	Market Price
Outstanding, Beginning of year	286,508	$13.72
Granted	30,000	22.82
Forfeited	—	—
Vested	81,873	—
Outstanding, end of year	234,635	$14.58

	2023
		Weighted
		Average
	Shares	Market Price
Outstanding, Beginning of year	352,037	$13.67
Granted	4,878	16.88
Forfeited	—	—
Vested	70,407	—
Outstanding, end of year	286,508	$13.72

Compensation expense related to restricted stock was $1,199,000 and $968,000 for the years ended December 31, 2024 and 2023. At December 31, 2024 and 2023, the total compensation cost related to non-vested awards that has not yet been recognized was $3.3 million and $3.8 million, which is expected to be recognized over the next 3 years.

Northeast Community Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 17 – Stock Based Compensation (continued)

A summary of the Company’s stock option activity and related information for the years ended December 31 follows:

	2024
		Weighted
		Average
	Options	Exercise Price
Outstanding, Beginning of year	880,097	$13.67
Granted	—	—
Forfeited	—	—
Exercised	37,201	12.44
Outstanding, end of year	842,896	$13.72
Exercisable at end of year	336,558	13.72

	2023
		Weighted
		Average
	Options	Exercise Price
Outstanding, Beginning of year	880,097	$13.67
Granted	—	—
Forfeited	—	—
Exercised	—	—
Outstanding, end of year	880,097	$13.67
Exercisable at end of year	176,019	13.67

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

Pricing Model Assumption Ranges	2022
Risk-free interest rate	3.87 - 3.97%
Expected volatility	28.79 - 28.94%
Expected dividend yield	1.70 - 1.94%
Expected life	7.50

The Compensation cost related to stock options is recognized based on the fair value of the stock options at the grant date on a straight line basis over the vesting period. Compensation expense related to stock options was $845,000 and $768,000 for the years ended December 31, 2024 and 2023.  At December 31, 2024 and 2023, unrecognized compensation cost related to stock option awards was $2.1 million and $3.0 million, which is expected to be recognized over the next 3 years.

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

The quantitative data relates to the Company’s leases are as follows (in thousands):

	December 31,	December 31,
	2024	2023
Finance Lease Amounts:
ROU asset	$347	$351
Lease liability	$609	$571
Operating Lease Amounts:
ROU assets	$4,001	$4,566
Lease liabilities	$4,108	$4,625
Finance Lease Cost
Amortization of ROU asset	$4	$4
Interest on lease liability	$38	$38
Operating Lease Costs	$789	$566
Cash paid for amounts included in the measurement of lease liabilities
Finance lease	$—	$—
Operating leases	$740	$511
Weighted-average remaining lease term
Finance lease	92 years	93 years
Operating leases	7.87 years	8.58 years
Weighted-average discount rate
Finance lease	9.50%	9.50%
Operating leases	5.25%	5.18%

Northeast Community Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 18 – Leases (continued)

Maturities of lease liabilities at December 31, 2024 are as follows (in thousands):

	Operating	Finance
	Leases	Lease
Years ended December 31:
2025	$738	$30
2026	622	31
2027	637	36
2028	595	36
2029	489	36
Thereafter	1,990	3,932
Total lease payments	$5,071	$4,101
Interest	(963)	(3,492)
Lease liability	$4,108	$609

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

Northeast Community Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 20 - Fair Value Disclosures (continued)

An asset’s or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.  The following table sets forth the Company’s assets that are carried at fair value on a recurring basis and the level that was used to determine their fair value at December 31:

	Quoted Prices in		Significant Other		Significant		Total Carried
	Active Markets for		Observable		Unobservable		at Fair
	Identical Assets		Inputs		Inputs		Value on a
	(Level 1)		(Level 2)		(Level 3)		Recurring Basis
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
Description	2024	2023	2024	2023	2024	2023	2024	2023
Assets:
Marketable equity securities:
Mutual funds	$21,994	$18,102	$—	$—	$—	$—	$21,994	$18,102
Mortgage-backed securities
FHLMC	—	—	—	—	—	—	—	—
Total assets	$21,994	$18,102	$—	$—	$—	$—	$21,994	$18,102

There were no transfers between Level 1 and 2 during the years ended December 31, 2024 and 2023. The Company did not have any liabilities that were carried at fair value on a recurring basis at December 31, 2024 and 2023.

Northeast Community Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 20 – Fair Value Disclosures (continued)

The following table sets forth the Company’s assets that are carried at fair value on a non-recurring basis and the level that was used to determine their fair value, at December 31:

	Quoted Prices in		Significant Other		Significant		Total Carried
	Active Markets for		Observable		Unobservable		at Fair
	Identical Assets		Inputs		Inputs		Value on a
	(Level 1)		(Level 2)		(Level 3)		Non-Recurring Basis
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
Description	2024	2023	2024	2023	2024	2023	2024	2023

	(In Thousands)
Assets:
Collateral dependent loans	$—	$—	$—	$—	$—	$4,385	$—	$4,385
Real estate owned	—	—	—	—	5,120	1,456	5,120	1,456
Total assets	$—	$—	$—	$—	$5,120	$5,841	$5,120	$5,841

The following tables present the qualitative information about non-recurring Level 3 fair value measurements of financial instruments at the periods indicated:

	At December 31, 2024
	Fair	Valuation	Unobservable		Weighted
	Value	Technique	Input	Range	Average

	(In Thousands)
Assets:
Real estate owned	$767	Sales approach	Adjustment to sales comparison value	- 40% to - 10%	- 40% to - 10%
Real estate owned	4,353	Income approach	Capitalization rate	6.00%	6.00%

	At December 31, 2023
	Fair	Valuation	Unobservable		Weighted
	Value	Technique	Input	Range	Average

	(In Thousands)
Assets:
Collateral dependent loans	$4,385	Income approach	Capitalization rate	6.00%	6.00%
Real estate owned	1,456	Income approach	Capitalization rate	12.00%	12.00%

The Company did not have any liabilities that were carried at fair value on a non-recurring basis at December 31, 2024 and 2023.

The methods and assumptions used to estimate fair value at December 31, 2024 and 2023 are as follows:

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

A loan is considered individually evaluated for credit loss when, based upon current information and events, it is probable that the Company will be unable to collect all scheduled payments in accordance with the contractual terms

Northeast Community Bancorp, Inc.

Notes to Consolidated Financial Statements

of the loan.  Individually evaluated loans that are collateral dependent are written down to fair value through the establishment of specific reserves, a component of the allowance for credit losses or through partial charge-offs, and

Note 20 – Fair Value Disclosures (continued)

as such are carried at the lower of cost or the fair value.  Estimates of fair value of the collateral are determined based on a variety of information, including available valuations from certified appraisers for similar assets, present value of discounted cash flows and inputs that are estimated based on commonly used and generally accepted industry liquidation advance rates and estimates and assumptions developed by management.  The appraisals may be adjusted by management for estimated liquidation expenses and qualitative factors such as economic conditions.  If real estate is not the primary source of repayment, present value of discounted cash flows and estimates using generally accepted industry liquidation advance rates are utilized.  Due to the multitude of assumptions, many of which are subjective in nature, and the varying inputs and techniques used by appraisers, the Company recognizes that valuations could differ across a wide spectrum of valuation techniques employed and accordingly, fair value estimates for impaired loans are classified as Level 3.

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

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at December 31, 2024 and 2023:

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

Notes to Consolidated Financial Statements

Note 20 - Fair Value Disclosures (continued)

Securities (continued)

The carrying amounts and estimated fair value of our financial instruments are as follows:

			Fair Value at December 31, 2024
			Quoted
			Prices in
			Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
	Carrying		Assets	Inputs	Inputs
(In thousands)	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Cash and cash equivalents	$78,259	$78,259	$78,259	$—	$—
Certificates of deposit	100	100	—	100	—
Marketable equity securities	21,994	21,994	21,994	—	—
Securities held to maturity	14,616	11,858	—	11,858	—
Loans receivable	1,807,768	1,801,607	—	—	1,801,607
Investments in restricted stock	397	397	—	397	—
Accrued interest receivable	13,481	13,481	—	13,481	—
Financial Liabilities
Deposits	1,670,375	1,674,376	—	1,674,376	—

			Fair Value at December 31, 2023
			Quoted
			Prices in
			Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
	Carrying		Assets	Inputs	Inputs
(In thousands)	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Cash and cash equivalents	$68,671	$68,671	$68,671	$—	$—
Certificates of deposit	100	100	—	100	—
Marketable equity securities	18,102	18,102	18,102	—	—
Securities held to maturity	15,860	13,126	—	13,126	—
Loans receivable	1,581,804	1,552,219	—	—	1,552,219
Investments in restricted stock	929	929	—	929	—
Accrued interest receivable	12,311	12,311	—	12,311	—
Financial Liabilities
Deposits	1,400,036	1,401,083	—	1,401,083	—
Borrowings	64,000	63,053	—	63,053	—

Northeast Community Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 21 – Related Party Transactions

The Company had no loans to related parties at December 31, 2024 and 2023.  In addition, the Company did not originate any loans to related parties in 2024 and 2023.  Deposits of related parties at the Company totaled $2.1 million and $2.2 million at December 31, 2024 and 2023, respectively.

Kevin P. O’Malley served as a director of the Company during the years ended December 31, 2024 and 2023 and during that time, also served as an attorney with Kevin P. O’Malley, P.C., a law firm that provides construction loan closing services to borrowers of the Company.  During the fiscal year ended December 31, 2024 and 2023, construction loan borrowers of the Company paid $541,000 and $497,000 respectively in legal fees to Mr. O’Malley’s law firm in connection with closing of construction loans.  Joel L. Morgenthau was appointed and served as a director of the Company in 2024, and he also served as an attorney with Moritt Hock & Hamroff LLP, a law firm that provides legal services to the Company. During the fiscal year ended December 31, 2024, the Company paid $94,000 to the firm.

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

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset).  A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer.  The Company’s noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals such as referral fees based month end reports.  Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized.  The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances.  As of December 31, 2024 and 2023, the Company did not have any significant contract balances.

All of the Company’s revenue from contracts with customers within the scope of ASC 606 is recognized within noninterest income. The following table presents the Company’s sources of noninterest income for the years ended December 31, 2024 and 2023.  Sources of revenue outside the scope of ASC 606 are noted as such:

	December 31,
	2024	2023

	(In Thousands)
Non-interest income:
Deposit-related fees and charges	$64	$55
Loan-related fees and charges(1)	1,039	892
Electronic banking fees and charges	995	944
Gain (loss) on disposition of equipment(1)	22	(18)
Income from bank owned life insurance(1)	656	1,013
Investment advisory fees	—	458
Realized and unrealized (loss) gain on equity securities(1)	(109)	294
Miscellaneous(1)	116	105
Total non-interest income	$2,783	$3,743
(1)	Not within the scope of ASC 606.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures. This ASU requires disclosure in the notes to financial statements of specified information about certain costs and expenses. Specific disclosures are required for (a) purchases of inventory, (b) employee compensation, (c) depreciation, (d) intangible asset amortization, and (e) depreciation, depletion, and amortization recognized as part of oil and gas producing activities. The amendments in this Update do not change or remove current expense disclosure requirements. However, the amendments affect where this information appears in the notes to financial statements because entities are required to include certain current disclosures in the same tabular format disclosure as the other disaggregation requirements in the amendments. The amendments in ASU 2024-03 apply only to public business entities and are effective for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. This Update is not expected to have a significant impact on the Company’s financial statements.

In December 2024, the FASB issued ASU 2024-04, Debt – Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments. This new guidance clarifies the assessment of whether a transaction should be accounted for as an induced conversion or extinguishment of convertible debt when changes are made to conversion features as part of an offer to settle the instrument. The ASU requires entities to apply a preexisting contract approach. To qualify for induced conversion accounting under this approach, the inducement offer is required to preserve the form of consideration and result in an amount of consideration that is no less than that issuable pursuant to the preexisting conversion privileges. The guidance is effective for fiscal years beginning after December 15, 2025, with early adoption permitted, and it can be adopted either on a prospective or retrospective basis. This Update is not expected to have a significant impact on the Company’s financial statements.

In January 2025, the FASB issued ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), which revises the effective date of ASU 2024-03 (on disclosures about disaggregation of income statement expenses) “to clarify that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027.” Entities within the ASU’s scope are permitted to early adopt the ASU. This Update is not expected to have a significant impact on the Company’s financial statements.

Northeast Community Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 24 - Subsequent Events

The Company has evaluated subsequent events for potential recognition and/or disclosure through the date these consolidated financial statements were issued.

Note 25 – Parent Company Only Financial Information

The following are the condensed financial statements for Northeast Community Bancorp, Inc. (Parent company only) as of December 31, 2024 and 2023 and for the years then ended.

Condensed Statements of Financial Condition

	December 31,
	2024	2023

	(In Thousand)
Assets
Cash and due from banks	$5,767	$4,268
Investment in subsidiary	292,921	254,654
Loans receivable, net of allowance for credit losses of $41 and $45, respectively(1)	15,116	14,121
ESOP loan receivable	6,469	7,336
Other assets	109	—
Total Assets	$320,382	$280,379
Liabilities and Stockholders’ Equity
Accounts payable and accrued expenses	$2,041	$1,054
Total Liabilities	2,041	1,054
Total Stockholders’ Equity	318,341	279,325
Total Liabilities and Stockholders’ Equity	$320,382	$280,379
(1)	Represents participation loans purchased from the Bank

Northeast Community Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 25 – Parent Company Only Financial Information (continued)

Condensed Statements of Income and Comprehensive Income

	Years Ended December 31,
	2024	2023

	(In Thousand)
Interest income – loans	$1,461	$1,371
Interest income – ESOP loan	285	333
Interest income – interest-earning deposits	82	179
Dividend income from subsidiary	11,000	14,000
Operating expenses	(2,557)	(2,298)
Income before Income Tax Expense and Equity in Undistributed Earnings of Subsidiary	10,271	13,585
Income tax benefit	(214)	(120)
Income before Equity in Undistributed Earnings of Subsidiary	10,485	13,705
Equity in undistributed earnings of subsidiary	36,589	32,571
Net Income	$47,074	$46,276
Comprehensive Income	$46,981	$46,336

Statements of Cash Flow

	Years Ended December 31,
	2024	2023

	(In Thousand)
Cash Flows from Operating Activities
Net income	$47,074	$46,276
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiary	(36,589)	(32,571)
Other, net	2,202	2,183
Net Cash Provided by Operating Activities	12,687	15,888
Cash Flows from Investing Activities
Repayment of ESOP loan	867	841
Net increase in loans	(1,008)	(433)
Net Cash (Used in) Provided by Investing Activities	(141)	408
Cash Flows from Financing Activities
Cash dividends paid	(7,861)	(3,652)
Stock option exercised	14
Stock repurchase	(3,200)	(28,710)
Net Cash Used in Financing Activities	(11,047)	(32,362)
Net Increase (Decrease) in Cash and Cash Equivalents	1,499	(16,066)
Cash and Cash Equivalents – Beginning	4,268	20,334
Cash and Cash Equivalents – Ending	$5,767	$4,268

Northeast Community Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 26 – Business Segments

Accounting policies for segments are the same as those described in Note 1. The Company has one reportable segment. Substantially most of the Company’s operations occur through the bank and involve the delivery of loan and deposit products to customers. Small portion of the Company’s operations occurs through wealth management advisory service to customers in 2023 before the sale of all the Bank’s assets relating to Harbor West Wealth Management Group to a third party. In 2023, the wealth management operation does not meet the quantitative threshold requirement to be disclosed separately. In 2024, the Company does not have revenue-producing segment through wealth management advisory services.

The Company’s chief operating decision maker is the Executive Committee that includes the Chief Executive Officer, Chief Operating Officer and Chief Financial Officer. The Executive Committee assesses performance of the Company on a consolidated basis and decides how to allocate resources based on net income that is also reported as net income on the Consolidated Statement of Income.

The Executive Committee uses net income, which is the measure of segment profit and loss, to evaluate income generated from segment assets (return on assets) and other measures, such as net interest margin, return on average assets, and return on common equity, in deciding how to reinvest profits, such as originating loans, investing in investment securities, or to repurchase shares in the Company’s common stock.

Net income is used to monitor budget versus actual results. The Executive Committee also uses net income and other measures in comparing to the Company’s peer banks. The comparison of the Company’s net income and other measures to its peer banks, along with the comparison of budgeted versus actual results are used in assessing the Company’s performance and in establishing management compensation. Loans, investments, and deposits provide the revenues in the banking operation. Interest expense and payroll provide the significant expenses in the banking operation. All operations are domestic.

Northeast Community Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 26 – Business Segments (continued)

The following table presents the Company’s reported segment revenues, profit or loss and significant segment expenses for the years ended December 31, 2024 and 2023:

	Years Ended December 31,
	2024	2023

	(In Thousand)
Total interest income	$160,013	$132,488
Total interest expense	57,221	35,297
Net interest income	102,792	97,191
Provision for credit losses	740	972
Net interest income after provision for credit losses	102,052	96,219
Total non-interest income	2,783	3,743
Non-interest expense:
Salaries and employee benefits	20,942	18,839
Occupancy expense	2,828	2,595
Equipment	890	1,055
Outside data processing	2,604	2,210
Advertising	418	521
Loss on disposition of business	—	138
Real estate owned expense	731	93
Other	10,649	9,770
Total Non-Interest Expenses	39,062	35,221
Income before income tax expense	65,773	64,741
Income tax expense	18,699	18,465
Segment net income	$47,074	$46,276

Reconciliation of profit or loss
Adjustments and reconciling items	—	—
Consolidated net income	$47,074	$46,276

Earnings per common share - Basis	$3.58	$3.32
Earnings per common share - Diluted	3.52	3.32

The measure of segment assets is reported as total assets on the Consolidated Statement of Condition.

The following table presents the Company’s reported segment assets as of December 31, 2024 and 2023:

	December 31,
	2024	2023

	(In Thousand)
Segment assets
Adjustments and reconciling items	$—	$—
Consolidated total assets	2,009,581	1,764,135

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHEAST COMMUNITY BANCORP, INC.

Dated:	March 14, 2025	By:	/s/ Kenneth A. Martinek
Kenneth A. Martinek
Chairman and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Kenneth A. Martinek	Chairman and Chief Executive Officer	March 14, 2025
Kenneth A. Martinek	(Principal Executive Officer)

/s/ Jose M. Collazo	President, Chief Operating Officer and Director	March 14, 2025
Jose M. Collazo

/s/ Donald S. Hom	Executive Vice President and Chief Financial Officer	March 14, 2025
Donald S. Hom	(Principal Financial and Accounting Officer)

/s/ Diane B. Cavanaugh	Director	March 14, 2025
Diane B. Cavanaugh

/s/ Charles M. Cirillo	Director	March 14, 2025
Charles M. Cirillo

/s/ Eugene M. Magier	Director	March 14, 2025
Eugene M. Magier

/s/ Charles A. Martinek	Director	March 14, 2025
Charles A. Martinek

/s/ John F. McKenzie	Director	March 14, 2025
John F. McKenzie

/s/ Joel L. Morgenthau	Director	March 14, 2025
Joel L. Morgenthau

/s/ Kenneth H. Thomas	Director	March 14, 2025
Kenneth H. Thomas

/s/ Linda M. Swan	Director	March 14, 2025
Linda M. Swan