Form 10-Q
period 2025-03-31
NorthEast Community Bancorp, Inc./MD/
filed 2025-05-09
CIK 1847398

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

As of May 9, 2025, there were 14,023,376 shares of the registrant’s common stock outstanding.

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

NORTHEAST COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	March 31,	December 31,
	2025	2024

	(In thousands, except share
	and per share amounts)
ASSETS
Cash and amounts due from depository institutions	$11,524	$13,700
Interest-bearing deposits	77,934	64,559
Total cash and cash equivalents	89,458	78,259
Certificates of deposit	100	100
Equity securities	23,294	21,994
Securities held-to-maturity ( net of allowance for credit losses of $126 and $126, respectively )	14,487	14,616
Loans receivable	1,725,664	1,812,647
Deferred loan fees, net	(63)	(49)
Allowance for credit losses	(5,127)	(4,830)
Net loans	1,720,474	1,807,768
Premises and equipment, net	24,889	24,805
Investments in restricted stock, at cost	397	397
Bank owned life insurance	25,905	25,738
Accrued interest receivable	12,432	13,481
Real estate owned	5,120	5,120
Property held for investment	1,361	1,370
Right of Use Assets – Operating	3,856	4,001
Right of Use Assets – Financing	346	347
Other assets	11,257	11,585
Total assets	$1,933,376	$2,009,581
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing	$278,694	$287,135
Interest bearing	1,307,321	1,383,240
Total deposits	1,586,015	1,670,375
Advance payments by borrowers for taxes and insurance	2,298	1,618
Lease Liability – Operating	3,972	4,108
Lease Liability – Financing	619	609
Accounts payable and accrued expenses	13,262	14,530
Total liabilities	1,606,166	1,691,240

See notes to interim unaudited consolidated financial statements.

NORTHEAST COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (continued)

(Unaudited)

	March 31,	December 31,
	2025	2024

	(In thousands, except share
	and per share amounts)
Stockholders’ equity:
Preferred stock, $0.01 par value; 25,000,000 shares authorized; none issued or outstanding	$—	$—
Common stock, $0.01 par value; 75,000,000 shares authorized; 14,023,376 shares and 14,016,254 shares issued and outstanding, respectively	140	140
Additional paid-in capital	110,871	110,091
Unearned Employee Stock Ownership Plan (“ESOP”) shares	(5,870)	(6,088)
Retained earnings	221,858	213,974
Accumulated other comprehensive income	211	224
Total stockholders’ equity	327,210	318,341
Total liabilities and stockholders’ equity	$1,933,376	$2,009,581

See notes to interim unaudited consolidated financial statements.

NORTHEAST COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2025	2024

	(In thousands, except
	per share amounts)
INTEREST INCOME:
Loans	$36,882	$36,703
Interest-earning deposits	1,081	1,200
Securities	244	218
Total Interest Income	38,207	38,121
INTEREST EXPENSE:
Deposits	13,933	12,394
Borrowings	-	731
Financing lease	10	10
Total Interest Expense	13,943	13,135
Net Interest Income	24,264	24,986
Provision for (reversal of) credit loss	237	(165)
Net Interest Income after Provision for (Reversal of) Credit Loss	24,027	25,151
NON-INTEREST INCOME:
Other loan fees and service charges	740	462
Earnings on bank owned life insurance	167	157
Unrealized gain (loss) on equity securities	300	(82)
Other	28	17
Total Non-Interest Income	1,235	554
NON-INTEREST EXPENSES:
Salaries and employee benefits	5,933	5,351
Occupancy expense	747	707
Equipment	217	253
Outside data processing	735	637
Advertising	102	88
Real estate owned expense	30	11
Other	2,855	2,634
Total Non-Interest Expenses	10,619	9,681
INCOME BEFORE PROVISION FOR INCOME TAXES	14,643	16,024
PROVISION FOR INCOME TAXES	4,076	4,650
NET INCOME	$10,567	$11,374

EARNINGS PER COMMON SHARE – BASIC	$0.80	$0.87
EARNINGS PER COMMON SHARE – DILUTED	0.78	0.86
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC	13,192	13,118
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – DILUTED	13,560	13,191

See notes to interim unaudited consolidated financial statements.

NORTHEAST COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2025	2024

	(In thousands)
Net Income	$10,567	$11,374
Other comprehensive income (loss):
Defined benefit pension:
Reclassification adjustments out of accumulated other comprehensive income (loss):
Amortization of actuarial gain	(10)	(13)
Actuarial (gain) loss arising during period	(10)	18
Total	(20)	5
Income tax effect¹	7	(2)
Total other comprehensive income (loss)	(13)	3
Total Comprehensive Income	$10,554	$11,377

¹Amounts are included in provision for income taxes in the consolidated statements of income.

See notes to interim unaudited consolidated financial statements.

NORTHEAST COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Three months Ended March 31, 2025 and 2024

(Unaudited)

						Accumulated
			Additional			Other
	Number of	Common	Paid- in	Unearned	Retained	Comprehensive
	Shares, net	Stock	Capital	ESOP Shares	Earnings	Income	Total

	(In thousands, except share and per share amounts)

Balance – December 31, 2024	14,016,254	$140	$110,091	$(6,088)	$213,974	$224	$318,341
Net income	—	—	—	—	10,567	—	10,567
Other comprehensive loss	—	—	—	—	—	(13)	(13)
Cash dividend declared ($0.20 per share)	—	—	—	—	(2,683)	—	(2,683)
Compensation expense related to restricted stock awards	—	—	293	—	—	—	293
Compensation expense related to stock options	—	—	185	—	—	—	185
Stock option exercise	7,122	—	—	—	—	—	—
ESOP shares earned	—	—	302	218	—	—	520
Balance – March 31, 2025	14,023,376	$140	$110,871	$(5,870)	$221,858	$211	$327,210

						Accumulated
			Additional			Other
	Number of	Common	Paid- in	Unearned	Retained	Comprehensive
	Shares, net	Stock	Capital	ESOP Shares	Earnings	Income	Total

	(In thousands, except share and per share amounts)

Balance – December 31, 2023	14,144,856	$142	$109,924	$(6,563)	$175,505	$317	$279,325
Net income	—	—	—	—	11,374	—	11,374
Other comprehensive income	—	—	—	—	—	3	3
Cash dividend declared ($0.10 per share)	—	—	—	—	(1,337)	—	(1,337)
Stock repurchases	(80,060)	(1)	(1,250)	—	—	—	(1,251)
Compensation expense related to restricted stock awards	—	—	252	—	—	—	252
Compensation expense related to stock options	—	—	192	—	—	—	192
Stock option exercise	1,000	—	14	—	—	—	14
ESOP shares earned	—	—	135	217	—	—	352
Balance - March 31, 2024	14,065,796	$141	$109,267	$(6,346)	$185,542	$320	$288,924

See notes to interim unaudited consolidated financial statements.

NORTHEAST COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2025	2024

	(In thousands)
Cash Flows from Operating Activities:
Net income	$10,567	$11,374
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of securities premiums and discounts, net	1	1
Provision for (reversal of) credit losses	237	(165)
Depreciation	298	297
Net (accretion) amortization of deferred loan fees and costs	(60)	14
Deferred income tax benefit	(136)	(97)
Unrealized (gain) loss recognized on equity securities	(300)	82
Earnings on bank owned life insurance	(167)	(157)
ESOP compensation expense	520	352
Compensation expense related to stock options	185	192
Compensation expense related to restricted stock	293	252
Decrease (increase) in accrued interest receivable	1,049	(641)
Decrease in other assets	619	3,991
Increase (decrease) in accounts payable - loan closing	42	(59)
Decrease in accounts payable and accrued expenses	(2,205)	(2,528)
Net Cash Provided by Operating Activities	10,943	12,908
Cash Flows from Investing Activities:
Net decrease (increase) in loans	86,912	(71,136)
Proceeds from sale of loans	380	3,424
Principal repayments on securities held-to-maturity	128	128
Purchase of marketable equity securities	(1,000)	—
Redemptions of restricted stock	—	315
Purchases of premises and equipment	(382)	(68)
Net Cash Provided by (Used in) Investing Activities	86,038	(67,337)
Cash Flows from Financing Activities:
Net (decrease) increase in deposits	(84,360)	111,966
Repayment of FRB borrowings	—	(10,000)
Repayment of FHLB of NY advances	—	(7,000)
Stock repurchases	—	(1,251)
Stock option exercised	—	14
Increase in advance payments by borrowers for taxes and insurance	680	326
Cash dividends paid	(2,102)	(849)
Net Cash (Used in) Provided by Financing Activities	(85,782)	93,206
Net Increase in Cash and Cash Equivalents	11,199	38,777
Cash and Cash Equivalents – Beginning	78,259	68,671
Cash and Cash Equivalents – Ending	$89,458	$107,448

See notes to interim unaudited consolidated financial statements.

NORTHEAST COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

	Three Months Ended March 31,
	2025	2024

	(In thousands)
Supplementary Cash Flows Information:
Income taxes paid	$4,667	$4,019
Interest paid	$13,789	$12,866
Supplementary Disclosure of Non-Cash Investing and Financing Activities:
Dividends declared and not paid	$2,805	$1,407

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

NECB Real Estate LLC (“NECB Real Estate”), a New York limited liability company and wholly owned subsidiary of the Bank, was formed in October 2024 to facilitate the purchase or lease of real property by the Bank. NECB Real Estate currently owns one foreclosed property located in the Bronx, New York.

Principal of Consolidations:

The accompanying unaudited consolidated financial statements include the accounts of the Company, the Bank, NECP, NECB Financial, 72 West Eckerson, 166 Route 59 Realty, 3 Winterton Realty LLC, and NECB Real Estate (collectively the “Company”) and have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All significant inter-company accounts and transactions have been eliminated in consolidation. The accounting and reporting policies of the Company and its subsidiaries conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”) and to the rules and regulations of the Securities and Exchange Commission (the “SEC”), including the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. The unaudited consolidated interim financial information should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

Loan Concentration Risk:

The Company’s lending activity is concentrated in construction loans secured by the construction primarily of multi-family, residential condominium properties, and occasionally non-residential properties located in New York State and occasionally by the renovation of multi-family properties in Massachusetts. As of March 31, 2025 and December 31, 2024, the Company had a majority of construction loans located in New York State, including $626.2 million and $708.5 million in the Bronx, $222.4 million and $246.4 million in the Town of Monroe, $87.6 million and $112.4 million in the Hamlet of Monsey, and $140.4 million and $141.6 million in the Village of Spring Valley. At March 31, 2025, the Company had $99.5 million, or 7.7%, of construction loans located in Rockland County, New York, related to office space or commercial use.

Note 2 — Regulatory Capital

The Company and the Bank are subject to regulatory capital requirements promulgated by the federal banking agencies. The Federal Reserve establishes capital requirements, including well capitalized standards, for the consolidated bank holding company, and the FDIC has similar requirements for the Company’s subsidiary bank. However, the Federal Reserve has provided a “small bank holding company” exception to its consolidated capital requirements for holding companies, and legislation and the related issuance of regulations by the Federal Reserve Board have established the current threshold for the exception at $3.0 billion. As a result, the Company will not be subject to the consolidated holding company capital requirement until such time as its consolidated assets exceed $3.0 billion. The Bank met all capital adequacy requirements to which it was subject as of March 31, 2025 and December 31, 2024.

The following table presents information about the Bank’s capital levels at the dates presented:

			Regulatory Capital Requirements
			Minimum Capital					For Classification as
	Actual		Adequacy(1)					Well-Capitalized
	Amount	Ratio	Amount			Ratio		Amount			Ratio

	(Dollars in Thousands)
As of March 31, 2025:
Total capital (to risk-weighted assets)	$303,266	15.10%	$	≥	160,697	≥	8.00%	$	≥	200,871	≥	10.00%
Tier 1 capital (to risk-weighted assets)	297,163	14.79		≥	120,523	≥	6.00		≥	160,697	≥	8.00
Common equity tier 1 capital (to risk-weighted assets)	297,163	14.79		≥	90,392	≥	4.50		≥	130,566	≥	6.50
Core (Tier 1) capital (to adjusted total assets)	297,163	15.09		≥	78,762	≥	4.00		≥	98,452	≥	5.00
As of December 31, 2024:
Total capital (to risk-weighted assets)	$290,903	13.92%	$	≥	167,154	≥	8.00%	$	≥	208,942	≥	10.00%
Tier 1 capital (to risk-weighted assets)	285,272	13.65		≥	125,365	≥	6.00		≥	167,154	≥	8.00
Common equity tier 1 capital (to risk-weighted assets)	285,272	13.65		≥	94,024	≥	4.50		≥	135,813	≥	6.50
Core (Tier 1) capital (to adjusted total assets)	285,272	14.44		≥	79,030	≥	4.00		≥	98,788	≥	5.00
(1)	Ratios do not include the capital conservation buffer.

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

The following table sets forth the computations of basic and diluted earnings per share:

	Three Months Ended March 31,
	2025	2024

	(In Thousands, except per share data)
Net income (basic and diluted)	$10,567	$11,374

Weighted average shares issued	14,021	14,118
Less: Weighted average unearned ESOP shares	(594)	(681)
Less: Weighted average unvested restricted shares	(235)	(319)
Basic weighted average shares outstanding	13,192	13,118
Add: Dilutive effect of restricted stock	102	59
Add: Dilutive effect of stock options	266	14
Diluted weighted average shares outstanding	13,560	13,191

Net income per share
Basic	$0.80	$0.87
Diluted	$0.78	$0.86

Note 4 — Equity Securities

The following table is the schedule of equity securities at March 31, 2025 and December 31, 2024. Our equity securities portfolio consists of our investment in a market-rate bond mutual fund that invests in high quality fixed income bonds, mainly government agency securities whose proceeds are designed to positively impact community development throughout the United States. The mutual fund focuses exclusively on providing affordable housing for low- and moderate-income borrowers and renters within our delineated lending areas, including those in majority minority census tracts. The high-quality fixed income bonds consist of 90% agency mortgage-backed securities and 10% state and municipal bonds. All agency mortgage-backed securities are issued by U.S. government entities and agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses.

	March 31,	December 31,
	2025	2024

	(In Thousands)
Equity Securities, at Fair Value	$23,294	$21,994

The following is a summary of unrealized gain or loss recognized in net income on equity securities during the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024

	(In Thousands)

Net unrealized gain (loss) recognized on equity securities during the period	$300	$(82)
Less: Net losses realized on the sale of equity securities during the period	—	—
Unrealized net (loss) gain recognized on equity securities held at the reporting date	$300	$(82)

Note 5 — Securities Held-to-Maturity

The following table summarizes the Company’s portfolio of securities held-to-maturity at March 31, 2025 and December 31, 2024.

	March 31, 2025
		Gross	Gross		Allowance
	Amortized	Unrealized	Unrealized	Fair	for
	Cost	Gains	Losses	Value	Credit Loss

	(In Thousands)
Mortgage-backed securities – residential:
Government National Mortgage Association	$403	$—	$—	$403	$—
Federal Home Loan Mortgage Corporation	752	1	93	660	—
Federal National Mortgage Association	1,607	—	145	1,462	—
Collateralized mortgage obligations – GSE	2,761	—	582	2,179	—
Total mortgage-backed securities	5,523	1	820	4,704	—
Municipal Bonds	9,090	—	2,151	6,939	126
	$14,613	$1	$2,971	$11,643	$126

	December 31, 2024
		Gross	Gross		Allowance
	Amortized	Unrealized	Unrealized	Fair	for
	Cost	Gains	Losses	Value	Credit Loss

	(In Thousands)
Mortgage-backed securities – residential:
Government National Mortgage Association	$414	$—	$—	$414	$—
Federal Home Loan Mortgage Corporation	775	1	110	666	—
Federal National Mortgage Association	1,677	—	177	1,500	—
Collateralized mortgage obligations – GSE	2,782	—	624	2,158	—
Total mortgage-backed securities	5,648	1	911	4,738	—
Municipal Bonds	9,094	—	1,974	7,120	126
	$14,742	$1	$2,885	$11,858	$126

Contractual final maturities of mortgage-backed securities and municipal bonds were as follows at March 31, 2025:

	March 31, 2025
	Amortized	Fair
	Cost	Value

	(In Thousands)
Due within one year	$527	$445
Due after one but within five years	1,815	1,479
Due after five but within ten years	2,675	2,170
Due after ten years	9,596	7,549
	$14,613	$11,643

The maturities shown above are based upon contractual final maturity. Actual maturities will differ from contractual maturities due to scheduled monthly repayments and due to the underlying borrowers having the right to prepay their obligations.

The activity in the allowance for credit losses for debt securities held-to-maturity for the three months ended March 31, 2025 and 2024 was as follows:

Municipal Bonds
Balance – December 31, 2024	$126
Provision for (reversal of) credit loss	-
Balance – March 31, 2025	$126

Municipal Bonds
Balance – December 31, 2023	$136
Provision for (reversal of) credit loss	(3)
Balance – March 31, 2024	$133

The age of unrealized losses and the fair value of related securities held-to-maturity, for which an allowance for credit losses was not deemed necessary, were as follows:

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

	(In Thousands)
March 31, 2025:
Mortgage-backed securities - residential:
Federal Home Loan Mortgage Corporation	$—	$—	$629	$93	$629	$93
Federal National Mortgage Association	—	—	1,455	145	1,455	145
Collateralized mortgage obligations – GSE	—	—	2,179	582	2,179	582
Total mortgage-backed securities	$—	$—	$4,263	$820	$4,263	$820

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

	(In Thousands)
December 31, 2024:
Mortgage-backed securities - residential:
Federal Home Loan Mortgage Corporation	$—	$—	$634	$110	$634	$110
Federal National Mortgage Association	—	—	1,500	177	1,500	177
Collateralized mortgage obligations – GSE	—	—	2,158	624	2,158	624
Total mortgage-backed securities	$—	$—	$4,292	$911	$4,292	$911

At March 31, 2025, thirteen mortgage-backed securities had unrealized losses due to interest rate volatility. Management concluded that the unrealized loss reflected above was temporary in nature since the unrealized loss was related primarily to market interest rate volatility, and was not related to the underlying credit quality of the issuers of the securities. Additionally, the Company has the ability and intent to hold the securities for the time necessary to recover the amortized cost. At December 31, 2024, there were sixteen mortgage-backed securities that had unrealized losses due to interest rate volatility.

Credit Quality Indicators

The held to maturity securities portfolio consists of agency mortgage-backed securities and municipal bonds. All agency mortgage-backed securities are issued by U.S. government entities and agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. The seven municipal bonds in the portfolio carry no lower than A ratings from the rating agencies at March 31, 2025 and have no realized losses since they were issued. The Company regularly monitors the municipal bonds sector of the market and reviews collectability including such factors as the financial condition of the issuers as well as credit ratings in effect as of the reporting period.

Note 6 — Loans Receivable and the Allowance for Credit Losses

The composition of loans was as follows at March 31, 2025 and December 31, 2024:

	March 31,	December 31,
	2025	2024

	(In Thousands)
Residential real estate:
One-to-four family	$3,436	$3,472
Multi-family	253,018	206,606
Mixed-use	26,572	26,571
Total residential real estate	283,026	236,649
Non-residential real estate	29,198	29,446
Construction	1,287,225	1,426,167
Commercial and industrial	123,113	118,736
Consumer	3,102	1,649
Total Loans	1,725,664	1,812,647
Deferred loan fees, net	(63)	(49)
Allowance for credit losses	(5,127)	(4,830)
	$1,720,474	$1,807,768

Loans serviced for the benefit of others totaled approximately $52.9 million and $52.5 million at March 31, 2025 and December 31, 2024, respectively. The value of mortgage servicing rights was not material at March 31, 2025 and December 31, 2024.

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

The following tables summarize the allocation of the allowance for credit losses and loans receivable by loan class and credit loss method at March 31, 2025 and December 31, 2024:

At March 31, 2025:

		Non-		Commercial
	Residential	residential		and
	Real Estate	Real Estate	Construction	Industrial	Consumer	Total

	(In Thousands)
Allowance for credit losses:
Ending balance	$2,224	$271	$1,716	$606	$310	$5,127
Ending balance: individually evaluated for credit loss	$—	$—	$—	$—	$—	$—
Ending balance: collectively evaluated for credit loss	$2,224	$271	$1,716	$606	$310	$5,127
Loans receivable:
Ending balance	$283,026	$29,198	$1,287,225	$123,113	$3,102	$1,725,664
Ending balance: individually evaluated for credit loss	$—	$—	$—	$241	$—	$241
Ending balance: collectively evaluated for credit loss	$283,026	$29,198	$1,287,225	$122,872	$3,102	$1,725,423

At December 31, 2024:

		Non-		Commercial
	Residential	residential		and
	Real Estate	Real Estate	Construction	Industrial	Consumer	Total

	(In Thousands)
Allowance for credit losses:
Ending balance	$1,900	$308	$1,937	$520	$165	$4,830
Ending balance: individually evaluated for credit loss	$—	$—	$—	$—	$—	$—
Ending balance: collectively evaluated for credit loss	$1,900	$308	$1,937	$520	$165	$4,830
Loans receivable:
Ending balance	$236,649	$29,446	$1,426,167	$118,736	$1,649	$1,812,647
Ending balance: individually evaluated for credit loss	$—	$—	$—	$241	$—	$241
Ending balance: collectively evaluated for credit loss	$236,649	$29,446	$1,426,167	$118,495	$1,649	$1,812,406

The activity in the allowance for credit loss by loan class for the three months ended March 31, 2025 and 2024 was as follows:

		Non-		Commercial
	Residential	residential		and
	Real Estate	Real Estate	Construction	Industrial	Consumer	Total

	(In Thousands)
Allowance for credit losses:
Balance - December 31, 2024	$1,900	$308	$1,937	$520	$165	$4,830
Charge-offs	—	—	—	—	(117)	(117)
Recoveries	—	350	—	—	2	352
Provision (reversal of)	324	(387)	(221)	86	260	62
Balance -March 31, 2025	$2,224	$271	$1,716	$606	$310	$5,127

		Non-		Commercial
	Residential	residential		and
	Real Estate	Real Estate	Construction	Industrial	Consumer	Total

	(In Thousands)
Allowance for credit losses:
Balance - December 31, 2023	$2,433	$126	$1,914	$472	$148	$5,093
Charge-offs	—	—	—	—	(21)	(21)
Recoveries	—	—	—	—	—	—
Provision (reversal of)	(204)	(16)	55	(50)	70	(145)
Balance - March 31, 2024	$2,229	$110	$1,969	$422	$197	$4,927

During the three months ended March 31, 2025, the provision expense recorded for residential real estate loans was primarily attributed to increased loan balances. The provision expense recorded for commercial and industrial loans was attributed to increased loan balances and increased credit risk. The reversal of provision recorded for non-residential real estate loans was primarily attributed to a $350,000 recovery from a loan charged off in 2021, and slightly decreased loan balance. The reversal of provision recorded for constructions loans was primarily attributed to decreased loan balances. The provision expense recorded for consumer loans was primarily attributed to the increased balance on deposit account overdrafts.

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

The Company has one individually evaluated loan, totaling $241,000 at March 31, 2025 and December 31, 2024. The underlying business experienced a significant decline in sales revenue since 2024, but the borrower continues to make monthly payments through personal guarantees. Therefore, this loan was downgraded to substandard in 2024 but still accruing. There were no non-accrual loans at March 31, 2025 and December 31, 2024.

The following tables provide information about delinquencies in our loan portfolio at the dates indicated.

Age Analysis of Past Due Loans as of March 31, 2025:

							Recorded
							Investment >
	30 – 59 Days	60 – 89 Days	Greater Than	Total Past		Total Loans	90 Days and
	Past Due	Past Due	90 Days	Due	Current	Receivable	Accruing

	(In Thousands)
Residential real estate:
One- to four-family	$—	$—	$—	$—	$3,436	$3,436	$—
Multi-family	—	—	—	—	253,018	253,018	—
Mixed-use	—	—	—	—	26,572	26,572	—
Non-residential real estate	—	—	—	—	29,198	29,198	—
Construction loans	—	—	—	—	1,287,225	1,287,225	—
Commercial and industrial loans	—	—	—	—	123,113	123,113	—
Consumer	—	—	—	—	3,102	3,102	—
	$—	$—	$—	$—	$1,725,664	$1,725,664	$—

Age Analysis of Past Due Loans as of December 31, 2024:

							Recorded
							Investment
	30 – 59 Days	60 – 89 Days	Greater Than	Total Past		Total Loans	> 90 Days and
	Past Due	Past Due	90 Days	Due	Current	Receivable	Accruing

	(In Thousands)
Residential real estate:
One- to four-family	$—	$—	$—	$—	$3,472	$3,472	$—
Multi-family	931	—	—	931	205,675	206,606	—
Mixed-use	—	—	—	—	26,571	26,571	—
Non-residential real estate	—	—	—	—	29,446	29,446	—
Construction loans	—	—	—	—	1,426,167	1,426,167	—
Commercial and industrial loans	—	—	—	—	118,736	118,736	—
Consumer	—	—	—	—	1,649	1,649	—
	$931	$—	$—	$931	$1,811,716	$1,812,647	$—

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

The following table presents the risk category of loans at March 31, 2025 by loan segment and vintage year:

							Revolving	Revolving
	Term Loans Amortized Costs Basis by Origination Year						Loans	Loans
							Amortized	Converted
March 31, 2025	2025	2024	2023	2022	2021	Prior	Cost Basis	to Term	Total
Residential real estate
Risk Rating
Pass	$49,886	$18,213	$78,269	$69,979	$22,161	$44,518	$-	$-	$283,026
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total	$49,886	$18,213	$78,269	$69,979	$22,161	$44,518	$-	$-	$283,026

Residential real estate
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Non-residential real estate
Risk Rating
Pass	$-	$13,821	$1,559	$241	$1,653	$11,924	$-	$-	$29,198
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total	$-	$13,821	$1,559	$241	$1,653	$11,924	$-	$-	$29,198

Non-residential real estate
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Construction					-
Risk Rating
Pass	$49,897	$472,022	$364,431	$226,396	$112,320	$62,159	$-	$-	$1,287,225
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total	$49,897	$472,022	$364,431	$226,396	$112,320	$62,159	$-	$-	$1,287,225

Construction
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Commercial and industrial					-
Risk Rating
Pass	$160	$6,814	$4,184	$5,765	$180	$1,709	$103,710	$350	$122,872
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	241	-	-	-	-	-	-	241
Doubtful	-	-	-	-	-	-	-	-	-
Total	$160	$7,055	$4,184	$5,765	$180	$1,709	$103,710	$350	$123,113

Commercial and industrial
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Consumer					-
Risk Rating
Pass	$3,102	$-	$-	$-	$-	$-	$-	$-	$3,102
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total	$3,102	$-	$-	$-	$-	$-	$-	$-	$3,102

Consumer
Current period gross charge-offs	$117	$-	$-	$-	$-	$-	$-	$-	$117

Total					-
Risk Rating
Pass	$103,045	$510,870	$448,443	$302,381	$136,314	$120,310	$103,710	$350	$1,725,423
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	241	-	-	-	-	-	-	241
Doubtful	-	-	-	-	-	-	-	-	-
Total	$103,045	$511,111	$448,443	$302,381	$136,314	$120,310	$103,710	$350	$1,725,664
Total
Current period gross charge-offs	$117	$-	$-	$-	$-	$-	$-	$-	$117

The following table presents the risk category of loans at December 31, 2024 by loan segment and vintage year:

								Revolving	Revolving
	Term Loans Amortized Costs Basis by Origination Year							Loans	Loans
								Amortized	Converted
December 31, 2024	2024	2023	2022	2021	2020		Prior	Cost Basis	to Term	Total
Residential real estate
Risk Rating
Pass	$18,326	$78,603	$70,892	$22,292	$11,361		$35,175	$-	$-	$236,649
Special Mention	-	-	-	-	-		-	-	-	-
Substandard	-	-	-	-	-		-	-	-	-
Doubtful	-	-	-	-	-		-	-	-	-
Total	$18,326	$78,603	$70,892	$22,292	$11,361		$35,175	$-	$-	$236,649
Residential real estate
Current period gross charge-offs	$-	$-	$-	$-	$-		$-	$-	$-	$-

Non-residential real estate
Risk Rating
Pass	$13,881	$1,569	$243	$1,669	$974		$11,110	$-	$-	$29,446
Special Mention	-	-	-	-	-		-	-	-	-
Substandard	-	-	-	-	-		-	-	-	-
Doubtful	-	-	-	-	-		-	-	-	-
Total	$13,881	$1,569	$243	$1,669	$974		$11,110	$-	$-	$29,446
Non-residential real estate
Current period gross charge-offs	$-	$-	$-	$-	$-		$-	$-	$-	$-

Construction
Risk Rating
Pass	$408,072	$460,460	$303,417	$166,997	$43,405		$43,816	$-	$-	$1,426,167
Special Mention	-	-	-	-	-		-	-	-	-
Substandard	-	-	-	-	-		-	-	-	-
Doubtful	-	-	-	-	-		-	-	-	-
Total	$408,072	$460,460	$303,417	$166,997	$43,405		$43,816	$-	$-	$1,426,167
Construction
Current period gross charge-offs	$-	$-	$-	$-	$-		$-	$-	$-	$-

Commercial and industrial
Risk Rating
Pass	$1,250	$4,365	$5,988	$232	$82		$795	$100,049	$5,734	$118,495
Special Mention	-	-	-	-	-		-	-	-	-
Substandard	-	-	-	-	-		-	-	241	241
Doubtful	-	-	-	-	-		-	-	-	-
Total	$1,250	$4,365	$5,988	$232	$82		$795	$100,049	$5,975	$118,736
Commercial and industrial
Current period gross charge-offs	$-	$-	$-	$-	$-		$1,000	$-	$-	$1,000

Consumer
Risk Rating
Pass	$1,648	$-	$-	$-	$-	$		$1	$-	$1,649
Special Mention	-	-	-	-	-		-	-	-	-
Substandard	-	-	-	-	-		-	-	-	-
Doubtful	-	-	-	-	-		-	-	-	-
Total	$1,648	$-	$-	$-	$-		$-	$1	$-	$1,649
Consumer
Current period gross charge-offs	$347	$-	$-	$-	$-		$-	$-	$-	$347

Total
Risk Rating
Pass	$443,177	$544,997	$380,540	$191,190	$55,822		$90,896	$100,050	$5,734	$1,812,406
Special Mention	-	-	-	-	-		-	-	-	-
Substandard	-	-	-	-	-		-	-	241	241
Doubtful	-	-	-	-	-		-	-	-	-
Total	$443,177	$544,997	$380,540	$191,190	$55,822		$90,896	$100,050	$5,975	$1,812,647
Total
Current period gross charge-offs	$347	$-	$-	$-	$-		$1,000	$-	$-	$1,347

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

There were no loans modified to borrowers experiencing financial difficulty during the three months ended March 31, 2025 or the year ended December 31, 2024.

Allowance for Credit Losses on Off-Balance Sheet Commitments:

The following table presents the activity in the allowance for credit losses related to off-balance sheet commitments, that is included in accounts payable and accrued expenses on the consolidated statement of financial condition, for the three months ended March 31, 2025 and 2024:

Allowance for Credit Loss
Balance – December 31, 2024	$704
Provision for credit loss	175
Balance – March 31, 2025	$879

Allowance for Credit Loss
Balance – December 31, 2023	$1,038
Reversal of credit loss	(17)
Balance – March 31, 2024	$1,021

Note 7 — Real Estate Owned (“REO”)

The Company owned two foreclosed properties valued at approximately $5,120,000 at March 31, 2025 and December 31, 2024, consisting of an office building located in Pennsylvania which was acquired through foreclosure in December 2014, and a land and land improvement located in Bronx which was acquired through foreclosure in October 2024.

Further declines in real estate values may result in impairment charges in the future. Routine holding costs are charged to expense as incurred and improvements to real estate owned that enhance the value of the real estate are capitalized. REO expense recorded in the Consolidated Statements of Income, including loss on sales and write-downs, amounted to $30,000 and $11,000 for the three months ended March 31, 2025 and 2024, respectively.

Note 8 — Borrowings

Our borrowings include Federal Home Loan Bank of New York (“FHLB”) advances and short-term borrowings from the Discount Window at the Federal Reserve Bank of New York (“FRBNY”).

On August 30, 2023, the FRBNY approved the Company’s eligibility to pledge loans under the Borrower-in-Custody program of the FRBNY thereby allowing the Company to borrow from the Discount Window at the FRBNY. At March 31, 2025 and December 31, 2024, there were no outstanding borrowings from the FHLB and FRBNY. At March 31, 2025, the Company had the ability to borrow $941.3 million from the FRBNY, $15.5 million from the FHLB, and $8.0 million from ACBB.

Note 9 — Benefits Plans

Outside Director Retirement Plan (“DRP”)

The DRP is an unfunded non-contributory defined benefit pension plan covering all non-employee directors meeting eligibility requirements as specified in the plan document. The following table sets forth information regarding the components of net pension periodic expense measured as of March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024

	(Dollars In Thousands)
Net periodic pension expense:
Service cost	$21	$23
Interest cost	19	21
Actuarial gain recognized	(10)	(13)
Total net periodic pension expense included in other non-interest expenses	$30	$31

Unrecognized net gain of $10,000 for the three months ended March 31, 2025, and unrecognized net loss of $18,000 for the three months ended March 31, 2024, were included in accumulated other comprehensive income.

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

Expenses of $139,000 and $130,000 for the three months ended March 31, 2025 and 2024, respectively, were recorded for this plan and are reflected in the Consolidated Statements of Income under Salaries and Employee Benefits.

Stock-Based Deferral Plan

In June 2021, the Company established a stock-based deferral plan for eligible key executives and members of the Board of Directors of the Company to elect to defer compensation received from the Company for their services and make deemed investments of that deferred compensation in shares of the Company’s common stock. At March 31, 2025, the Company did not have any obligations under the plan.

401(k) Plan

The Company maintains a 401(k) plan for all eligible employees. Participants are permitted to contribute from 1% to 15% or 60% of their annual compensation up to the maximum permitted under the Internal Revenue Code. The Company provided no matching contribution during the three months ended March 31, 2025 and 2024.

Employee Stock Ownership Plan (“ESOP”)

In conjunction with the Mid-Tier Holding Company’s public stock offering in 2006, the Bank established an ESOP for all eligible employees (substantially all full-time employees). The ESOP borrowed $5,184,200 from the Mid-Tier Holding Company and used those funds to acquire 518,420 shares of Mid-Tier Holding Company common stock at $10.00 per share. The loan from the Mid-Tier Holding Company, which has been assumed by the Company, carries an interest rate of 8.25% and is repayable in twenty annual installments. This loan will be paid off by the end of 2025.

In conjunction with the Company’s second-step conversion offering, on July 12, 2021, the ESOP borrowed $7,827,260 from the Company and used those funds to acquire 782,726 shares of Company common stock at $10.00 per share. The loan from the Company carries an interest rate equal to 3.25% and is repayable in fifteen annual installments through 2035.

Each year, the Bank makes discretionary contributions to the ESOP equal to the principal and interest payment required on the loans from the Company. The ESOP may further pay down the principal balance of the loans by using dividends paid, if any, on the shares of Company common stock it owns. The balance remaining on the first ESOP loan was $478,000 and $919,000 at March 31, 2025 and December 31, 2024, respectively. The balance remaining on the second ESOP loan was $5,991,000 and $6,417,000 at March 31, 2025 and December 31, 2024, respectively.

Shares purchased for the ESOP with the loan proceeds serve as collateral for the loan and are held in a suspense account for future allocation among ESOP participants. As the loan principal is repaid, shares will be released from the suspense account and become eligible for allocation. The allocation among plan participants will be as described in the ESOP governing document.

ESOP shares initially pledged as collateral were recorded as unearned ESOP shares in the stockholders’ equity section of the Consolidated Statement of Financial Condition. Thereafter, on a monthly basis over the terms of the ESOP loans, approximately 2,894 shares for the ESOP loan made in 2006 and approximately 4,348 shares for the ESOP loan made in 2021 are committed to be released, respectively. Compensation expense is recorded in an amount equal to the shares committed to be released multiplied by the average closing price of the Company’s stock during that month. ESOP expense totaled approximately $520,000 and $352,000 for the three months ended March 31, 2025 and 2024, respectively. Dividends on unallocated shares, which totaled approximately $122,000 and $70,000 for the three months ended March 31, 2025 and 2024, respectively, are recorded as a reduction of the ESOP loan. Dividends on allocated shares, which totaled approximately $174,000 and $78,000 for the three months ended March 31, 2025 and 2024, respectively, are charged to retained earnings.

ESOP shares are summarized as follows:

	March 31,	December 31,
	2025	2024
Allocated shares	868,678	781,762
Shares committed to be released	21,728	86,916
Unearned shares	587,003	608,731
Total ESOP Shares	1,477,409	1,477,409
Less allocated shares distributed to former or retired employees	(181,942)	(165,644)
Total ESOP Shares Held by Trustee	1,295,467	1,311,765
Fair value of unearned shares	$13,759,350	$14,889,560

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

The level of the asset or liability within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The following table sets forth the Company’s assets that are carried at fair value on a recurring basis and the level that was used to determine their fair value at March 31, 2025 and December 31, 2024:

	Quoted Prices in		Significant Other		Significant		Total Carried
	Active Markets for		Observable		Unobservable		at Fair
	Identical Assets		Inputs		Inputs		Value on a
	(Level 1)		(Level 2)		(Level 3)		Recurring Basis
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
Description	2025	2024	2025	2024	2025	2024	2025	2024
Assets:
Marketable equity securities:
Mutual funds	$23,294	$21,994	$—	$—	$—	$—	$23,294	$21,994
Total assets	$23,294	$21,994	$—	$—	$—	$—	$23,294	$21,994

There were no transfers between Level 1 and 2 during the three months ended March 31, 2025 or the year ended December 31, 2024. The Company did not have any liabilities that were carried at fair value on a recurring basis at March 31, 2025 and December 31, 2024.

The following table sets forth the Company’s assets that are carried at fair value on a non-recurring basis and the level that was used to determine their fair value, at March 31, 2025 and December 31, 2024:

	Quoted Prices in		Significant Other		Significant		Total Carried
	Active Markets for		Observable		Unobservable		at Fair
	Identical Assets		Inputs		Inputs		Value on a
	(Level 1)		(Level 2)		(Level 3)		Non-Recurring Basis
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
Description	2025	2024	2025	2024	2025	2024	2025	2024

	(In Thousands)
Assets:
Real estate owned	$—	—	$—	$—	$5,120	$5,120	$5,120	$5,120
Total assets	$—	$—	$—	$—	$5,120	$5,120	$5,120	$5,120

The following tables present the qualitative information about non-recurring Level 3 fair value measurements of financial instruments at March 31, 2025 and December 31, 2024:

	At March 31, 2025
	Fair	Valuation	Unobservable		Weighted
	Value	Technique	Input	Range	Average

	(In Thousands)
Assets:
Real estate owned	$767	Sales approach	Adjustment to sales comparison value	- 40% to - 10%	- 40% to - 10%	%
Real estate owned	4,353	Income approach	Capitalization rate	6.00%	6.00%	%

	At December 31, 2024
	Fair	Valuation	Unobservable		Weighted
	Value	Technique	Input	Range	Average

	(In Thousands)
Assets:
Real estate owned	$767	Sales approach	Adjustment to sales comparison value	- 40% to - 10%	- 40% to - 10%	%
Real estate owned	4,353	Income approach	Capitalization rate	6.00%	6.00%	%

The Company did not have any liabilities that were carried at fair value on a non-recurring basis at March 31, 2025 and December 31, 2024.

The methods and assumptions used to estimate fair value at March 31, 2025 and December 31, 2024 are as follows:

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

The carrying amounts and estimated fair value of our financial instruments are as follows:

			Fair Value at March 31, 2025
			Quoted
			Prices in
			Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
	Carrying		Assets	Inputs	Inputs
(In thousands)	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Cash and cash equivalents	$89,458	$89,458	$89,458	$—	$—
Certificates of deposit	100	100	—	100	—
Marketable equity securities	23,294	23,294	23,294	—	—
Securities held to maturity	14,487	11,643	—	11,643	—
Loans receivable, net	1,720,474	1,715,111	—	—	1,715,111
Investments in restricted stock	397	397	—	397	—
Accrued interest receivable	12,432	12,432	—	12,432	—
Financial Liabilities
Deposits	1,586,015	1,587,879	—	1,587,879	—

			Fair Value at December 31, 2024
			Quoted
			Prices in
			Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
	Carrying		Assets	Inputs	Inputs
(In thousands)	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Cash and cash equivalents	$78,259	$78,259	$78,259	$—	$—
Certificates of deposit	100	100	—	100	—
Marketable equity securities	21,994	21,994	21,994	—	—
Securities held to maturity	14,616	11,858	—	11,858	—
Loans receivable	1,807,768	1,801,607	—	—	1,801,607
Investments in restricted stock	397	397	—	397	—
Accrued interest receivable	13,481	13,481	—	13,481	—
Financial Liabilities
Deposits	1,670,375	1,674,376	—	1,674,376	—

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

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals such as referral fees based on month end reports. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of March 31, 2025, the Company did not have any significant contract balances.

All of the Company’s revenue from contracts with customers within the scope of ASC 606 is recognized within noninterest income. The following table presents the Company’s sources of noninterest income for the three months ended March 31, 2025 and 2024. Sources of revenue outside the scope of ASC 606 are noted as such:

	Three Months Ended March 31,
	2025	2024

	(In Thousands)
Non-interest income:
Deposit-related fees and charges	$17	$15
Loan-related fees and charges(1)	456	211
Electronic banking fees and charges	267	236
Income from bank owned life insurance(1)	167	157
Unrealized gain (loss) on equity securities(1)	300	(82)
Miscellaneous(1)	28	17
Total non-interest income	$1,235	$554
(1)	Not within the scope of ASC 606.

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

Note 12 — Other Non-Interest Expenses

The following is an analysis of other non-interest expenses:

	Three Months Ended March 31,
	2025	2024

	(In Thousands)
Other	$1,367	$1,103
Service contracts	423	424
Consulting expense	191	231
Telephone	143	170
Directors' compensation	237	246
Audit and accounting	143	135
Insurance	106	102
Director, officer, and employee expense	59	79
Legal fees	98	66
Office supplies and stationary	56	51
Recruiting expense	32	27
	$2,855	$2,634

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

The product of the number of shares granted and the grant date market price of the Company’s common stock determine the fair value of restricted stock under the Company’s 2022 Equity Incentive Plan. Management recognizes compensation expense for the fair value of restricted stock on a straight-line basis over the requisite service period for the entire award. As of March 31, 2025 and December 31, 2024, there were 102,759 shares available for future awards under this plan, which includes 98,311 shares available for stock options and 4,448 shares available for restricted stock awards.

A summary of the Company’s restricted stock activity and related information for the three months ended March 31, 2025 and 2024 follows:

	2025
		Weighted
		Average
	Shares	Market Price
Outstanding at December 31, 2024	234,635	$14.58
Granted	—	—
Forfeited	—	—
Vested	—	—
Outstanding at March 31, 2025	234,635	$14.58

	2024
		Weighted
		Average
	Shares	Market Price
Outstanding at December 31, 2023	352,037	$13.67
Granted	—	—
Forfeited	—	—
Vested	—	—
Outstanding at March 31, 2024	352,037	$13.67

Compensation expense related to restricted stock was $293,000 and $252,000 for the three months ended March 31, 2025 and 2024. At March 31, 2025 and December 31, 2024, the total compensation cost related to non-vested awards that has not yet been recognized was $3.0 million and $3.3 million, respectively, which is expected to be recognized over the next three years.

A summary of the Company’s stock option activity and related information for the three months ended March 31, 2025 and 2024 follows:

	2025
		Weighted
		Average
	Options	Exercise Price
Outstanding at December 31, 2024	842,896	$13.72
Granted	—	—
Forfeited	—	—
Exercised	14,480	12.40
Outstanding at March 31, 2025	828,416	$13.74
Exercisable at March 31, 2025	322,078	13.78

	2024
		Weighted
		Average
	Options	Exercise Price
Outstanding at December 31, 2023	880,097	$13.67
Granted	—	—
Forfeited	—	—
Exercised	1,000	14.08
Outstanding at March 31, 2024	879,097	$13.67
Exercisable at March 31, 2024	175,019	13.67

Compensation cost related to stock options is recognized based on the fair value of the stock options at the grant date on a straight line basis over the vesting period. Compensation expense related to stock options was $185,000 and $192,000 for the three months ended March 31, 2025 and 2024. At March 31, 2025 and December 31, 2024, unrecognized compensation cost related to stock option awards was $1.9 million and $2.1 million, respectively, which is expected to be recognized over the next three years.

Note 14 — Business Segments

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

The Executive Committee uses net income, which is the measure of segment profit and loss, to evaluate income generated from segment assets (return on assets) and other measures, such as net interest margin, return on average assets, and return on common equity, in deciding how to reinvest profits, such as originating loans, investing in investment securities, or to repurchase shares in the Company’s common stock. Net income is used to monitor budget versus actual results. The Executive Committee also uses net income and other measures in comparing the Company to its peer banks. The comparison of the Company’s net income and other measures to its peer banks, along with the comparison of budgeted versus actual results are used in assessing the Company’s performance and in establishing management compensation. Loans, investments, and deposits provide the revenues in the banking operations. Interest expense and payroll provide the significant expenses in the banking operations. All operations are domestic.

The following table presents the Company’s reported segment revenues, profit or loss and significant segment expenses for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024

	(In Thousand)
Total interest income	$38,207	$38,121
Total interest expense	13,943	13,135
Net interest income	24,264	24,986
Provision for (reversal of) credit loss	237	(165)
Net interest income after provision for credit losses	24,027	25,151
Total non-interest income	1,235	554
Non-interest expense:
Salaries and employee benefits	5,933	5,351
Occupancy expense	747	707
Equipment	217	253
Outside data processing	735	637
Advertising	102	88
Real estate owned expense	30	11
Other	2,855	2,634
Total Non-Interest Expenses	10,619	9,681
Income before income tax expense	14,643	16,024
Income tax expense	4,076	4,650
Segment net income	$10,567	$11,374

Reconciliation of profit or loss
Adjustments and reconciling items	—	—
Consolidated net income	$10,567	$11,374

Earnings per common share - Basis	$0.80	$0.87
Earnings per common share - Diluted	0.78	0.86

The measure of segment assets is reported as total assets on the Consolidated Statement of Condition.

The following table presents the Company’s reported segment assets as of March 31, 2025 and December 31, 2024:

	March 31,	December 31,
	2025	2024

	(In Thousand)
Segment assets
Adjustments and reconciling items	$—	$—
Consolidated total assets	1,933,376	2,009,581

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

The Company cautions readers of this report that a number of important factors could cause the Company’s actual results to differ materially from those expressed in forward-looking statements. Factors that could cause actual results to differ from those predicted and could affect the future prospects of the Company include, but are not limited to: (i) general economic conditions, including higher inflation or recessionary conditions, either nationally or in our market area, that are worse than expected; (ii) changes in the interest rate environment that reduce our interest margins, reduce the fair value of financial instruments or reduce the demand for our loan products; (iii) increased competitive pressures among financial services companies; (iv) changes in consumer spending, borrowing and savings habits; (v) changes in the quality and composition of our loan or investment portfolios and the adequacy of credit loss reserves; (vi) changes in real estate market values in our market area; (vii) decreased demand for loan products, deposit flows, competition, or decreased demand for financial services in our market area; (viii) major catastrophes such as earthquakes, floods or other natural or human disasters and pandemics or infectious disease outbreaks, the related disruption to local, regional and global economic activity and financial markets, and the impact that any of the foregoing may have on us and our customers and other constituencies; (ix) legislative or regulatory changes that adversely affect our business or changes in the monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board; (x) the impacts of tariffs, sanctions and other trade policies of the United States and its global trading counterparts; (xi) technological changes that may be more difficult or expensive than expected; (xii) success or consummation of new business initiatives may be more difficult or expensive than expected; (xiii) the inability to successfully integrate acquired businesses and financial institutions into our business operations; (xiv) adverse changes in the securities markets; (xv) the impact of failures or disruptions in or breaches of the Company’s operational or security systems, data or infrastructure, or those of third parties, including as a result of cyberattacks or campaigns; (xvi) the inability of third party service providers to perform; and (xvii) changes in accounting policies and practices, as may be adopted by bank regulatory agencies or the Financial Accounting Standards Board.

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

Balance Sheet Analysis

General

Total assets decreased $76.2 million, or 3.8%, to $1.9 billion at March 31, 2025, from $2.0 billion at December 31, 2024. The decrease in assets was primarily due to decreases in net loans of $87.3 million and decreases of $1.0 million in accrued interest receivable, partially offset by increases in cash and cash equivalents of $11.2 million and increases of $1.3 million in equity securities.

Cash and cash equivalents increased $11.2 million, or 14.3%, to $89.5 million at March 31, 2025 from $78.3 million at December 31, 2024. The increase in cash and cash equivalents was a result of a decrease of $87.3 million in net loans and an increase of $8.9 million in stockholders’ equity, partially offset by a decrease in deposits of $84.4 million.

Equity securities increased $1.3 million, or 5.9%, to $23.3 million at March 31, 2025 from $22.0 million at December 31, 2024. The increase in equity securities was attributable to the purchase of $1.0 million in equity securities during the three months ended March 31, 2025 and market appreciation of $300,000 due to market interest rate volatility during the quarter ended March 31, 2025.

Securities held-to-maturity decreased $129,000, or 0.9%, to $14.5 million at March 31, 2025 from $14.6 million at December 31, 2024 due to $129,000 in maturities and pay-downs of various investment securities.

Loans, net of the allowance for credit losses, decreased $87.3 million, or 4.8%, to $1.7 billion at March 31, 2025 from $1.8 billion at December 31, 2024. The decrease in loans consisted of decreases of $138.9 million in construction loans, $248,000 in non-residential loans, and $36,000 in one-to-four family loans. The decrease in our construction loan portfolio was due to normal pay-downs and principal reductions as construction projects were completed and either condominium units were sold to end buyers or multi-family rental buildings were refinanced by other financial institutions. The decrease in construction loans was offset by increases of $46.4 million in multi-family loans, $4.4 million in commercial and industrial loans, and $1.5 million in consumer loans.

During the quarter ended March 31, 2025, we originated loans totaling $170.1 million consisting primarily of $110.2 million in construction loans, $49.1 million in multi-family loans, $10.1 million in commercial and industrial loans, and $730,000 in mixed-use loans. The $110.2 million in construction loans had 38.4% disbursed at loan closing, with the remaining funds to be disbursed over the terms of the construction loans.

The allowance for credit losses related to loans increased to $5.1 million as of March 31, 2025, from $4.8 million as of December 31, 2024. The increase in the allowance for credit losses related to loans was due to recoveries totaling $352,000 and provision for credit losses totaling $62,000, offset by charge-offs totaling $117,000.

Premises and equipment increased $84,000, or 0.3%, to $24.9 million at March 31, 2025 from $24.8 million at December 31, 2024 primarily due to the purchases of additional fixed assets.

Federal Home Loan Bank stock was $397,000, foreclosed real estate was $5.1 million, and property held for investment was $1.4 million at both March 31, 2025 and December 31, 2024.

Bank owned life insurance (“BOLI”) increased $167,000, or 0.6%, to $25.9 million at March 31, 2025 from $25.7 million at December 31, 2024 due to increases in the BOLI cash value.

Accrued interest receivable decreased $1.0 million, or 7.9%, to $12.4 million at March 31, 2025 from $13.5 million at December 31, 2024 due to a decrease in the loan portfolio.

Right of use assets — operating decreased $145,000, or 3.6%, to $3.9 million at March 31, 2025 from $4.0 million at December 31, 2024, primarily due to amortization.

Other assets decreased $328,000, or 2.8%, to $11.3 million at March 31, 2025 from $11.6 million at December 31, 2024 due to decreases of $1.7 million in tax assets and $10,000 in miscellaneous assets, partially offset by increases of $1.1 million in suspense accounts and $263,000 in prepaid expenses.

Total deposits decreased $84.4 million, or 5.1%, to $1.6 billion at March 31, 2025 from $1.7 billion at December 31, 2024. The decrease in deposits was primarily due to decreases in certificates of deposit of $125.1 million, or 12.5%, and non-interest bearing deposits of $9.9 million, or 3.5%, partially offset by increases in NOW/money market accounts of $45.9 million, or 18.8%, and savings account balances of $3.3 million, or 2.4%. The decrease of $125.1 million in certificates of deposit consisted of a decrease in retail certificates of deposit of $76.0 million, or 14.8%, and a decrease in brokered certificates of deposit of $54.8 million, or 12.6%, partially offset by an increase in non-brokered listing services certificates of deposit of $5.7 million, or 17.0%.

The decrease in retail certificates of deposit was due to a shift in deposits to our retail high yield money market accounts. The decrease in brokered certificates of deposit was due to management’s strategy to reduce the cost of funds by calling higher rate brokered deposits on their call date.

Advance payments by borrowers for taxes and insurance increased $680,000, or 42.0%, to $2.3 million at March 31, 2025 from $1.6 million at December 31, 2024 due primarily to accumulation of real estate tax payments from borrowers.

Lease liability – operating decreased $136,000, or 3.3%, to $4.0 million at March 31, 2025 from $4.1 million at December 31, 2024, primarily due to amortization.

Accounts payable and accrued expenses decreased $1.3 million, or 8.7%, to $13.3 million at March 31, 2025 from $14.5 million at December 31, 2024 due primarily to a decrease in accrued expense of $2.8 million, partially offset by increases in dividends payable and other payables of $806,000, suspense accounts for loan closings of $346,000, and deferred compensation of $167,000. The allowance for credit losses for off-balance sheet commitments increased $175,000, or 24.8%, to $879,000 at March 31, 2025 from $704,000 at December 31, 2024 due primarily to an increase of $101.4 million, or 18.0%, in off-balance sheet commitments.

Stockholders’ equity increased $8.9 million, or 2.8% to $327.2 million at March 31, 2025, from $318.3 million at December 31, 2024. The increase in stockholders’ equity was due to net income of $10.6 million for the quarter ended

March 31, 2025, an increase of $302,000 in earned employee stock ownership plan shares coupled with a reduction of $218,000 in unearned employee stock ownership plan shares, and the amortization expense of $478,000 relating to restricted stock and stock options granted under the Company’s 2022 Equity Incentive Plan, partially offset by dividends declared of $2.7 million and $13,000 in other comprehensive loss.

Results of Operations for the Three Months Ended March 31, 2025 and 2024

Financial Highlights

Net income for the three months ended March 31, 2025 was $10.6 million compared to net income of $11.4 million for the three months ended March 31, 2024. The decrease in net income of $807,000, or 7.1%, between periods was primarily due to a decrease in net interest income, an increase in the provision for credit losses, and an increase in non-interest expense, partially offset by an increase in non-interest income and a decrease in income tax expense.

Net Interest Income

Net interest income was $24.3 million for the three months ended March 31, 2025, as compared to $25.0 million for the three months ended March 31, 2024. The decrease in net interest income of $722,000, or 2.9%, was primarily due to an increase in interest expense that exceeded an increase in interest income and a decrease in the yield on interest earning assets that exceeded a decrease in the cost of funds for interest bearing liabilities.

Total interest and dividend income increased $86,000, or 0.2%, to $38.2 million for the three months ended March 31, 2025 from $38.1 million for the three months ended March 31, 2024. The increase in interest and dividend income was due to an increase in the average balance of interest earning assets of $159.9 million, or 9.2%, to $1.9 billion for the three months ended March 31, 2025 from $1.7 billion for the three months ended March 31, 2024, partially offset by a decrease in the yield on interest earning assets by 72 basis points from 8.77% for the three months ended March 31, 2024 to 8.05% for the three months ended March 31, 2025.

Interest expense increased $808,000, or 6.2%, to $13.9 million for the three months ended March 31, 2025 from $13.1 million for the three months ended March 31, 2024. The increase in interest expense was due to an increase in average interest bearing liabilities of  $149.7 million, or 12.2%, to $1.4 billion for the three months ended March 31, 2025 from $1.2 billion for the three months ended March 31, 2024, partially offset by a decrease in the cost of interest bearing liabilities by 24 basis points from 4.29% for the three months ended March 31, 2024 to 4.05% for the three months ended March 31, 2025.

Our net interest margin decreased 64 basis points, or 11.1%, to 5.11% for the three months ended March 31, 2025 compared to 5.75% for the three months ended March 31, 2024. The decrease in the net interest margin was due to a decrease in the yield on interest-earning assets that exceeded a decrease in the cost of funds on interest-bearing liabilities.

Credit Loss Expense

The Company recorded a credit loss expense of $237,000 for the three months ended March 31, 2025 compared to a credit loss expense reduction of $165,000 for the three months ended March 31, 2024. The credit loss expense of $237,000 for the three months ended March 31, 2025 was comprised of credit loss expense for loans of $62,000 and credit loss expense for off-balance sheet commitments of $175,000.

The credit loss expense for loans of $62,000 for the three months ended March 31, 2025 was primarily due to an increase in the multi-family loan portfolio. The credit loss expense for off-balance sheet commitments of $175,000 for the three months ended March 31, 2025 was primarily due to an increase in unfunded off-balance sheet commitments.

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

With respect to the allowance for credit losses for loans, we charged-off $117,000 during the three months ended March 31, 2025 as compared to charge-offs of $21,000 during the three months ended March 31, 2024. The charge-offs during both periods were against various unpaid overdrafts in our demand deposit accounts.

We recorded recoveries of $352,000 during the three months ended March 31, 2025 compared to no recoveries during the three months ended March 31, 2024. The recoveries of $352,000 during the three months ended March 31, 2025 comprised of recoveries of $350,000 regarding a previously charged-off non-residential mortgage loan and $2,000 from a previously charged-off unpaid overdraft on a demand deposit account.

Based on a review at March 31, 2025 of the loans that were in the loan portfolio, our off-balance sheet credit exposures, and our HTM investment securities, management believes that the allowances for these three components are maintained at a level that represents our best estimate of inherent losses in the loan portfolio, off-balance sheet credit exposures, and HTM investment securities that were both probable and reasonably estimable.

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

Non-Interest Income

Non-interest income for the three months ended March 31, 2025 was $1.2 million compared to non-interest income of $554,000 for the three months ended March 31, 2024. The increase of $681,000, or 122.9%, in total non-interest income was primarily due to increases of $382,000 in unrealized gain/(loss) on equity securities, $278,000 in other loan fees and service charges, $11,000 in miscellaneous other non-interest income, and $10,000 in BOLI income.

The increase in unrealized gain/(loss) on equity securities was due to an unrealized gain of $300,000 on equity securities during the three months ended March 31, 2025 compared to an unrealized loss of $82,000 on equity securities during the three months ended March 31, 2024. The unrealized gain of $300,000 on equity securities during the three months ended March 31, 2025 was due to market interest rate volatility during the three months ended March 31, 2025.

The increase of $278,000 in other loan fees and service charges was due to an increase of $245,000 in other loan fees and loan servicing fees, an increase of $31,000 in ATM/debit card/ACH fees, and an increase of $2,000 in deposit account fees. The increase in BOLI income of $10,000 was due to an increase in the yield on BOLI assets.

Non-Interest Expense

Non-interest expense increased $938,000, or 9.7%, to $10.6 million for the three months ended March 31, 2025 from $9.7 million for the three months ended March 31, 2024. The increase resulted primarily from increases of $582,000 in salaries and employee benefits, $221,000 in other operating expense, $98,000 in outside data processing expense, $40,000 in occupancy expense, $19,000 in real estate owned expense, and $14,000 in advertising expense, partially offset by a decrease of $36,000 in equipment expense.

Salaries and employee benefits increased $582,000, or 10.9%, to $5.9 million for the three months ended March 31, 2025 from $5.4 million for the three months ended March 31, 2024 primarily due to an increase in the number of full time equivalent employees to support the growth of the Company and an increase in employee compensation and benefits expense in order to retain key personnel.

Other non-interest expense increased $221,000, or 8.4%, to $2.9 million for the three months ended March 31, 2025 from $2.6 million for the three months ended March 31, 2024 due mainly to increases of $157,000 in miscellaneous other non-interest expense, $106,000 in regulatory fees, $32,000 in legal expense, $8,000 in audit and accounting fees, $5,000 in expenses related to the hiring of personnel, $5,000 in office supplies, and $4,000 in insurance expense. These increases were offset by decreases of $40,000 in consulting fees, $27,000 in telephone expense, $20,000 in directors, officers and employees’ expense, $9,000 in directors’ compensation, and $1,000 in service contracts expense.

Miscellaneous other non-interest expense increased $157,000, or 43.9%, to $516,000 for the three months ended March 31, 2025 from $359,000 for the three months ended March 31, 2024 due to increases of $53,000 in miscellaneous expenses, $48,000 in miscellaneous charge-offs, $41,000 in public company expenses, $6,000 in postage expenses, $5,000 in check and correspondence bank charges, and $5,000 in dues and subscription expense.

Regulatory fees increased $106,000, or 14.2%, to $850,000 for the three months ended March 31, 2025 from $744,000 for the three months ended March 31, 2024 due to an increase in our total assets. Legal fees increased $32,000, or 48.5%, to $98,000 for the three months ended March 31, 2025 from $66,000 for the three months ended March 31, 2024 due to an increase in transactions requiring legal services. Audit and accounting expense increased $8,000, or 5.9%, to $143,000 for the three months ended March 31, 2025 from $135,000 for the three months ended March 31, 2024 due to normal increases by the Company’s accounting firms. Recruitment expense increased by $5,000, or 18.5%, to $32,000 for the three months ended March 31, 2025 from $27,000 for the three months ended March 31, 2024 due to the need to increase personnel. Office supplies increased by $5,000, or 9.8%, to $56,000 for the three months ended March 31, 2025 from $51,000 for the three months ended March 31, 2024 due to the growth of the Company. Insurance expense increased $4,000, or 3.9%, to $106,000 for the three months ended March 31, 2025 from $102,000 for the three months ended March 31, 2024 due to a general increase in insurance premiums.

Consulting fees decreased by $40,000, or 17.3%, to $191,000 for the three months ended March 31, 2025 from $231,000 for the three months ended March 31, 2024 due to less reliance on consultants. Telephone expense decreased by $27,000, or 15.9%, to $143,000 for the three months ended March 31, 2025 from $170,000 for the three months ended March 31, 2024 due to a reduction in telephone usage. Directors, officers, and employees’ expenses decreased $20,000, or 25.3%, to $59,000 for the three months ended March 31, 2025 from $79,000 for the three months ended March 31, 2024 due to reduction in traveling expense. Directors’ compensation decreased $9,000, or 3.7%, to $237,000 for the three months ended March 31, 2025 from $246,000 for the three months ended March 31, 2024 due to a reduction in the amortization of expenses related to the 2022 Equity Incentive Plan awards of restricted stocks and options, partially offset by an increase in the quarterly retainer fees.

Outside data processing expense increased $98,000, or 15.4%, to $735,000 for the three months ended March 31, 2025 from $637,000 for the three months ended March 31, 2024 due to additional data processing services to support the growth of the Company. Occupancy expense increased $40,000, or 5.7%, to $747,000 for the three months ended March 31, 2025 from $707,000 for the three months ended March 31, 2024 primarily as a result of the impact of inflation in operating cost.

Real estate owned expense increased $19,000, or 172.7%, to $30,000 for the three months ended March 31, 2025 from $11,000 for the three months ended March 31, 2024 due to higher operating expenses to maintain two foreclosed properties in 2025 compared to one foreclosed property in 2024.

Advertising expense increased $14,000, or 15.9%, to $102,000 for the three months ended March 31, 2025 from $88,000 for the three months ended March 31, 2024 due mainly to an increase in advertising and promotional products.

Equipment expense decreased $36,000, or 14.2%, to $217,000 for the three months ended March 31, 2025 from $253,000 for the three months ended March 31, 2024 due to a reduced need to purchase additional equipment.

Income Taxes.  We recorded income tax expense of $4.1 million and $4.7 million for the three months ended March 31, 2025 and 2024, respectively. For the three months ended March 31, 2025, we had approximately $204,000 in tax exempt income, compared to approximately $195,000 in tax exempt income for the three months ended March 31, 2024. Our effective income tax rates were 27.8% and 29.0% for the three months ended March 31, 2025 and 2024, respectively.

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

	Three Months Ended March 31,
	2025			2024
	Average	Interest and	Yield/	Average	Interest and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost

Loans receivable	$1,767,849	$36,882	8.35%	$1,612,343	$36,703	9.11%
Securities	36,751	235	2.56	33,848	197	2.33
Federal Home Loan Bank stock	397	9	9.07	842	21	9.98
Other interest-earning assets	93,476	1,081	4.63	91,552	1,200	5.24
Total interest-earning assets	1,898,473	38,207	8.05	1,738,585	38,121	8.77
Allowance for credit losses	(4,827)			(5,091)
Non-interest-earning assets	96,493			88,859
Total assets	$1,990,139			$1,822,353

Interest bearing demand	$274,630	$2,445	3.56%	$171,483	$1,817	4.24%
Savings and club accounts	138,903	730	2.10	182,771	1,202	2.63
Certificates of deposit	962,084	10,758	4.47	810,586	9,375	4.63
Interest-bearing deposits	1,375,617	13,933	4.05	1,164,840	12,394	4.26
Borrowed money	$-	10	—	61,092	741	4.85
Interest-bearing liabilities	1,375,617	13,943	4.05	1,225,932	13,135	4.29
Non-interest-bearing demand	270,874			291,909
Other non-interest-bearing liabilities	18,086			18,090
Total liabilities	1,664,577			1,535,931
Equity	325,562			286,422
Total liabilities and equity	$1,990,139			$1,822,353
Net interest income/interest spread		$24,264	4.00%		$24,986	4.48%
Net interest margin			5.11%			5.75%
Net interest-earning assets	$522,856			$512,653
Average interest-earning assets to interest-bearing liabilities	138.01%			141.82%

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

	Three Months Ended 3/31/2025
	Compared to
	Three Months Ended 3/31/2024
	Increase (Decrease)
	Due to
	Volume	Rate	Total

	(Dollars in thousands)
Interest income:
Loans receivable	$13,238	$(13,059)	$179
Securities	18	20	38
Federal Home Loan Bank stock	(10)	(2)	(12)
Other interest-earning assets	153	(272)	(119)
Total	$13,399	$(13,313)	$86
Interest expense:
Interest bearing demand deposit	$2,331	$(1,703)	$628
Savings accounts	(257)	(215)	(472)
Certificates of deposits	3,288	(1,905)	1,383
Borrowed money	(366)	(365)	(731)
Total	4,996	(4,188)	808
Net change in net interest income	$8,403	$(9,125)	$(722)

Asset Quality

The following table sets forth information with respect to our non-performing assets at the dates indicated.

	March 31,	December 31,
	2025	2024

	(Dollars in thousands)
Total non-accrual loans	$—	$—
Total accruing loans past due 90 days or more	—	—
Total non-performing loans	—	—
Real estate owned	5,120	5,120
Total non-performing assets	$5,120	$5,120
Total non-performing loans to total loans	—%	—%
Total non-performing assets to total assets	0.26%	0.25%

Non-performing assets totaled $5.1 million at March 31, 2025 and at December 31, 2024, respectively. These non-performing assets consisted of two foreclosed properties, with one foreclosed property totaling $4.4 million located in the Bronx, New York and one foreclosed property totaling $767,000 located in Pittsburgh, Pennsylvania.

During the three months ended March 31, 2025 and 2024, we did not collect any interest income from loans that were in non-accrual status.

From time to time, as part of our loss mitigation strategy, we may modify loans to borrowers in financial distress by providing principal forgiveness, term extension, an other-than-insignificant payment delay, or interest rate reduction. When principal forgiveness is provided, the amount of forgiveness is charged-off against the allowance for credit losses. There were no new loan modifications to borrowers experiencing financial difficulties during the three months ended March 31, 2025 or 2024.

At March 31, 2025 and December 31, 2024, we had no loans modified to borrowers experiencing financial difficulty.

The following table sets forth an analysis of the activity in the allowance for credit losses related to loans for the periods indicated:

	March 31,	December 31,
	2025	2024

	(Dollars In Thousands)
Allowance at beginning of period	$4,830	$5,093
Provision for credit losses	62	1,084
Net Charge-offs:
Residential real estate loans:
One- to four-family	—	—
Multifamily	—	—
Mixed-use	—	—
Total residential real estate loans	—	—
Non-residential real estate loans	(350)	—
Construction loans	—	—
Commercial and industrial loans	—	1,000
Consumer loans	115	347
Total net charge-offs	(235)	1,347
Allowance at end of period	$5,127	$4,830
Total loans outstanding	$1,725,664	$1,812,598
Average loans outstanding	1,767,849	1,701,079
Ratio of allowance to non-performing loans	—%	—%
Ratio of allowance to total loans	0.30%	0.27%
Ratio of net charge-offs to average loans	(0.01)%	0.08%
Non-performing loans	$—	$—

The Company’s allowance for credit losses related to loans totaled $5.1 million, or 0.30% of total loans as of March 31, 2025 compared to $4.8 million, or 0.27% of total loans as of December 31, 2024. In addition, the Company’s allowance for credit losses related to off-balance sheet commitments totaled $879,000 as of March 31, 2025 compared to $704,000 at December 31, 2024. The allowance for credit losses related to held-to-maturity debt securities totaled $126,000 as of March 31, 2025 and December 31, 2024, respectively.

The allowance for credit losses related to loans increased $297,000 to $5.1 million at March 31, 2025 from $4.8 million at December 31, 2024. The increase in the allowance for credit losses was due primarily to recoveries of $352,000 and a credit loss expense of $62,000, offset by charge-offs totaling $117,000.

The allowance for credit losses related to off-balance sheet commitments increased $175,000 to $879,000 at March 31, 2025 from $704,000 due to a credit loss expense of $175,000 at March 31, 2025.

Liquidity and Capital Resources

We maintain liquid assets at levels we believe are adequate to meet our liquidity needs. We established a liquidity ratio policy that identifies three liquidity ratios consisting of  (1) Cash/Deposits & Short Term Borrowings (“Cash Liquidity”), (2) Cash & Investments/Deposits & Short Term Borrowings (“On Balance Sheet Liquidity”), and (3) Cash & Investments & Borrowing Capacity/Deposits & Short Term Borrowings (“On Balance Sheet Liquidity & Borrowing Capacity”) to assist in the management of our liquidity. We also establish targets of 2.0% for the Cash Liquidity ratio, 8.0% for the On Balance Sheet Liquidity ratio, and 20.0% for the On Balance Sheet Liquidity & Borrowing Capacity ratio.

Our Cash Liquidity ratio, On Balance Sheet Liquidity ratio, and On Balance Sheet Liquidity & Borrowing Capacity ratio averaged 6.1%, 8.4%, and 74.2%, respectively, for the three months ended March 31, 2025 compared to 6.7%,

8.8%, and 65.6%, respectively, for the year ended December 31, 2024. We adjust our liquidity levels to fund deposit outflows, pay real estate taxes on real estate loans, repay our borrowings, and fund loan commitments. We also adjust liquidity as appropriate to meet asset and liability management objectives.

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

Our primary investing activities are the origination of construction loans, commercial and industrial loans, multifamily loans, and to a lesser extent, mixed-use real estate loans and other loans. For the three months ended March 31, 2025 and 2024, our loan originations totaled $170.1 million and $180.5 million, respectively. Cash received from the maturities and pay-downs on securities totaled $128,000 for both the three months ended March 31, 2025 and 2024, respectively. We purchased $1.0 million in equity securities during the three months ended March 31, 2025 compared to no purchases during the three months ended March 31, 2024.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of New York to provide advances. As a member of the Federal Home Loan Bank of New York, we are required to own capital stock in the Federal Home Loan Bank of New York and are authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to credit-worthiness have been met. We had an available borrowing limit of $15.5 million and $18.2 million from the Federal Home Loan Bank of New York as of March 31, 2025 and December 31, 2024, respectively. We had no Federal Home Loan Bank advances at March 31, 2025 and December 31, 2024.

The Federal Reserve Bank of New York (“FRBNY”) approved on August 30, 2023 the Bank’s eligibility to pledge loans under the Borrower-in-Custody program of the FRBNY thereby allowing the Bank to borrow from the Discount Window at the FRBNY. We had an available borrowing limit of $941.3 million and $834.7 million from the FRBNY as of March 31, 2025 and December 31, 2024, respectively. We had no FRBNY borrowings at March 31, 2025 and December 31, 2024.

In addition, we are party to a loan agreement with ACBB under which we can borrow up to $8.0 million in short-term borrowings. There were no outstanding borrowings with ACBB at March 31, 2025 and December 31, 2024.

At March 31, 2025, we had unfunded commitments on construction and multi-family mortgage loans of $360.7 million, outstanding commitments to originate loans of $205.9 million, unfunded commitments under lines of credit of $81.9 million, and unfunded standby letters of credit of $14.9 million. At March 31, 2025, certificates of deposit scheduled to mature in less than one year totaled $809.0 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In the event a significant portion of our deposits are not retained by us, we will have to utilize other funding sources, such as various types of sourced deposits, Federal Home Loan Bank advances, or Federal Reserve Bank borrowings, in order to maintain our level of assets. Alternatively, we could reduce our level of liquid assets, such as our cash and cash equivalents. In addition, the cost of such deposits may be significantly higher or lower depending on market interest rates at the time of renewal.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its stockholders and for the repurchase, if any, of its shares of common stock. At March 31, 2025, the Company had liquid assets of $14.9 million and $4.1 million in loan participations originated by the Bank which are held by the Company.

Off-Balance Sheet Arrangements

For the three months ended March 31, 2025, we did not engage in any off-balance sheet transactions reasonably likely to have a material adverse effect on our financial condition, results of operations or cash-flows.

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

Our objective is to manage our interest rate risk by determining whether a given movement in interest rates affects our net interest income and the market value of our portfolio equity in a positive or negative way and to execute strategies to maintain interest rate risk within established limits. The results at March 31, 2025 indicate the level of risk within the parameters of our model. Our management believes that the March 31, 2025 results indicate a profile that reflects interest rate risk exposures in both rising and declining rate environments for both net interest income and economic value.

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

If the results produce quantifiable interest rate risk exposure beyond our limits, then the testing will have served as a monitoring mechanism to allow us to initiate asset/liability strategies designed to reduce and therefore mitigate interest rate risk. The table below sets forth an approximation of our interest rate risk exposure. The simulation uses projected repricing of assets and liabilities at March 31, 2025. The income simulation analysis presented represents a one-year impact of the interest scenario assuming a static balance sheet. Various assumptions are made regarding the prepayment speed and optionality of loans, investment securities and deposits, which are based on analysis and market information. The assumptions regarding optionality, such as prepayments of loans and the effective lives and repricing of non-maturity deposit products, are documented periodically through evaluation of current market conditions and historical correlations to our specific asset and liability products under varying interest rate scenarios.

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

The table below sets forth, as of March 31, 2025, NorthEast Community Bank’s net portfolio value, the estimated changes in our net portfolio value and net interest income that would result from the designated instantaneous parallel changes in market interest rates.

	Twelve Month
	Net Interest Income	Net Portfolio Value
	Percent		Percent
Change in Interest Rates (Basis Points)	of Change	Estimated NPV	of Change
+200	14.95%	$361,136	2.00%
+100	7.61	358,171	1.16
0	—	354,068	—
-100	(8.42)	346,860	(2.04)
-200	(16.95)%	336,865	(4.86)%

As of March 31, 2025, based on the scenarios above, net interest income would increase by approximately 7.61% to 14.95%, over a one-year time horizon in a rising interest rate environment. One-year net interest income would decrease by approximately 8.42% to 16.95% in a declining interest rate environment over the same period.

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

Overall, our March 31, 2025 results indicate that we are adequately positioned with an acceptable net interest income and economic value at risk and that all interest rate risk results continue to be within our policy guidelines.

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

Item 1A. Risk Factors

For information regarding the Company’s risk factors, refer to “Item 1A: Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission on March 14, 2025. As of March 31, 2025, the risk factors of the Company have not changed materially from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

The following table provides information on repurchases by the Company of its common stock under the Company’s stock repurchase program during the three months ended March 31, 2025:

			Total Number of Shares	Maximum Number of
			Purchased as Part of	Shares that May Yet Be
	Total Number of	Average Price Paid	Publicly Announced	Purchased Under the
Period	Shares Purchased	Per Share	Plans or Programs	Plans or Programs
January 1 - 31, 2025	-	$-	-	418,044
February 1 - 28, 2025	-	-	-	418,044
March 1 - 31, 2025	-	-	-	418,044
Total	-		-

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended March 31, 2025, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

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

The following materials from the Company’s Quarterly Report to Stockholders on Form 10-Q for the quarter ended March 31, 2025, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholder’s Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

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

Date: May 9, 2025

NORTHEAST COMMUNITY BANCORP, INC.

By:	/s/ Kenneth A. Martinek
Name:	Kenneth A. Martinek
Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Donald S. Hom
Name:	Donald S. Hom
Title:	Executive Vice President and Chief Financial Officer
(Principal Financial and Chief Accounting Officer)