Form 10-Q
period 2025-06-30
NorthEast Community Bancorp, Inc./MD/
filed 2025-08-08
CIK 1847398

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

As of August 7, 2025, there were 14,025,800 shares of the registrant’s common stock outstanding.

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

NORTHEAST COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	June 30,	December 31,
	2025	2024

	(In thousands, except share
	and per share amounts)
ASSETS
Cash and amounts due from depository institutions	$19,042	$13,700
Interest-bearing deposits	40,331	64,559
Total cash and cash equivalents	59,373	78,259
Certificates of deposit	100	100
Equity securities	25,345	21,994
Securities held-to-maturity ( net of allowance for credit losses of $126 and $126, respectively )	14,398	14,616
Loans receivable	1,797,618	1,812,647
Deferred loan fees, net	(62)	(49)
Allowance for credit losses	(4,724)	(4,830)
Net loans	1,792,832	1,807,768
Premises and equipment, net	25,341	24,805
Investments in restricted stock, at cost	1,085	397
Bank owned life insurance	26,074	25,738
Accrued interest receivable	12,119	13,481
Real estate owned	767	5,120
Property held for investment	1,352	1,370
Right of Use Assets – Operating	4,383	4,001
Right of Use Assets – Financing	345	347
Other assets	10,370	11,585
Total assets	$1,973,884	$2,009,581
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing	$287,741	$287,135
Interest bearing	1,191,420	1,383,240
Total deposits	1,479,161	1,670,375
Advance payments by borrowers for taxes and insurance	2,422	1,618
Borrowings	135,000	-
Lease Liability – Operating	4,497	4,108
Lease Liability – Financing	628	609
Accounts payable and accrued expenses	15,500	14,530
Total liabilities	1,637,208	1,691,240

See notes to interim unaudited consolidated financial statements.

NORTHEAST COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (continued)

(Unaudited)

	June 30,	December 31,
	2025	2024

	(In thousands, except share
	and per share amounts)
Stockholders’ equity:
Preferred stock, $0.01 par value; 25,000,000 shares authorized; none issued or outstanding	$—	$—
Common stock, $0.01 par value; 75,000,000 shares authorized; 14,023,376 shares and 14,016,254 shares issued and outstanding, respectively	140	140
Additional paid-in capital	111,624	110,091
Unearned Employee Stock Ownership Plan (“ESOP”) shares	(5,653)	(6,088)
Retained earnings	230,345	213,974
Accumulated other comprehensive income	220	224
Total stockholders’ equity	336,676	318,341
Total liabilities and stockholders’ equity	$1,973,884	$2,009,581

See notes to interim unaudited consolidated financial statements.

NORTHEAST COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(In thousands, except share		(In thousands, except share
	and per share amounts)		and per share amounts)
INTEREST INCOME:
Loans	$36,740	$38,634	$73,622	$75,337
Interest-earning deposits	1,027	1,385	2,108	2,585
Securities	272	218	516	436
Total Interest Income	38,039	40,237	76,246	78,358
INTEREST EXPENSE:
Deposits	12,053	13,435	25,986	25,829
Borrowings	902	570	902	1,302
Financing lease	10	10	20	19
Total Interest Expense	12,965	14,015	26,908	27,150
Net Interest Income	25,074	26,222	49,338	51,208
Provision for (reversal of) credit loss	—	(226)	237	(391)
Net Interest Income after Provision for (Reversal of) Credit Loss	25,074	26,448	49,101	51,599
NON-INTEREST INCOME:
Other loan fees and service charges	611	563	1,351	1,025
Earnings on bank owned life insurance	170	162	336	319
Unrealized gain (loss) on equity securities	51	(20)	351	(102)
Other	26	26	55	43
Total Non-Interest Income	858	731	2,093	1,285
NON-INTEREST EXPENSES:
Salaries and employee benefits	5,650	5,252	11,583	10,603
Occupancy expense	743	674	1,489	1,381
Equipment	253	221	470	474
Outside data processing	758	607	1,494	1,243
Advertising	123	94	225	182
Real estate owned expense	247	27	277	39
Other	2,734	2,623	5,589	5,257
Total Non-Interest Expenses	10,508	9,498	21,127	19,179
INCOME BEFORE PROVISION FOR INCOME TAXES	15,424	17,681	30,067	33,705
PROVISION FOR INCOME TAXES	4,254	4,883	8,330	9,533
NET INCOME	$11,170	$12,798	$21,737	$24,172

EARNINGS PER COMMON SHARE – BASIC	$0.85	$0.98	$1.65	$1.84
EARNINGS PER COMMON SHARE – DILUTED	0.82	0.97	1.60	1.83
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC	13,216	13,084	13,204	13,119
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – DILUTED	13,568	13,181	13,563	13,205

See notes to interim unaudited consolidated financial statements.

NORTHEAST COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(In thousands)		(In thousands)
Net Income	$11,170	$12,798	$21,737	$24,172
Other comprehensive income (loss):
Defined benefit pension:
Reclassification adjustments out of accumulated other comprehensive income (loss):
Amortization of actuarial gain	(5)	(13)	(15)	(26)
Actuarial gain arising during period	19	18	9	36
Total	14	5	(6)	10
Income tax effect¹	(5)	(2)	2	(4)
Total other comprehensive income (loss)	9	3	(4)	6
Total Comprehensive Income	$11,179	$12,801	$21,733	$24,178

¹Amounts are included in provision for income taxes in the consolidated statements of income.

See notes to interim unaudited consolidated financial statements.

NORTHEAST COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Three and Six months Ended June 30, 2025 and 2024

(Unaudited)

						Accumulated
			Additional			Other
	Number of	Common	Paid- in	Unearned	Retained	Comprehensive
	Shares, net	Stock	Capital	ESOP Shares	Earnings	Income (Loss)	Total

	(In thousands, except share and per share amounts)

Balance – December 31, 2024	14,016,254	$140	$110,091	$(6,088)	$213,974	$224	$318,341
Net income	—	—	—	—	10,567	—	10,567
Other comprehensive loss	—	—	—	—	—	(13)	(13)
Cash dividend declared ($0.20 per share)	—	—	—	—	(2,683)	—	(2,683)
Compensation expense related to restricted stock awards	—	—	293	—	—	—	293
Compensation expense related to stock options	—	—	185	—	—	—	185
Stock option exercise	7,122	—	—	—	—	—	—
ESOP shares earned	—	—	302	218	—	—	520
Balance - March 31, 2025	14,023,376	$140	$110,871	$(5,870)	$221,858	$211	$327,210
Net income	—	—	—	—	11,170	—	11,170
Other comprehensive income	—	—	—	—	—	9	9
Cash dividend declared ($0.20 per share)	—	—	—	—	(2,683)	—	(2,683)
Compensation expense related to restricted stock awards	—	—	293	—	—	—	293
Compensation expense related to stock options	—	—	186	—	—	—	186
Stock option exercise	—	—	—	—	—	—	—
ESOP shares earned	—	—	274	217	—	—	491
Balance – June 30, 2025	14,023,376	$140	$111,624	$(5,653)	$230,345	$220	$336,676

						Accumulated
			Additional			Other
	Number of	Common	Paid- in	Unearned	Retained	Comprehensive
	Shares, net	Stock	Capital	ESOP Shares	Earnings	Income	Total

	(In thousands, except share and per share amounts)

Balance – December 31, 2023	14,144,856	$142	$109,924	$(6,563)	$175,505	$317	$279,325
Net income	—	—	—	—	11,374	—	11,374
Other comprehensive income	—	—	—	—	—	3	3
Cash dividend declared ($0.10 per share)	—	—	—	—	(1,337)	—	(1,337)
Stock repurchases	(80,060)	(1)	(1,250)	—	—	—	(1,251)
Compensation expense related to restricted stock awards	—	—	252	—	—	—	252
Compensation expense related to stock options	—	—	192	—	—	—	192
Stock option exercise	1,000	—	14	—	—	—	14
ESOP shares earned	—	—	135	217	—	—	352
Balance - March 31, 2024	14,065,796	$141	$109,267	$(6,346)	$185,542	$320	$288,924
Net income	—	—	—	—	12,798	—	12,798
Other comprehensive income	—	—	—	—	—	3	3
Cash dividend declared ($0.10 per share)	—	—	—	—	(1,330)	—	(1,330)
Stock repurchases	(75,194)	(1)	(1,222)	—	—	—	(1,223)
Compensation expense related to restricted stock awards	—	—	252	—	—	—	252
Compensation expense related to stock options	—	—	192	—	—	—	192
Stock option exercise	—	—	—	—	—	—	—
ESOP shares earned	—	—	141	218	—	—	359
Balance – June 30, 2024	13,990,602	$140	$108,630	$(6,128)	$197,010	$323	$299,975

See notes to interim unaudited consolidated financial statements.

NORTHEAST COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2025	2024

	(In thousands)
Cash Flows from Operating Activities:
Net income	$21,737	$24,172
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of securities premiums and discounts, net	3	3
Provision for (reversal of) credit losses	237	(391)
Depreciation	597	598
Net accretion of deferred loan fees and costs	(244)	(67)
Deferred income tax benefit	(242)	(319)
Unrealized (gain) loss recognized on equity securities	(351)	102
Earnings on bank owned life insurance	(336)	(319)
ESOP compensation expense	1,011	711
Compensation expense related to stock options	371	384
Compensation expense related to restricted stock	586	504
Decrease (increase) in accrued interest receivable	1,362	(1,162)
Decrease in other assets	1,094	1,279
Increase (decrease) in accounts payable and accrued expenses	741	(1,465)
Net Cash Provided by Operating Activities	26,566	24,030
Cash Flows from Investing Activities:
Net decrease (increase) in loans	18,915	(124,714)
Proceeds from sale of loans	557	3,424
Principal repayments on securities held-to-maturity	485	476
Purchase of securities held-to-maturity	(270)	—
Purchase of marketable equity securities	(3,000)	—
Purchase of restricted stock	(688)	(98)
Redemptions of restricted stock	—	315
Purchases of premises and equipment	(1,133)	(201)
Net Cash Provided by (Used in) Investing Activities	14,866	(120,798)
Cash Flows from Financing Activities:
Net (decrease) increase in deposits	(191,214)	163,814
Repayment of FRB borrowings	—	(10,000)
Repayment of FHLB of NY advances	—	(7,000)
Proceeds from FRB borrowing	120,000	—
Proceeds from FHLB of NY advances	15,000	—
Stock repurchases	—	(2,474)
Stock option exercised	—	14
Increase (decrease) in advance payments by borrowers for taxes and insurance	803	(117)
Cash dividends paid	(4,907)	(2,255)
Net Cash (Used in) Provided by Financing Activities	(60,318)	141,982
Net (Decrease) Increase in Cash and Cash Equivalents	(18,886)	45,214
Cash and Cash Equivalents – Beginning	78,259	68,671
Cash and Cash Equivalents – Ending	$59,373	$113,885

See notes to interim unaudited consolidated financial statements.

NORTHEAST COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

	Six Months Ended June 30,
	2025	2024

	(In thousands)
Supplementary Cash Flows Information:
Income taxes paid	$7,117	$8,844
Interest paid	$25,666	$26,728
Supplementary Disclosure of Non-Cash Investing and Financing Activities:
Recognition of right of use asset – operating	$912	$—
Recognition of lease liability – operating	$912	$—
Sale of real estate owned	$4,353	$—
Dividends declared and not paid	$2,805	$1,400

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

NECB Real Estate LLC (“NECB Real Estate”), a New York limited liability company and wholly owned subsidiary of the Bank, was formed in October 2024 to facilitate the purchase or lease of real property by the Bank. NECB Real Estate owned one foreclosed property located in the Bronx, New York prior to the property’s disposition in June 2025.

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

Loan Concentration Risk:

The Company’s lending activity is concentrated in construction loans secured by the construction primarily of multi-family, residential condominium properties, and occasionally non-residential properties located in New York State and occasionally by the renovation of multi-family properties in Massachusetts. As of June 30, 2025 and December 31, 2024, the Company had a majority of construction loans located in New York State, including $612.3 million and $708.5 million in the Bronx, $240.9 million and $246.4 million in the Town of Monroe, and $141.0 million and $141.6 million in the Village of Spring Valley. At June 30, 2025, the Company had $116.9 million, or 8.8%, of construction loans located in Rockland County, New York, related to office space or commercial use.

Note 2 — Regulatory Capital

The Company and the Bank are subject to regulatory capital requirements promulgated by the federal banking agencies. The Federal Reserve establishes capital requirements, including well capitalized standards, for the consolidated bank holding company, and the FDIC has similar requirements for the Company’s subsidiary bank. However, the Federal Reserve has provided a “small bank holding company” exception to its consolidated capital requirements for holding companies, and legislation and the related issuance of regulations by the Federal Reserve Board have established the current threshold for the exception at $3.0 billion in total consolidated assets. As a result, the Company will not be subject to the consolidated holding company capital requirement until such time as its consolidated assets exceed $3.0 billion. The Bank met all capital adequacy requirements to which it was subject as of June 30, 2025 and December 31, 2024.

The following table presents information about the Bank’s capital levels at the dates presented:

			Regulatory Capital Requirements
			Minimum Capital					For Classification as
	Actual		Adequacy(1)					Well-Capitalized
	Amount	Ratio	Amount			Ratio		Amount			Ratio

	(Dollars in Thousands)
As of June 30, 2025:
Total capital (to risk-weighted assets)	$314,375	14.98%	$	≥	167,820	≥	8.00%	$	≥	209,775	≥	10.00%
Tier 1 capital (to risk-weighted assets)	308,675	14.71		≥	125,865	≥	6.00		≥	167,820	≥	8.00
Common equity tier 1 capital (to risk-weighted assets)	308,675	14.71		≥	94,399	≥	4.50		≥	136,354	≥	6.50
Core (Tier 1) capital (to adjusted total assets)	308,675	15.87		≥	77,816	≥	4.00		≥	97,271	≥	5.00
As of December 31, 2024:
Total capital (to risk-weighted assets)	$290,903	13.92%	$	≥	167,154	≥	8.00%	$	≥	208,942	≥	10.00%
Tier 1 capital (to risk-weighted assets)	285,272	13.65		≥	125,365	≥	6.00		≥	167,154	≥	8.00
Common equity tier 1 capital (to risk-weighted assets)	285,272	13.65		≥	94,024	≥	4.50		≥	135,813	≥	6.50
Core (Tier 1) capital (to adjusted total assets)	285,272	14.44		≥	79,030	≥	4.00		≥	98,788	≥	5.00
(1)	Ratios do not include the capital conservation buffer.

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

The following table sets forth the computations of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(In Thousands)		(In Thousands, except per share data)
Net income (basic and diluted)	$11,170	$12,798	$21,737	$24,172

Weighted average shares issued	14,023	14,028	14,022	14,073
Less: Weighted average unearned ESOP shares	(573)	(660)	(584)	(670)
Less: Weighted average unvested restricted shares	(234)	(284)	(234)	(284)
Basic weighted average shares outstanding	13,216	13,084	13,204	13,119
Add: Dilutive effect of restricted stock	108	78	105	69
Add: Dilutive effect of stock options	244	19	254	17
Diluted weighted average shares outstanding	13,568	13,181	13,563	13,205

Net income per share
Basic	$0.85	$0.98	$1.65	$1.84
Diluted	$0.82	$0.97	$1.60	$1.83

Note 4 — Equity Securities

The following table is the schedule of equity securities at June 30, 2025 and December 31, 2024. Our equity securities portfolio consists of our investment in a market-rate bond mutual fund that invests in high quality fixed income bonds, mainly government agency securities whose proceeds are designed to positively impact community development throughout the United States. The mutual fund focuses exclusively on providing affordable housing for low- and moderate-income borrowers and renters within our delineated lending areas, including those in majority minority census tracts. The high-quality fixed income bonds consist of 90% agency mortgage-backed securities and 10% state and municipal bonds. All agency mortgage-backed securities are issued by U.S. government entities and agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses.

	June 30,	December 31,
	2025	2024

	(In Thousands)
Equity Securities, at Fair Value	$25,345	$21,994

The following is a summary of unrealized gain or loss recognized in net income on equity securities during the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(In Thousands)		(In Thousands)

Net unrealized gain (loss) recognized on equity securities during the period	$51	$(20)	$351	$(102)
Less: Net losses realized on the sale of equity securities during the period	—	—	—	—
Unrealized net gain (loss) recognized on equity securities held at the reporting date	$51	$(20)	$351	$(102)

Note 5 — Securities Held-to-Maturity

The following table summarizes the Company’s portfolio of securities held-to-maturity at June 30, 2025 and December 31, 2024.

	June 30, 2025
		Gross	Gross		Allowance
	Amortized	Unrealized	Unrealized	Fair	for
	Cost	Gains	Losses	Value	Credit Loss

	(In Thousands)
Mortgage-backed securities – residential:
Government National Mortgage Association	$380	$3	$—	$383	$—
Federal Home Loan Mortgage Corporation	729	—	82	647	—
Federal National Mortgage Association	1,533	—	126	1,407	—
Collateralized mortgage obligations – GSE	2,741	—	572	2,169	—
Total mortgage-backed securities	5,383	3	780	4,606	—
Municipal Bonds	9,141	—	2,153	6,988	126
	$14,524	$3	$2,933	$11,594	$126

	December 31, 2024
		Gross	Gross		Allowance
	Amortized	Unrealized	Unrealized	Fair	for
	Cost	Gains	Losses	Value	Credit Loss

	(In Thousands)
Mortgage-backed securities – residential:
Government National Mortgage Association	$414	$—	$—	$414	$—
Federal Home Loan Mortgage Corporation	775	1	110	666	—
Federal National Mortgage Association	1,677	—	177	1,500	—
Collateralized mortgage obligations – GSE	2,782	—	624	2,158	—
Total mortgage-backed securities	5,648	1	911	4,738	—
Municipal Bonds	9,094	—	1,974	7,120	126
	$14,742	$1	$2,885	$11,858	$126

Contractual final maturities of mortgage-backed securities and municipal bonds were as follows at June 30, 2025:

	June 30, 2025
	Amortized	Fair
	Cost	Value

	(In Thousands)
Due within one year	$800	$601
Due after one but within five years	1,738	1,480
Due after five but within ten years	2,630	2,134
Due after ten years	9,356	7,379
	$14,524	$11,594

The maturities shown above are based upon contractual final maturity. Actual maturities will differ from contractual maturities due to scheduled monthly repayments and due to the underlying borrowers having the right to prepay their obligations.

The activity in the allowance for credit losses for debt securities held-to-maturity for the three and six months ended June 30, 2025 and 2024 was as follows:

Municipal Bonds
Balance – December 31, 2024	$126
Provision for (reversal of) credit loss	-
Balance – March 31, 2025	$126
Provision for (reversal of) credit loss	-
Balance – June 30, 2025	$126

Municipal Bonds
Balance – December 31, 2023	$136
Provision for (reversal of) credit loss	(3)
Balance – March 31, 2024	$133
Provision for (reversal of) credit loss	(7)
Balance – June 30, 2024	$126

The age of unrealized losses and the fair value of related securities held-to-maturity, for which an allowance for credit losses was not deemed necessary, were as follows:

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

	(In Thousands)
June 30, 2025:
Mortgage-backed securities - residential:
Federal Home Loan Mortgage Corporation	$—	$—	$617	$82	$617	$82
Federal National Mortgage Association	—	—	1,401	126	1,401	126
Collateralized mortgage obligations – GSE	—	—	2,169	572	2,169	572
Total mortgage-backed securities	$—	$—	$4,187	$780	$4,187	$780

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

	(In Thousands)
December 31, 2024:
Mortgage-backed securities - residential:
Federal Home Loan Mortgage Corporation	$—	$—	$634	$110	$634	$110
Federal National Mortgage Association	—	—	1,500	177	1,500	177
Collateralized mortgage obligations – GSE	—	—	2,158	624	2,158	624
Total mortgage-backed securities	$—	$—	$4,292	$911	$4,292	$911

At June 30, 2025, twelve mortgage-backed securities had unrealized losses due to interest rate volatility. Management concluded that the unrealized loss reflected above was temporary in nature since the unrealized loss was related primarily to market interest rate volatility, and was not related to the underlying credit quality of the issuers of the securities. Additionally, the Company has the ability and intent to hold the securities for the time necessary to recover the amortized cost. At December 31, 2024, there were sixteen mortgage-backed securities that had unrealized losses due to interest rate volatility.

Credit Quality Indicators

The held to maturity securities portfolio consists of agency mortgage-backed securities and municipal bonds. All agency mortgage-backed securities are issued by U.S. government entities and agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. The seven municipal bonds in the portfolio carry no lower than A ratings from the rating agencies at June 30, 2025 and have no realized losses since they were issued. The Company regularly monitors the municipal bonds sector of the market and reviews collectability including such factors as the financial condition of the issuers as well as credit ratings in effect as of the reporting period.

Note 6 — Loans Receivable and the Allowance for Credit Losses

The composition of loans was as follows at June 30, 2025 and December 31, 2024:

	June 30,	December 31,
	2025	2024

	(In Thousands)
Residential real estate:
One-to-four family	$3,398	$3,472
Multi-family	292,552	206,606
Mixed-use	26,089	26,571
Total residential real estate	322,039	236,649
Non-residential real estate	28,971	29,446
Construction	1,323,477	1,426,167
Commercial and industrial	123,084	118,736
Consumer	47	1,649
Total Loans	1,797,618	1,812,647
Deferred loan fees, net	(62)	(49)
Allowance for credit losses	(4,724)	(4,830)
	$1,792,832	$1,807,768

Loans serviced for the benefit of others totaled approximately $53.1 million and $52.5 million at June 30, 2025 and December 31, 2024, respectively. The value of mortgage servicing rights was not material at June 30, 2025 and December 31, 2024.

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

The following tables summarize the allocation of the allowance for credit losses and loans receivable by loan class and credit loss method at June 30, 2025 and December 31, 2024:

At June 30, 2025:

		Non-		Commercial
	Residential	residential		and
	Real Estate	Real Estate	Construction	Industrial	Consumer	Total

	(In Thousands)
Allowance for credit losses:
Ending balance	$1,979	$229	$1,792	$677	$47	$4,724
Ending balance: individually evaluated for credit loss	$—	$—	$—	$—	$—	$—
Ending balance: collectively evaluated for credit loss	$1,979	$229	$1,792	$677	$47	$4,724
Loans receivable:
Ending balance	$322,039	$28,971	$1,323,477	$123,084	$47	$1,797,618
Ending balance: individually evaluated for credit loss	$—	$—	$—	$234	$—	$234
Ending balance: collectively evaluated for credit loss	$322,039	$28,971	$1,323,477	$122,850	$47	$1,797,384

At December 31, 2024:

		Non-		Commercial
	Residential	residential		and
	Real Estate	Real Estate	Construction	Industrial	Consumer	Total

	(In Thousands)
Allowance for credit losses:
Ending balance	$1,900	$308	$1,937	$520	$165	$4,830
Ending balance: individually evaluated for credit loss	$—	$—	$—	$—	$—	$—
Ending balance: collectively evaluated for credit loss	$1,900	$308	$1,937	$520	$165	$4,830
Loans receivable:
Ending balance	$236,649	$29,446	$1,426,167	$118,736	$1,649	$1,812,647
Ending balance: individually evaluated for credit loss	$—	$—	$—	$241	$—	$241
Ending balance: collectively evaluated for credit loss	$236,649	$29,446	$1,426,167	$118,495	$1,649	$1,812,406

The activity in the allowance for credit loss by loan class for the three and six months ended June 30, 2025 and 2024 was as follows:

		Non-		Commercial
	Residential	residential		and
	Real Estate	Real Estate	Construction	Industrial	Consumer	Total

	(In Thousands)
Allowance for credit losses:
Balance -March 31, 2025	$2,224	$271	$1,716	$606	$310	$5,127
Charge-offs	—	—	—	—	(485)	(485)
Recoveries	—	—	—	—	82	82
Provision (reversal of)	(245)	(42)	76	71	140	—
Balance -June 30, 2025	$1,979	$229	$1,792	$677	$47	$4,724

		Non-		Commercial
	Residential	residential		and
	Real Estate	Real Estate	Construction	Industrial	Consumer	Total

	(In Thousands)
Allowance for credit losses:
Balance -March 31, 2024	$2,229	$110	$1,969	$422	$197	$4,927
Charge-offs	—	—	—	—	(12)	(12)
Recoveries	—	—	—	—	—	—
Provision (reversal of)	(205)	269	(101)	55	(18)	—
Balance - June 30, 2024	$2,024	$379	$1,868	$477	$167	$4,915

		Non-		Commercial
	Residential	residential		and
	Real Estate	Real Estate	Construction	Industrial	Consumer	Total

	(In Thousands)
Allowance for credit losses:
Balance - December 31, 2024	$1,900	$308	$1,937	$520	$165	$4,830
Charge-offs	—	—	—	—	(602)	(602)
Recoveries	—	350	—	—	84	434
Provision (reversal of)	79	(429)	(145)	157	400	62
Balance -June 30, 2025	$1,979	$229	$1,792	$677	$47	$4,724

		Non-		Commercial
	Residential	residential		and
	Real Estate	Real Estate	Construction	Industrial	Consumer	Total

	(In Thousands)
Allowance for credit losses:
Balance - December 31, 2023	$2,433	$126	$1,914	$472	$148	$5,093
Charge-offs	—	—	—	—	(33)	(33)
Recoveries	—	—	—	—	—	—
Provision (reversal of)	(409)	253	(46)	5	52	(145)
Balance - June 30, 2024	$2,024	$379	$1,868	$477	$167	$4,915

During the three months ended June 30, 2025, the reversal of provision recorded for residential real estate loans and non-residential real estate loans was primarily attributed to improving economic and housing conditions in the Bank’s local markets. The provision expense recorded for commercial and industrial loans was attributed to slightly increased credit risk. The provision expense recorded for constructions loans was primarily attributed to increased loan balances, offset by improving economic and housing conditions in the Bank’s local markets. The provision expense recorded for consumer loans was primarily attributed to a net charge off $403,000 in checking account overdrafts during the three months ended June 30, 2025.

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

During the six months ended June 30, 2025, the provision expense recorded for residential real estate loans was primarily attributed to increased loan balances, offset by improving economic and housing conditions in the Bank’s local markets. The provision expense recorded for commercial and industrial loans was attributed to increased loan balances and slightly increased credit risk. The reversal of provision recorded for non-residential real estate loans was primarily attributed to a $350,000 recovery from a loan charged off in 2021, and slightly decreased loan balances. The reversal of provision recorded for constructions loans was primarily attributed to improving economic and housing conditions in the Bank’s local markets, offset by decreased loan balances. The provision expense recorded for consumer loans was primarily attributed to a net charge off $518,000 in checking account overdrafts during the six months ended June 30, 2025.

During the six months ended June 30, 2024, the reversal of provision recorded for residential real estate loans was primarily attributed to reduced credit risk and a slight decrease of loan balances. The provision expenses recorded for non-residential real estate loans and commercial and industrial loans were primarily attributed to the increased loan balances. The provision expenses recorded for consumer loans was primarily attributed to increased deposit account overdraft balances. The reversal of provision recorded for constructions loans was primarily attributed to improving economic and housing conditions in the Bank’s local markets during the six months ended June 30, 2024, offset by increased loan balances.

The Company has one individually evaluated loan, totaling $234,000 at June 30, 2025 and $241,000 at December 31, 2024. The underlying business experienced a significant decline in sales revenue since 2024, but the borrower continues to make monthly payments through personal guarantees. Therefore, this loan was downgraded to substandard in December 2024 but still accruing. Interest income recognized for this loan was $5,000 for the three months and $9,000 for the six months ended June 30, 2025. No interest income was recognized for this loan in 2024. There were no non-accrual loans at June 30, 2025 and December 31, 2024.

The following tables provide information about delinquencies in our loan portfolio at the dates indicated.

Age Analysis of Past Due Loans as of June 30, 2025:

							Recorded
							Investment >
	30 – 59 Days	60 – 89 Days	Greater Than	Total Past		Total Loans	90 Days and
	Past Due	Past Due	90 Days	Due	Current	Receivable	Accruing

	(In Thousands)
Residential real estate:
One- to four-family	$—	$—	$—	$—	$3,398	$3,398	$—
Multi-family	—	—	—	—	292,552	292,552	—
Mixed-use	—	—	—	—	26,089	26,089	—
Non-residential real estate	—	—	—	—	28,971	28,971	—
Construction loans	—	—	—	—	1,323,477	1,323,477	—
Commercial and industrial loans	—	—	—	—	123,084	123,084	—
Consumer	—	—	—	—	47	47	—
	$—	$—	$—	$—	$1,797,618	$1,797,618	$—

Age Analysis of Past Due Loans as of December 31, 2024:

							Recorded
							Investment
	30 – 59 Days	60 – 89 Days	Greater Than	Total Past		Total Loans	> 90 Days and
	Past Due	Past Due	90 Days	Due	Current	Receivable	Accruing

	(In Thousands)
Residential real estate:
One- to four-family	$—	$—	$—	$—	$3,472	$3,472	$—
Multi-family	931	—	—	931	205,675	206,606	—
Mixed-use	—	—	—	—	26,571	26,571	—
Non-residential real estate	—	—	—	—	29,446	29,446	—
Construction loans	—	—	—	—	1,426,167	1,426,167	—
Commercial and industrial loans	—	—	—	—	118,736	118,736	—
Consumer	—	—	—	—	1,649	1,649	—
	$931	$—	$—	$931	$1,811,716	$1,812,647	$—

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

The following table presents the risk category of loans at June 30, 2025 by loan segment and vintage year:

							Revolving	Revolving
	Term Loans Amortized Costs Basis by Origination Year						Loans	Loans
							Amortized	Converted
June 30, 2025	2025	2024	2023	2022	2021	Prior	Cost Basis	to Term	Total
Residential real estate
Risk Rating
Pass	$96,098	$12,941	$78,085	$69,758	$22,028	$43,129	$-	$-	$322,039
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total	$96,098	$12,941	$78,085	$69,758	$22,028	$43,129	$-	$-	$322,039

Residential real estate
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Non-residential real estate
Risk Rating
Pass	$-	$13,759	$1,550	$239	$1,637	$11,786	$-	$-	$28,971
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total	$-	$13,759	$1,550	$239	$1,637	$11,786	$-	$-	$28,971

Non-residential real estate
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Construction					-
Risk Rating
Pass	$174,077	$477,202	$328,866	$193,573	$88,712	$61,047	$-	$-	$1,323,477
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total	$174,077	$477,202	$328,866	$193,573	$88,712	$61,047	$-	$-	$1,323,477

Construction
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Commercial and industrial					-
Risk Rating
Pass	$5,493	$6,574	$4,000	$5,468	$127	$1,635	$99,203	$350	$122,850
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	234	-	-	-	-	-	-	234
Doubtful	-	-	-	-	-	-	-	-	-
Total	$5,493	$6,808	$4,000	$5,468	$127	$1,635	$99,203	$350	$123,084

Commercial and industrial
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Consumer					-
Risk Rating
Pass	$47	$-	$-	$-	$-	$-	$-	$-	$47
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total	$47	$-	$-	$-	$-	$-	$-	$-	$47

Consumer
Current period gross charge-offs	$602	$-	$-	$-	$-	$-	$-	$-	$602

Total					-
Risk Rating
Pass	$275,715	$510,476	$412,501	$269,038	$112,504	$117,597	$99,203	$350	$1,797,384
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	234	-	-	-	-	-	-	234
Doubtful	-	-	-	-	-	-	-	-	-
Total	$275,715	$510,710	$412,501	$269,038	$112,504	$117,597	$99,203	$350	$1,797,618
Total
Current period gross charge-offs	$602	$-	$-	$-	$-	$-	$-	$-	$602

The following table presents the risk category of loans at December 31, 2024 by loan segment and vintage year:

								Revolving	Revolving
	Term Loans Amortized Costs Basis by Origination Year							Loans	Loans
								Amortized	Converted
December 31, 2024	2024	2023	2022	2021	2020		Prior	Cost Basis	to Term	Total
Residential real estate
Risk Rating
Pass	$18,326	$78,603	$70,892	$22,292	$11,361		$35,175	$-	$-	$236,649
Special Mention	-	-	-	-	-		-	-	-	-
Substandard	-	-	-	-	-		-	-	-	-
Doubtful	-	-	-	-	-		-	-	-	-
Total	$18,326	$78,603	$70,892	$22,292	$11,361		$35,175	$-	$-	$236,649
Residential real estate
Current period gross charge-offs	$-	$-	$-	$-	$-		$-	$-	$-	$-

Non-residential real estate
Risk Rating
Pass	$13,881	$1,569	$243	$1,669	$974		$11,110	$-	$-	$29,446
Special Mention	-	-	-	-	-		-	-	-	-
Substandard	-	-	-	-	-		-	-	-	-
Doubtful	-	-	-	-	-		-	-	-	-
Total	$13,881	$1,569	$243	$1,669	$974		$11,110	$-	$-	$29,446
Non-residential real estate
Current period gross charge-offs	$-	$-	$-	$-	$-		$-	$-	$-	$-

Construction
Risk Rating
Pass	$408,072	$460,460	$303,417	$166,997	$43,405		$43,816	$-	$-	$1,426,167
Special Mention	-	-	-	-	-		-	-	-	-
Substandard	-	-	-	-	-		-	-	-	-
Doubtful	-	-	-	-	-		-	-	-	-
Total	$408,072	$460,460	$303,417	$166,997	$43,405		$43,816	$-	$-	$1,426,167
Construction
Current period gross charge-offs	$-	$-	$-	$-	$-		$-	$-	$-	$-

Commercial and industrial
Risk Rating
Pass	$1,250	$4,365	$5,988	$232	$82		$795	$100,049	$5,734	$118,495
Special Mention	-	-	-	-	-		-	-	-	-
Substandard	-	-	-	-	-		-	-	241	241
Doubtful	-	-	-	-	-		-	-	-	-
Total	$1,250	$4,365	$5,988	$232	$82		$795	$100,049	$5,975	$118,736
Commercial and industrial
Current period gross charge-offs	$-	$-	$-	$-	$-		$1,000	$-	$-	$1,000

Consumer
Risk Rating
Pass	$1,648	$-	$-	$-	$-	$		$1	$-	$1,649
Special Mention	-	-	-	-	-		-	-	-	-
Substandard	-	-	-	-	-		-	-	-	-
Doubtful	-	-	-	-	-		-	-	-	-
Total	$1,648	$-	$-	$-	$-		$-	$1	$-	$1,649
Consumer
Current period gross charge-offs	$347	$-	$-	$-	$-		$-	$-	$-	$347

Total
Risk Rating
Pass	$443,177	$544,997	$380,540	$191,190	$55,822		$90,896	$100,050	$5,734	$1,812,406
Special Mention	-	-	-	-	-		-	-	-	-
Substandard	-	-	-	-	-		-	-	241	241
Doubtful	-	-	-	-	-		-	-	-	-
Total	$443,177	$544,997	$380,540	$191,190	$55,822		$90,896	$100,050	$5,975	$1,812,647
Total
Current period gross charge-offs	$347	$-	$-	$-	$-		$1,000	$-	$-	$1,347

Modifications to Borrowers Experiencing Financial Difficulty:

Occasionally, the Company modifies loans to borrowers in financial distress by providing a term extension; an other-than-insignificant payment delay; or an interest rate reduction.

In some cases, the Company provides multiple types of concessions on a loan. Typically, one type of concession, such as a term extension, is granted initially. If the borrower continues to experience financial difficulty, another concession, such as an interest rate reduction, may be granted.

There were no loans modified to borrowers experiencing financial difficulty during the three and six months ended June 30, 2025 or the year ended December 31, 2024.

Allowance for Credit Losses on Off-Balance Sheet Commitments:

The following table presents the activity in the allowance for credit losses related to off-balance sheet commitments, that is included in accounts payable and accrued expenses on the consolidated statement of financial condition, for the three and six months ended June 30, 2025 and 2024:

Allowance for Credit Loss
Balance – December 31, 2024	$704
Provision for (reversal of) credit loss	175
Balance – March 31, 2025	$879
Provision for (reversal of) credit loss	-
Balance – June 30, 2025	$879

Allowance for Credit Loss
Balance – December 31, 2023	$1,038
Provision for (reversal of) credit loss	(17)
Balance – March 31, 2024	$1,021
Provision for (reversal of) credit loss	(219)
Balance – June 30, 2024	$802

Note 7 — Real Estate Owned (“REO”)

The Company owned two foreclosed properties valued at approximately $5,120,000 at December 31, 2024, consisting of an office building located in Pennsylvania which was acquired through foreclosure in December 2014, and land and land improvement located in Bronx which was acquired through foreclosure in October 2024. In June 2025, the Company sold the foreclosed property located in Bronx to a third-party buyer at no loss and, in connection therewith, the Company provided the financing to the buyer to complete the multi-family construction project. A REO expense of $231,000 was recognized to cover the closing costs for this transaction on the Consolidated Statement of Income. At June 30, 2025, the Company owned one foreclosed property valued at approximately $767,000.

Further declines in real estate values may result in impairment charges in the future. Routine holding costs are charged to expense as incurred and improvements to real estate owned that enhance the value of the real estate are capitalized. REO expense recorded in the Consolidated Statements of Income, including loss on sales and write-downs, amounted to $247,000 and $27,000 for the three months, and $277,000 and $39,000 for the six months ended June 30, 2025 and 2024, respectively.

Note 8 — Borrowings

Our borrowings include Federal Home Loan Bank of New York (“FHLB”) advances and short-term borrowings from the Discount Window at the Federal Reserve Bank of New York (“FRBNY”).

On August 30, 2023, the FRBNY approved the Company’s eligibility to pledge loans under the Borrower-in-Custody program of the FRBNY thereby allowing the Company to borrow from the Discount Window at the FRBNY. At June 30, 2025, borrowings from the FRBNY totaled $120.0 million, bearing an interest rate of 4.5%. Of the $120.0 million in borrowings, $60.0 million matures in July 2025 and $60.0 million matures in August 2025. At June 30, 2025, the Company had one FHLB advance for $15.0 million that bears an interest rate of 4.45% and matures in September 2025. The advance is secured by a pledge of the Company’s investment in the capital stock of the FHLB and a blanket assignment of the Company’s otherwise unpledged qualifying mortgage loans that are not pledged to any third party other than the FHLB.

At December 31, 2024, there were no outstanding borrowings from the FHLB and FRBNY.

At June 30, 2025, the Company had the ability to borrow $740.2 million from the FRBNY, $23.1 million from the FHLB, and $8.0 million from Atlantic Community Bankers Bank (“ACBB”).

Note 9 — Benefits Plans

Outside Director Retirement Plan (“DRP”)

The DRP is an unfunded non-contributory defined benefit pension plan covering all non-employee directors meeting eligibility requirements as specified in the plan document. The following table sets forth information regarding the components of net pension periodic expense measured for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(Dollars In Thousands)		(Dollars In Thousands)
Net periodic pension expense:
Service cost	$26	$23	$47	$57
Interest cost	24	21	43	43
Actuarial gain recognized	(5)	(13)	(15)	(26)
Total net periodic pension expense included in other non-interest expenses	$45	$31	$75	$74

Unrecognized net gains of $19,000 and $18,000 for the three months, and $9,000 and $36,000 for the six months ended June 30, 2025 and 2024, respectively, were included in accumulated other comprehensive income.

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

Expenses of $147,000 and $131,000 for the three months, and $286,000 and $261,000 for the six months ended June 30, 2025 and 2024, respectively, were recorded for this plan and are reflected in the Consolidated Statements of Income under Salaries and Employee Benefits.

Stock-Based Deferral Plan

In June 2021, the Company established a stock-based deferral plan for eligible key executives and members of the Board of Directors of the Company to elect to defer compensation received from the Company for their services and make deemed investments of that deferred compensation in shares of the Company’s common stock. At June 30, 2025, the Company did not have any obligations under the plan.

401(k) Plan

The Company maintains a 401(k) plan for all eligible employees. Participants are permitted to contribute from 1% to 15% or 60% of their annual compensation up to the maximum permitted under the Internal Revenue Code. The Company provided no matching contributions during the three and six months ended June 30, 2025 and 2024.

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

Each year, the Bank makes discretionary contributions to the ESOP equal to the principal and interest payment required on the loans from the Company. The ESOP may further pay down the principal balance of the loans by using dividends paid, if any, on the shares of Company common stock it owns. The balance remaining on the first ESOP loan was $478,000 and $919,000 at June 30, 2025 and December 31, 2024, respectively. The balance remaining on the second ESOP loan was $5,991,000 and $6,417,000 at June 30, 2025 and December 31, 2024, respectively.

Shares purchased for the ESOP with the loan proceeds serve as collateral for the loan and are held in a suspense account for future allocation among ESOP participants. As the loan principal is repaid, shares will be released from the suspense account and become eligible for allocation. The allocation among plan participants will be as described in the ESOP governing document.

ESOP shares initially pledged as collateral were recorded as unearned ESOP shares in the stockholders’ equity section of the Consolidated Statement of Financial Condition. Thereafter, on a monthly basis over the terms of the ESOP loans, approximately 2,894 shares for the ESOP loan made in 2006 and approximately 4,348 shares for the ESOP loan made in 2021 are committed to be released, respectively. Compensation expense is recorded in an amount equal to the shares committed to be released multiplied by the average closing price of the Company’s stock during that month. ESOP expense totaled approximately $491,000 and $359,000 for the three months, and $1,011,000 and $711,000 for the six months ended June 30, 2025 and 2024, respectively. Dividends on unallocated shares, which totaled approximately $122,000 and $70,000 for the three months, and $243,000 and $139,000 for the six months ended June 30, 2025 and 2024, respectively, are recorded as a reduction of the ESOP loan. Dividends on allocated shares, which totaled approximately $174,000 and $78,000 for the three months, and $347,000 and $156,000 for the six months ended June 30, 2025 and 2024, respectively, are charged to retained earnings.

ESOP shares are summarized as follows:

	June 30,	December 31,
	2025	2024
Allocated shares	868,678	781,762
Shares committed to be released	43,456	86,916
Unearned shares	565,275	608,731
Total ESOP Shares	1,477,409	1,477,409
Less allocated shares distributed to former or retired employees	(188,412)	(165,644)
Total ESOP Shares Held by Trustee	1,288,997	1,311,765
Fair value of unearned shares	$13,139,817	$14,889,560

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

The level of the asset or liability within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The following table sets forth the Company’s assets that are carried at fair value on a recurring basis and the level that was used to determine their fair value at June 30, 2025 and December 31, 2024:

	Quoted Prices in		Significant Other		Significant		Total Carried
	Active Markets for		Observable		Unobservable		at Fair
	Identical Assets		Inputs		Inputs		Value on a
	(Level 1)		(Level 2)		(Level 3)		Recurring Basis
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
Description	2025	2024	2025	2024	2025	2024	2025	2024
Assets:
Marketable equity securities:
Mutual funds	$25,345	$21,994	$—	$—	$—	$—	$25,345	$21,994
Total assets	$25,345	$21,994	$—	$—	$—	$—	$25,345	$21,994

There were no transfers between Level 1 and 2 during the three and six months ended June 30, 2025 or the year ended December 31, 2024. The Company did not have any liabilities that were carried at fair value on a recurring basis at June 30, 2025 and December 31, 2024.

The following table sets forth the Company’s assets that are carried at fair value on a non-recurring basis and the level that was used to determine their fair value, at June 30, 2025 and December 31, 2024:

	Quoted Prices in		Significant Other		Significant		Total Carried
	Active Markets for		Observable		Unobservable		at Fair
	Identical Assets		Inputs		Inputs		Value on a
	(Level 1)		(Level 2)		(Level 3)		Non-Recurring Basis
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
Description	2025	2024	2025	2024	2025	2024	2025	2024

	(In Thousands)
Assets:
Real estate owned	$—	—	$—	$—	$767	$5,120	$767	$5,120
Total assets	$—	$—	$—	$—	$767	$5,120	$767	$5,120

The following tables present the qualitative information about non-recurring Level 3 fair value measurements of financial instruments at June 30, 2025 and December 31, 2024:

	At June 30, 2025
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

The Company did not have any liabilities that were carried at fair value on a non-recurring basis at June 30, 2025 and December 31, 2024.

The methods and assumptions used to estimate fair value at June 30, 2025 and December 31, 2024 are as follows:

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

The carrying amounts and estimated fair value of our financial instruments are as follows:

			Fair Value at June 30, 2025
			Quoted
			Prices in
			Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
	Carrying		Assets	Inputs	Inputs
(In thousands)	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Cash and cash equivalents	$59,373	$59,373	$59,373	$—	$—
Certificates of deposit	100	100	—	100	—
Marketable equity securities	25,345	25,345	25,345	—	—
Securities held to maturity	14,398	11,594	—	11,594	—
Loans receivable, net	1,792,832	1,786,972	—	—	1,786,972
Investments in restricted stock	1,085	1,085	—	1,085	—
Accrued interest receivable	12,119	12,119	—	12,119	—
Financial Liabilities
Deposits	1,479,161	1,479,292	—	1,479,292	—
Borrowings	135,000	135,258	135,258	—	—

			Fair Value at December 31, 2024
			Quoted
			Prices in
			Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
	Carrying		Assets	Inputs	Inputs
(In thousands)	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Cash and cash equivalents	$78,259	$78,259	$78,259	$—	$—
Certificates of deposit	100	100	—	100	—
Marketable equity securities	21,994	21,994	21,994	—	—
Securities held to maturity	14,616	11,858	—	11,858	—
Loans receivable	1,807,768	1,801,607	—	—	1,801,607
Investments in restricted stock	397	397	—	397	—
Accrued interest receivable	13,481	13,481	—	13,481	—
Financial Liabilities
Deposits	1,670,375	1,674,376	—	1,674,376	—

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

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals such as referral fees based on month end reports. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of June 30, 2025, the Company did not have any significant contract balances.

All of the Company’s revenue from contracts with customers within the scope of ASC 606 is recognized within noninterest income. The following table presents the Company’s sources of noninterest income for the three and six months ended June 30, 2025 and 2024. Sources of revenue outside the scope of ASC 606 are noted as such:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(In Thousands)		(In Thousands)
Non-interest income:
Deposit-related fees and charges	$17	$15	$35	$31
Loan-related fees and charges(1)	276	291	584	501
Electronic banking fees and charges	318	257	732	493
Earnings on bank owned life insurance(1)	170	162	336	319
Unrealized gain (loss) on equity securities(1)	51	(20)	351	(102)
Miscellaneous(1)	26	26	55	43
Total non-interest income	$858	$731	$2,093	$1,285

(1)	Not within the scope of ASC 606.

A description of the Company’s revenue streams accounted for under ASC 606 is as follows:

Service Charges on Deposit Accounts

The Company earns fees from deposit customers for transaction-based, account maintenance, and overdraft services. Transaction-based fees, which include services such as ATM use fees, stop payment charges, statement rendering, and ACH fees, are recognized at the time the transaction is executed at the point in the time the Company fulfills the customer’s request. Account maintenance fees, which relate primarily to monthly maintenance, are generally earned over the course of a month, representing the period over which the Company satisfies the performance obligation. Overdraft fees are recognized at the point in time that the overdraft occurs. Service charges on deposits are withdrawn from the customer’s account balance.

Electronic Banking Fee Income

The Company earns interchange fees from debit and credit card holder transactions conducted through various payment networks. Interchange fees from cardholder transactions are recognized daily, concurrently with the transaction processing services provided by an outsourced technology solution.

Note 12 — Other Non-Interest Expenses

The following is an analysis of other non-interest expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(In Thousands)		(In Thousands)
Other	$259	$226	$559	$374
Regulatory insurance premium and assessments	768	714	1,618	1,458
Dues and subscriptions	211	181	427	392
Service contracts	445	421	868	845
Consulting expense	127	169	318	400
Telephone	150	163	293	333
Directors' compensation	219	240	456	486
Audit and accounting	147	140	290	276
Insurance	94	110	200	212
Director, officer, and employee expense	76	81	135	160
Legal fees	165	120	263	185
Office supplies and stationary	48	57	105	108
Recruiting expense	25	1	57	28
	$2,734	$2,623	$5,589	$5,257

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

The product of the number of shares granted and the grant date market price of the Company’s common stock determine the fair value of restricted stock under the Company’s 2022 Equity Incentive Plan. Management recognizes compensation expense for the fair value of restricted stock on a straight-line basis over the requisite service period for the entire award. As of June 30, 2025 and December 31, 2024, there were 102,759 shares available for future awards under this plan, which includes 98,311 shares available for stock options and 4,448 shares available for restricted stock awards.

A summary of the Company’s restricted stock activity and related information for the three and six months ended June 30, 2025 and 2024 follows:

2025
Weighted
Average
	Shares	Market Price
Outstanding at December 31, 2024	234,635	$14.58
Granted	—	—
Forfeited	—	—
Vested	—	—
Outstanding at March 31, 2025	234,635	$14.58
Granted	—	—
Forfeited	—	—
Vested	—	—
Outstanding at June 30, 2025	234,635	$14.58

2024
Weighted
Average
	Shares	Market Price
Outstanding at December 31, 2023	286,508	$13.72
Granted	—	—
Forfeited	—	—
Vested	—	—
Outstanding at March 31, 2024	286,508	$13.72
Granted	—	—
Forfeited	—	—
Vested	—	—
Outstanding at June 30, 2024	286,508	$13.72

Compensation expense related to restricted stock was $293,000 and $252,000 for the three months, and $586,000 and $504,000 for the six months ended June 30, 2025 and 2024, respectively. At June 30, 2025 and December 31, 2024, the total compensation cost related to non-vested restricted stock awards that has not yet been recognized was $2.7 million and $3.3 million, respectively, which cost is expected to be recognized over the next three years.

A summary of the Company’s stock option activity and related information for the three and six months ended June 30, 2025 and 2024 follows:

	2025
		Weighted
		Average
	Options	Exercise Price
Outstanding at December 31, 2024	842,896	$13.72
Granted	—	—
Forfeited	—	—
Exercised	14,480	12.40
Outstanding at March 31, 2025	828,416	$13.74
Exercisable at March 31, 2025	322,078	13.78

Granted	—	—
Forfeited	—	—
Exercised	—	—
Outstanding at June 30, 2025	828,416	$13.74
Exercisable at June 30, 2025	322,078	13.78

	2024
		Weighted
		Average
	Options	Exercise Price
Outstanding at December 31, 2023	880,097	$13.67
Granted	—	—
Forfeited	—	—
Exercised	1,000	14.08
Outstanding at March 31, 2024	879,097	$13.67
Exercisable at March 31, 2024	175,019	13.67

Granted	—	—
Forfeited	—	—
Exercised	—	—
Outstanding at June 30, 2024	879,097	$13.67
Exercisable at June 30, 2024	175,019	13.67

Compensation cost related to stock options is recognized based on the fair value of the stock options at the grant date on a straight-line basis over the vesting period. Compensation expense related to stock options was $186,000 and $192,000 for the three months, and $371,000 and $384,000 for the six months ended June 30, 2025 and 2024, respectively. At June 30, 2025 and December 31, 2024, unrecognized compensation cost related to stock option awards was $1.8 million and $2.1 million, respectively, which is expected to be recognized over the next three years.

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

The Executive Committee uses net income, which is the measure of segment profit and loss, to evaluate income generated from segment assets (return on assets) and other measures, such as net interest margin, return on average assets, and return on common equity, in deciding how to reinvest profits, such as originating loans, investing in investment securities, or repurchasing shares of the Company’s common stock. Net income is used to monitor budget versus actual results. The Executive Committee also uses net income and other measures in comparing the Company to its peer banks. The comparison of the Company’s net income and other measures to its peer banks, along with the comparison of budgeted versus actual results are used in assessing the Company’s performance and in establishing management compensation. Loans, investments, and deposits provide the revenues in the banking operations. Interest expense and payroll provide the significant expenses in the banking operations. All operations are domestic.

The following table presents the Company’s reported segment revenues, profit or loss and significant segment expenses for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(In Thousand)		(In Thousand)
Total interest income	$38,039	$40,237	$76,246	$78,358
Total interest expense	12,965	14,015	26,908	27,150
Net interest income	25,074	26,222	49,338	51,208
Provision for (reversal of) credit loss	—	(226)	237	(391)
Net interest income after provision for credit losses	25,074	26,448	49,101	51,599
Total non-interest income	858	731	2,093	1,285
Non-interest expense:
Salaries and employee benefits	5,650	5,252	11,583	10,603
Occupancy expense	743	674	1,489	1,381
Equipment	253	221	470	474
Outside data processing	758	607	1,494	1,243
Advertising	123	94	225	182
Real estate owned expense	247	27	277	39
Other	2,734	2,623	5,589	5,257
Total Non-Interest Expenses	10,508	9,498	21,127	19,179
Income before income tax expense	15,424	17,681	30,067	33,705
Income tax expense	4,254	4,883	8,330	9,533
Segment net income	11,170	12,798	$21,737	$24,172

Reconciliation of profit or loss
Adjustments and reconciling items	—	—	—	—
Consolidated net income	$11,170	$12,798	$21,737	$24,172

Earnings per common share - Basis	$0.85	$0.98	$1.65	$1.84
Earnings per common share - Diluted	0.82	0.97	1.60	1.83

The measure of segment assets is reported as total assets on the Consolidated Statement of Condition.

The following table presents the Company’s reported segment assets as of June 30, 2025 and December 31, 2024:

	June 30,	December 31,
	2025	2024

	(In Thousand)
Segment assets
Adjustments and reconciling items	$—	$—
Consolidated total assets	1,973,884	2,009,581

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which provides for improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. This guidance is effective for public business entities for annual periods beginning after December 15, 2024, and for annual periods beginning after December 15, 2025, for all other entities. This Update is not expected to have a significant impact on the Company’s financial statements.

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

In January 2025, the FASB issued ASU 2025-02, Liabilities (405): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 122. This ASU was issued pursuant to SEC Staff Accounting Bulletin No. 122, which rescinds the interpretive guidance included in Section FF of Topic 5 in the Staff Accounting Bulletin series entitled Accounting for Obligations to Safeguard Crypto-Assets an Entity Holds for its Platform Users. This ASU has no

impact on non-public business entities and is effective for fiscal years beginning after December 15, 2024. This Update is not expected to have a significant impact on the Company’s financial statements.

In May 2025, the FASB issued ASU 2025-03, Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity, which revises the guidance in ASC 805 on identifying the accounting acquirer in a business combination in which the legal acquiree is a variable interest entity (VIE). The reporting entity can determine that a transaction in which the legal acquiree is a VIE represents a reverse acquisition in which the legal acquirer is identified as the acquiree for accounting purposes. ASU 2025-03 is effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years. Early adoption is permitted. The amendments in ASU 2025-03 must be applied prospectively to any business combination that occurs after the initial adoption date. This Update is not expected to have a significant impact on the Company’s financial statements.

In May 2025, the FASB issued ASU 2025-04, Compensation – Stock Compensation (Topic 718) and Revenue from Contracts With Customers (Topic 606): Clarifications to Share-Based Consideration Payable to a Customer, which clarifies the accounting for share-based consideration payable to a customer under ASC 718 and ASC 606. The amendments refine key aspects of the guidance, including the definition of “performance condition” as well as the measurement requirements and the treatment of forfeitures. The amendments will be effective for annual reporting periods beginning after December 15, 2026, including interim periods within those annual periods. Early adoption is permitted for financial statements that have not yet been issued. This Update is not expected to have a significant impact on the Company’s financial statements.

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

Balance Sheet Analysis

General

Total assets decreased $35.7 million, or 1.8%, to $2.0 billion at June 30, 2025, from $2.0 billion at December 31, 2024. The decrease in assets was primarily due to decreases in cash and cash equivalents of $18.9 million, net loans of $14.9 million, and real estate owned of $4.4 million, partially offset by an increase of $3.4 million in equity securities.

Cash and cash equivalents decreased $18.9 million, or 24.1%, to $59.4 million at June 30, 2025 from $78.3 million at December 31, 2024. The decrease in cash and cash equivalents was a result of a decrease in deposits of $191.2 million, partially offset by increases of $135.0 million in borrowings, decreases of $14.9 million in net loans, and increases of $3.4 million in equity securities.

Equity securities increased $3.4 million, or 15.2%, to $25.3 million at June 30, 2025 from $22.0 million at December 31, 2024. The increase in equity securities was attributable to the purchase of $3.0 million in equity securities during the six months ended June 30, 2025 and market appreciation of $351,000 due to market interest rate volatility during the six months ended June 30, 2025.

Securities held-to-maturity decreased $218,000, or 1.5%, to $14.4 million at June 30, 2025 from $14.6 million at December 31, 2024 due to $485,000 in maturities and pay-downs of various investment securities.

Loans, net of the allowance for credit losses, decreased $14.9 million, or 0.8%, to $1.8 billion at June 30, 2025 from $1.8 billion at December 31, 2024. The decrease in loans consisted of decreases of $102.7 million in construction loans, $1.6 million in consumer loans, $482,000 in mixed-use loans, $475,000 in non-residential loans, and $74,000 in one-to-four family loans. The decrease in our construction loan portfolio was due to normal pay-downs and principal reductions as construction projects were completed and either condominium units were sold to end buyers or multi-family rental buildings were refinanced by other financial institutions. The decrease in construction loans was offset by increases of $85.9 million in multi-family loans of which $43.2 million is attributed to residential cooperative building loans, and $4.3 million in commercial and industrial loans.

During the six months ended June 30, 2025, we originated loans totaling $462.7 million consisting primarily of $338.8 million in construction loans, $95.4 million in multi-family loans of which $32.9 million is attributed to residential cooperative building loans, $27.8 million in commercial and industrial loans, and $730,000 in mixed-use loans. The $338.8 million in construction loans had 41.6% disbursed at loan closing, with the remaining funds to be disbursed over the terms of the construction loans.

The allowance for credit losses related to loans decreased to $4.7 million as of June 30, 2025, from $4.8 million as of December 31, 2024. The decrease in the allowance for credit losses related to loans was due to charge-offs totaling $602,000, offset by recoveries totaling $434,000 and provision for credit losses totaling $62,000.

Premises and equipment increased $536,000, or 2.2%, to $25.3 million at June 30, 2025 from $24.8 million at December 31, 2024 primarily due to the purchases of additional fixed assets.

Federal Home Loan Bank stock increased $688,000, or 173.3%, to $1.1 million at June 30, 2025 from $397,000 at December 31, 2024 primarily due to an increase in borrowings from the Federal Home Loan Bank.

Bank owned life insurance (“BOLI”) increased $336,000, or 1.3%, to $26.1 million at June 30, 2025 from $25.7 million at December 31, 2024 due to increases in the BOLI cash value.

Accrued interest receivable decreased $1.4 million, or 10.1%, to $12.1 million at June 30, 2025 from $13.5 million at December 31, 2024 due to a decrease of $14.9 million in the loan portfolio.

Real estate owned decreased $4.4 million, or 85.0%, to $767,000 at June 30, 2025 from $5.1 million at December 31, 2024 due to the sale of a foreclosed property to an independent third party.

Property held for investment was $1.4 million at both June 30, 2025 and December 31, 2024.

Right of use assets — operating increased $382,000, or 9.6%, to $4.4 million at June 30, 2025 from $4.0 million at December 31, 2024, primarily due to the physical expansion of a branch office and the resulting revision to the operating lease, partially offset by the amortization of the right of use assets.

Other assets decreased $1.2 million, or 10.5%, to $10.4 million at June 30, 2025 from $11.6 million at December 31, 2024 due to decreases of $1.2 million in tax assets and $118,000 in prepaid expenses, partially offset by an increase of $116,000 in suspense accounts.

Total deposits decreased $191.2 million, or 11.5%, to $1.5 billion at June 30, 2025 from $1.7 billion at December 31, 2024. The decrease in deposits was primarily due to a decrease in certificates of deposit of $251.5 million, or 25.1%, partially offset by increases in NOW/money market accounts of $56.4 million, or 23.2%, savings account balances of $3.3 million, or 2.4%, and non-interest bearing deposits of $2.2 million, or 0.8%. The decrease of $251.5 million in certificates of deposit consisted of a decrease in retail certificates of deposit of $134.2 million, or 26.2%, and a decrease in brokered certificates of deposit of $129.1 million, or 29.7%, partially offset by an increase in non-brokered listing services certificates of deposit of $11.7 million, or 35.0%.

The decrease in retail certificates of deposit was due to a shift in deposits to our retail high yield money market accounts. The decrease in brokered certificates of deposit was due to management’s strategy to reduce the cost of funds by “calling” higher rate brokered deposits on their call dates.

Advance payments by borrowers for taxes and insurance increased $804,000, or 49.7%, to $2.4 million at June 30, 2025 from $1.6 million at December 31, 2024 due primarily to accumulation of real estate tax payments from borrowers.

Borrowings increased to $135.0 million at June 30, 2025 from none at December 31, 2024 due primarily to management’s strategy to diversify funding sources.

Lease liability – operating increased $389,000, or 9.5%, to $4.5 million at June 30, 2025 from $4.1 million at December 31, 2024, primarily due to the physical expansion of a branch office and the resulting revision to the operating lease, partially offset by the amortization of the lease liability.

Accounts payable and accrued expenses increased $970,000, or 6.7%, to $15.5 million at June 30, 2025 from $14.5 million at December 31, 2024 due primarily to increases in accrued borrowing interest expense of $905,000, accounts payable of $666,000, deferred compensation of $312,000, and suspense accounts for loan closings of $269,000, and the allowance for credit losses for off-balance sheet commitments of $175,000, partially offset by a decrease in accrued expense of $1.4 million.

The allowance for credit losses for off-balance sheet commitments increased $175,000, or 24.8%, to $879,000 at June 30, 2025 from $704,000 at December 31, 2024 due primarily to an increase of $74.5 million, or 13.3%, in off-balance sheet commitments since December 31, 2024.

Stockholders’ equity increased $18.3 million, or 5.8% to $336.7 million at June 30, 2025, from $318.3 million at December 31, 2024. The increase in stockholders’ equity was due to net income of $21.7 million for the six months ended June 30, 2025, an increase of $638,000 in earned employee stock ownership plan shares coupled with a reduction of $435,000 in unearned employee stock ownership plan shares, and the amortization expense of $894,000 relating to restricted stock and stock options granted under the Company’s 2022 Equity Incentive Plan, partially offset by dividends declared of $5.4 million and $4,000 in other comprehensive loss.

Results of Operations for the Three Months Ended June 30, 2025 and 2024

Financial Highlights

Net income for the three months ended June 30, 2025 was $11.2 million compared to net income of $12.8 million for the three months ended June 30, 2024. The decrease in net income of $1.6 million, or 12.7%, between periods was primarily due to a decrease of $1.1 million in net interest income, an increase of $1.0 million in non-interest expense, and no credit loss expense for the three months ended June 30, 2025 compared to a credit loss expense reduction of $226,000 for the three months ended June 30, 2024, partially offset by an increase of $127,000 in non-interest income and a decrease of $629,000 in income tax expense.

Net Interest Income

Net interest income was $25.1 million for the three months ended June 30, 2025, as compared to $26.2 million for the three months ended June 30, 2024. The decrease in net interest income of $1.1 million, or 4.4%, was primarily due to a decrease in interest income that exceeded a decrease in interest expense and a decrease in the yield on interest earning assets, partially offset by a smaller decrease in the cost of funds for interest bearing liabilities.

Total interest and dividend income decreased $2.2 million, or 5.5%, to $38.0 million for the three months ended June 30, 2025 from $40.2 million for the three months ended June 30, 2024. The decrease in interest and dividend income was due to a decrease in the yield on interest earning assets by 78 basis points from 8.89% for the three months ended June 30, 2024 to 8.11% for the three months ended June 30, 2025, partially offset by an increase in the average balance of interest earning assets of $64.9 million, or 3.6%, to $1.9 billion for the three months ended June 30, 2025 from $1.8 billion for the three months ended June 30, 2024.

Interest expense decreased $1.1 million, or 7.5%, to $13.0 million for the three months ended June 30, 2025 from $14.0 million for the three months ended June 30, 2024. The decrease in interest expense was due to a decrease in the cost of interest bearing liabilities by 45 basis points from 4.33% for the three months ended June 30, 2024 to 3.88% for the three months ended June 30, 2025, partially offset by an increase in average interest bearing liabilities of  $41.9 million, or 3.2%, to $1.3 billion for the three months ended June 30, 2025 from $1.3 billion for the three months ended June 30, 2024.

Our net interest margin decreased 44 basis points, or 7.6%, to 5.35% for the three months ended June 30, 2025 compared to 5.79% for the three months ended June 30, 2024. The decrease in the net interest margin was due to a 100 basis points decrease in the Federal Funds rate from September 2024 to December 2024 that resulted in a decrease in the yield on interest-earning assets, partially offset by a smaller decrease in the cost of funds on interest-bearing liabilities.

Credit Loss Expense

The Company recorded no credit loss expense for the three months ended June 30, 2025 compared to a credit loss expense reduction of $226,000 for the three months ended June 30, 2024.

The credit loss expense reduction of $226,000 for the three months ended June 30, 2024 was comprised of a credit loss expense reduction for off-balance sheet commitments of $218,000 and a credit loss expense reduction for held-to-maturity investment securities of $8,000. The credit loss expense reduction for off-balance sheet commitments of $218,000 for the three months ended June 30, 2024 was primarily attributable to a reduction of $30.4 million in the level of off-balance sheet commitments and favorable trends in the economy.

With respect to the allowance for credit losses for loans, we charged-off $485,000 during the three months ended June 30, 2025 as compared to charge-offs of $12,000 during the three months ended June 30, 2024. The charge-offs during both periods were against various unpaid overdrafts in our demand deposit accounts.

We recorded recoveries of $82,000 during the three months ended June 30, 2025 compared to no recoveries during the three months ended June 30, 2024. The recoveries of $82,000 during the three months ended June 30, 2025 comprised of recoveries from a previously charged-off unpaid overdraft on a demand deposit account.

Non-Interest Income

Non-interest income for the three months ended June 30, 2025 was $858,000 compared to non-interest income of $731,000 for the three months ended June 30, 2024. The increase of $127,000, or 17.4%, in total non-interest income was primarily due to increases of $71,000 in unrealized gain on equity securities, $48,000 in other loan fees and service charges, and $8,000 in BOLI income.

The increase in unrealized gain on equity securities was due to an unrealized gain of $51,000 on equity securities during the three months ended June 30, 2025 compared to an unrealized loss of $20,000 on equity securities during the three months ended June 30, 2024. Both the unrealized gain of $51,000 on equity securities during the three months ended June 30, 2025 and the unrealized loss of $20,000 on equity securities during the three months ended June 30, 2024 were due to market interest rate volatility during both periods.

The increase of $48,000 in other loan fees and service charges was due to an increase of $60,000 in ATM/debit card/ACH fees and an increase of $2,000 in deposit account fees, partially offset by a decrease of $14,000 in other loan fees and loan servicing fees. The increase in BOLI income of $8,000 was due to an increase in the yield on BOLI assets.

Non-Interest Expense

Non-interest expense increased $1.0 million, or 10.6%, to $10.5 million for the three months ended June 30, 2025 from $9.5 million for the three months ended June 30, 2024. The increase resulted primarily from increases of $398,000 in salaries and employee benefits, $220,000 in real estate owned expense, $151,000 in outside data processing expense, $111,000 in other operating expense, $69,000 in occupancy expense, $32,000 in equipment expense, and $29,000 in advertising expense.

Salaries and employee benefits increased $398,000, or 7.6%, to $5.7 million for the three months ended June 30, 2025 from $5.3 million for the three months ended June 30, 2024 primarily due to the hiring of additional personnel to support the growth of the Company and an increase in employee compensation and benefits expense in order to retain key personnel, partially offset by an increase in loan origination offset expenses.

Real estate owned expense increased $220,000, or 814.8%, to $247,000 for the three months ended June 30, 2025 from $27,000 for the three months ended June 30, 2024 due to closing costs of $231,000 associated with the sale of a foreclosed property during the three months ended June 30, 2025.

Outside data processing expense increased $151,000, or 24.9%, to $758,000 for the three months ended June 30, 2025 from $607,000 for the three months ended June 30, 2024 due to an increase in transactions and additional data processing services.

Other non-interest expense increased $111,000, or 4.2%, to $2.7 million for the three months ended June 30, 2025 from $2.6 million for the three months ended June 30, 2024 due mainly to increases of $117,000 in miscellaneous other non-interest expense, $45,000 in legal fees, $24,000 in expenses related to the recruitment of personnel, $24,000 in service contracts expense, and $7,000 in audit and accounting fees. These increases were partially offset by decreases of $42,000 in consulting fees, $21,000 in directors compensation, $16,000 in insurance expense, $13,000 in telephone expense, $9,000 in office supplies, and $5,000 in directors, officers, and employee expenses.

The increase of $117,000 in miscellaneous other non-interest expense was mainly due to increases of $54,000 in regulatory insurance premiums and assessments due to an increase in our total assets, $30,000 in dues and subscriptions, $14,000 in miscellaneous charge-offs, $7,000 in check and correspondence bank charges, $6,000 in miscellaneous expenses, $4,000 in public company expenses, and $2,000 in postage expense.

Legal fees increased $45,000, or 37.5%, to $165,000 for the three months ended June 30, 2025 from $120,000 for the three months ended June 30, 2024 due to legal proceedings to resolve problem loans, recovery efforts for losses incurred from previously charged-off loans and overdrafts, and general legal services. Recruiting expense increased $24,000, or 2,400.0%, to $25,000 for the three months ended June 30, 2025 from $1,000 for the three months ended June 30, 2024 due to our increased usage of traditional recruiting firms in 2025 for personnel hirings.

Service contracts expense increased $24,000, or 5.7%, to $445,000 for the three months ended June 30, 2025 from $421,000 for the three months ended June 30, 2024 due to the increased cost to support the growth of the Company. Audit and accounting expense increased $7,000, or 5.0%, to $147,000 for the three months ended June 30, 2025 from $140,000 for the three months ended June 30, 2024 due to normal increases by the Company’s accounting firms.

Consultant fees decreased $42,000, or 24.9%, to $127,000 for the three months ended June 30, 2025 from $169,000 for the three months ended June 30, 2024 due to less reliance on consultants in 2025. Directors’ compensation decreased $21,000, or 8.8%, to $219,000 for the three months ended June 30, 2025 from $240,000 for the three months ended June 30, 2024 due to a reduction in the amortization expense related to the 2022 Equity Incentive Plan.

Due to efforts to contain cost, insurance expense decreased $16,000, or 14.6%, to $94,000 for the three months ended June 30, 2025 from $110,000 for the three months ended June 30, 2024, telephone expense decreased $13,000, or 8.0%, to $150,000 for the three months ended June 30, 2025 from $163,000 for the three months ended June 30, 2024, office supplies expense decreased $9,000, or 15.8%, to $48,000 for the three months ended June 30, 2025 from $57,000 for the three months ended June 30, 2024, and directors, officers, and employee expenses decreased $5,000, or 6.2%, to $76,000 for the three months ended June 30, 2025 from $81,000 for the three months ended June 30, 2024.

Occupancy expense increased $69,000, or 10.2%, to $743,000 for the three months ended June 30, 2025 from $674,000 for the three months ended June 30, 2024 primarily as a result of the increased cost of operating office space. Equipment expense increased $32,000, or 14.5%, to $253,000 for the three months ended June 30, 2025 from $221,000 for the three months ended June 30, 2024 due to upgrades of equipment. Advertising expense increased $29,000, or 30.9%, to $123,000 for the three months ended June 30, 2025 from $94,000 for the three months ended June 30, 2024 due to an increase in various marketing campaigns.

Income Taxes

We recorded income tax expense of $4.3 million and $4.9 million for the three months ended June 30, 2025 and 2024, respectively. For the three months ended June 30, 2025, we had approximately $210,000 in tax exempt income, compared to approximately $199,000 in tax exempt income for the three months ended June 30, 2024. Our effective income tax rates were 27.6% for the three months ended June 30, 2025 and June 30, 2024.

Results of Operations for the Six Months Ended June 30, 2025 and 2024

Financial Highlights

Net income for the six months ended June 30, 2025 was $21.7 million compared to net income of $24.2 million for the six months ended June 30, 2024. The decrease in net income of $2.4 million, or 10.1%, between periods was primarily due to a decrease of $1.9 million in net interest income, an increase of $1.9 million in non-interest expense, and an increase of $628,000 in credit loss expense, partially offset by an increase of $808,000 in non-interest income and a decrease of $1.2 million in income tax expense.

Net Interest Income

Net interest income was $49.3 million for the six months ended June 30, 2025 as compared to $51.2 million for the six months ended June 30, 2024. The decrease in net interest income of $1.9 million, or 3.7%, was primarily due to a decrease in interest income that exceeded a decrease in interest expense and a decrease in the yield on interest earning assets, partially offset by a smaller decrease in the cost of funds for interest bearing liabilities.

Total interest and dividend income decreased $2.1 million, or 2.7%, to $76.2 million for the six months ended June 30, 2025 from $78.4 million for the six months ended June 30, 2024. The decrease in interest and dividend income was due to a decrease in the yield on interest earning assets by 75 basis points from 8.83% for the six months ended June 30, 2024 to 8.08% for the six months ended June 30, 2025, partially offset by an increase in the average balance of interest earning assets of $112.3 million, or 6.3%, to $1.9 billion for the six months ended June 30, 2025 from $1.8 billion for the six months ended June 30, 2024.

Interest expense decreased $242,000, or 0.9%, to $26.9 million for the six months ended June 30, 2025 from $27.2 million for the six months ended June 30, 2024. The decrease in interest expense was due to a decrease in the cost of interest bearing liabilities by 34 basis points from 4.31% for the six months ended June 30, 2024 to 3.97% for the six months ended June 30, 2025, partially offset by an increase in average interest bearing liabilities of $95.7 million, or 7.6%, to $1.4 billion for the six months ended June 30, 2025 from $1.3 billion for the six months ended June 30, 2024.

Net interest margin decreased 54 basis points, or 9.4%, to 5.23% for the six months ended June 30, 2025 compared to 5.77% for the six months ended June 30, 2024. The decrease in the net interest margin was due to a 100 basis points decrease in the Federal Funds rate from September 2024 to December 2024 that resulted in a decrease in the yield on interest-earning assets, partially offset by a smaller decrease in the cost of funds on interest-bearing liabilities.

Credit Loss Expense

The Company recorded a credit loss expense of $237,000 for the six months ended June 30, 2025 compared to a credit loss expense reduction of $391,000 for the six months ended June 30, 2024. The credit loss expense of $237,000 for the six months ended June 30, 2025 was comprised of credit loss expense for loans of $62,000 and credit loss expense for off-balance sheet commitments of $175,000.

The credit loss expense for loans of $62,000 for the six months ended June 30, 2025 was primarily due to an increase in the multi-family loan portfolio. The credit loss expense for off-balance sheet commitments of $175,000 for the six months ended June 30, 2025 was primarily due to an increase in unfunded off-balance sheet commitments.

The credit loss expense reduction of $391,000 for the six months ended June 30, 2024 was comprised of a credit loss expense reduction for off-balance sheet commitments of $235,000, a credit loss expense reduction for loans of $145,000, and a credit loss expense reduction for held-to-maturity investment securities of $11,000. The credit loss expense reduction for off-balance sheet commitments of $235,000 for the six months ended June 30, 2024 was primarily attributed to a reduction of $27.2 million in the level of off-balance sheet commitments and favorable trends in the economy. The credit loss expense reduction for loans of $145,000 for the six months ended June 30, 2024 was primarily attributed to favorable trends in the economy.

With respect to the allowance for credit losses for loans, we charged-off $602,000 during the six months ended June 30, 2025 as compared to charge-offs of $33,000 during the six months ended June 30, 2024. The charge-offs during both periods were against various unpaid overdrafts in our demand deposit accounts.

We recorded recoveries of $434,000 during the six months ended June 30, 2025 compared to no recoveries during the six months ended June 30, 2024. The recoveries of $434,000 during the six months ended June 30, 2025 comprised of recoveries of $350,000 with respect to a previously charged-off non-residential mortgage loan and $84,000 from previously charged-off unpaid overdrafts on demand deposit accounts.

Non-Interest Income

Non-interest income for the six months ended June 30, 2025 was $2.1 million compared to non-interest income of $1.3 million for the six months ended June 30, 2024. The increase of $808,000, or 62.9%, in total non-interest income was primarily due to increases of $453,000 in unrealized gain on equity securities, $326,000 in other loan fees and service charges, $17,000 in BOLI income, and $12,000 in miscellaneous other non-interest income.

The increase in unrealized gain on equity securities was due to an unrealized gain of $351,000 on equity securities during the six months ended June 30, 2025 compared to an unrealized loss of $102,000 on equity securities during the six months ended June 30, 2024. Both the unrealized gain of $351,000 on equity securities during the 2025 period and the unrealized loss of $102,000 on equity securities during the 2024 period were due to market interest rate volatility during both periods.

The increase of $326,000 in other loan fees and service charges was due to increases of $232,000 in other loan fees and loan servicing fees, $91,000 in ATM/debit card/ACH fees, and $3,000 in deposit account fees. The increase in BOLI income of $17,000 was due to an increase in the yield on BOLI assets.

Non-Interest Expense

Non-interest expense increased $1.9 million, or 10.2%, to $21.1 million for the six months ended June 30, 2025 from $19.2 million for the six months ended June 30, 2024. The increase resulted primarily from increases of $980,000 in salaries and employee benefits, $332,000 in other operating expense, $251,000 in outside data processing expense, $238,000 in real estate owned expense, $108,000 in occupancy expense, and $43,000 in advertising expense, partially offset by a decrease of $4,000 in equipment expense.

Salaries and employee benefits increased $980,000, or 9.2%, to $11.6 million for the six months ended June 30, 2025 from $10.6 million for the six months ended June 30, 2024 primarily due to the hiring of additional personnel to support the growth of the Company and an increase in employee compensation and benefits expense in order to retain key personnel, partially offset by an increase in loan origination offset expenses.

Other non-interest expense increased $332,000, or 6.3%, to $5.6 million for the six months ended June 30, 2025 from $5.3 million for the six months ended June 30, 2024 due mainly to increases of $380,000 in miscellaneous other non-interest expense, $78,000 in legal fees, $29,000 in expenses related to the recruitment of personnel, $23,000 in service contracts expense, and $14,000 in audit and accounting fees. These increases were partially offset by decreases of $82,000 in consulting fees, $40,000 in telephone expense, $30,000 in directors compensation, $25,000 in directors, officers, and employee expenses, $12,000 in insurance expense, and $3,000 in office supplies.

The increase of $380,000 in miscellaneous other non-interest expense was mainly due to increases of $160,000 in regulatory insurance premiums and assessments due to an increase in our total assets, $62,000 in miscellaneous charge-offs, $58,000 in miscellaneous expenses, $45,000 in public company expenses, $35,000 in dues and subscriptions, $12,000 in check and correspondence bank charges, and $8,000 in postage expense.

Legal fees increased $78,000, or 42.2%, to $263,000 for the six months ended June 30, 2025 from $185,000 for the six months ended June 30, 2024 due to legal proceedings to resolve problem loans, recovery efforts for losses incurred from previously charged-off loans and overdrafts, and general legal services. Recruiting expense increased $29,000, or 103.6%, to $57,000 for the six months ended June 30, 2025 from $28,000 for the six months ended June 30, 2024 due to our increased usage of traditional recruiting firms in 2025 for personnel hirings.

Service contracts expense increased $23,000, or 2.7%, to $868,000 for the six months ended June 30, 2025 from $845,000 for the six months ended June 30, 2024 due to the increased cost to support the growth of the Company. Audit and accounting expense increased $14,000, or 5.1%, to $290,000 for the six months ended June 30, 2025 from $276,000 for the six months ended June 30, 2024 due to normal increases by the Company’s accounting firms.

Consultant fees decreased $82,000, or 20.5%, to $318,000 for the six months ended June 30, 2025 from $400,000 for the six months ended June 30, 2024 due to less reliance on consultants in 2025. Directors’ compensation decreased $30,000, or 6.2%, to $456,000 for the six months ended June 30, 2025 from $486,000 for the six months ended June 30, 2024 due to a reduction in the amortization expense related to the 2022 Equity Incentive Plan.

Due to efforts to contain cost, telephone expense decreased $40,000, or 12.0%, to $293,000 for the six months ended June 30, 2025 from $333,000 for the six months ended June 30, 2024, directors, officers, and employee expenses decreased $25,000, or 15.6%, to $135,000 for the six months ended June 30, 2025 from $160,000 for the six months ended June 30, 2024, insurance expense decreased $12,000, or 5.7%, to $200,000 for the six months ended June 30, 2025 from $212,000 for the six months ended June 30, 2024, and office supplies expense decreased $3,000, or 2.8%, to $105,000 for the six months ended June 30, 2025 from $108,000 for the six months ended June 30, 2024.

Outside data processing expense increased $251,000, or 20.2%, to $1.5 million for the six months ended June 30, 2025 from $1.2 million for the six months ended June 30, 2024 due to an increase in transactions and additional data processing services.

Real estate owned expense increased $238,000, or 610.3%, to $277,000 for the six months ended June 30, 2025 from $39,000 for the six months ended June 30, 2024 due to closing costs of $231,000 associated with the sale of a foreclosed property during the six months ended June 30, 2025.

Occupancy expense increased $108,000, or 7.8%, to $1.5 million for the six months ended June 30, 2025 from $1.4 million for the six months ended June 30, 2024 primarily as a result of the increased cost of operating office space. Advertising expense increased $43,000, or 23.6%, to $225,000 for the six months ended June 30, 2025 from $182,000 for the six months ended June 30, 2024 due to an increase in various marketing campaigns.

Equipment expense decreased $4,000, or 0.8%, to $470,000 for the six months ended June 30, 2025 from $474,000 for the six months ended June 30, 2024 due to a reduced need to purchase additional equipment.

Income Taxes

We recorded income tax expense of $8.3 million and $9.5 million for the six months ended June 30, 2025 and 2024, respectively. For the six months ended June 30, 2025, we had approximately $415,000 in tax exempt income, compared to approximately $394,000 in tax exempt income for the six months ended June 30, 2024. Our effective income tax rates were 27.7% and 28.3% for the six months ended June 30, 2025 and 2024, respectively.

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

	Three Months Ended June 30,
	2025			2024
	Average	Interest and	Yield/	Average	Interest and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost

Loans receivable	$1,754,363	$36,740	8.38%	$1,687,029	$38,634	9.16%
Securities	37,839	265	2.80	33,438	199	2.38
Federal Home Loan Bank stock	438	7	6.39	704	19	10.80
Other interest-earning assets	83,135	1,027	4.94	89,736	1,385	6.17
Total interest-earning assets	1,875,775	38,039	8.11	1,810,907	40,237	8.89
Allowance for credit losses	(5,122)			(4,927)
Non-interest-earning assets	95,651			91,085
Total assets	$1,966,304			$1,897,065

Interest bearing demand	$298,689	$2,401	3.22%	$205,536	$1,930	3.76%
Savings and club accounts	141,238	761	2.16	158,292	982	2.48
Certificates of deposit	815,000	8,891	4.36	884,626	10,523	4.76
Interest-bearing deposits	1,254,927	12,053	3.84	1,248,454	13,435	4.30
Borrowed money	$82,712	912	4.41	47,276	580	4.91
Interest-bearing liabilities	1,337,639	12,965	3.88	1,295,730	14,015	4.33
Non-interest-bearing demand	274,466			285,368
Other non-interest-bearing liabilities	20,114			19,641
Total liabilities	1,632,219			1,600,739
Equity	334,085			296,326
Total liabilities and equity	$1,966,304			$1,897,065
Net interest income/interest spread		$25,074	4.23%		$26,222	4.56%
Net interest margin			5.35%			5.79%
Net interest-earning assets	$538,136			$515,177
Average interest-earning assets to interest-bearing liabilities	140.23%			139.76%

	Six Months Ended June 30,
	2025			2024
	Average	Interest and	Yield/	Average	Interest and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost

Loans receivable	$1,761,069	$73,622	8.36%	$1,649,686	$75,337	9.13%
Securities(1)	37,298	500	2.68	33,643	396	2.35
Federal Home Loan Bank stock	418	16	7.66	773	40	10.35
Other interest-earning assets	88,277	2,108	4.78	90,644	2,585	5.70
Total interest-earning assets	1,887,062	76,246	8.08	1,774,746	78,358	8.83
Allowance for credit losses	(4,978)			(5,009)
Non-interest-earning assets	96,071			89,972
Total assets	$1,978,155			$1,859,709

Interest bearing demand	$286,726	$4,846	3.38%	$188,510	$3,483	3.70%
Savings and club accounts	140,077	1,491	2.13	170,531	2,184	2.56
Certificates of deposit	888,136	19,649	4.42	847,606	20,162	4.76
Interest-bearing deposits	1,314,939	25,986	3.95	1,206,647	25,829	4.28
Borrowed money	41,584	922	4.43	54,184	1,321	4.88
Interest-bearing liabilities	1,356,523	26,908	3.97	1,260,831	27,150	4.31
Non-interest-bearing demand	272,680			288,639
Other non-interest-bearing liabilities	19,107			18,865
Total liabilities	1,648,310			1,568,335
Equity	329,845			291,374
Total liabilities and equity	$1,978,155			$1,859,709
Net interest income/interest spread		$49,338	4.11%		$51,208	4.52%
Net interest margin			5.23%			5.77%
Net interest-earning assets	$530,539			$513,915
Average interest-earning assets to interest-bearing liabilities	139.11%			140.76%

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

	Three Months Ended 6/30/2025
	Compared to
	Three Months Ended 6/30/2024
	Increase (Decrease)
	Due to
	Volume	Rate	Total

	(Dollars in thousands)
Interest income:
Loans receivable	$7,808	$(9,702)	$(1,894)
Securities	28	38	66
Federal Home Loan Bank stock	(6)	(6)	(12)
Other interest-earning assets	(96)	(262)	(358)
Total	$7,734	$(9,932)	$(2,198)
Interest expense:
Interest bearing demand deposit	$2,044	$(1,573)	$471
Savings accounts	(100)	(121)	(221)
Certificates of deposits	(795)	(837)	(1,632)
Borrowed money	706	(374)	332
Total	1,855	(2,905)	(1,050)
Net change in net interest income	$5,879	$(7,027)	$(1,148)

	Six Months Ended 6/30/2025
	Compared to
	Six Months Ended 6/30/2024
	Increase (Decrease)
	Due to
	Volume	Rate	Total

	(Dollars in thousands)
Interest income:
Loans receivable	$10,553	$(12,268)	$(1,715)
Securities	46	58	104
Federal Home Loan Bank stock	(15)	(9)	(24)
Other interest-earning assets	(66)	(411)	(477)
Total	$10,518	$(12,630)	$(2,112)
Interest expense:
Interest bearing demand deposit	$2,192	$(829)	$1,363
Savings accounts	(356)	(337)	(693)
Certificates of deposits	2,082	(2,595)	(513)
Borrowed money	(287)	(112)	(399)
Total	3,631	(3,873)	(242)
Net change in net interest income	$6,887	$(8,757)	$(1,870)

Asset Quality

The following table sets forth information with respect to our non-performing assets at the dates indicated.

	June 30,	December 31,
	2025	2024

	(Dollars in thousands)
Total non-accrual loans	$—	$—
Total accruing loans past due 90 days or more	—	—
Total non-performing loans	—	—
Real estate owned	767	5,120
Total non-performing assets	$767	$5,120
Total non-performing loans to total loans	—%	—%
Total non-performing assets to total assets	0.04%	0.25%

Non-performing assets totaled $767,000 at June 30, 2025 and $5.1 million at December 31, 2024. The non-performing assets at June 30, 2025 consisted of one foreclosed property located in Pittsburgh, Pennsylvania compared to two foreclosed properties at December 31, 2024. We sold one foreclosed property totaling $4.3 million located in the Bronx, New York on June 30, 2025 to a third-party buyer at no loss to the Company and in connection therewith we provided the financing to complete the multi-family project.

During the three and six months ended June 30, 2025 and 2024, we did not collect any interest income from loans that were in non-accrual status.

From time to time, as part of our loss mitigation strategy, we may modify loans to borrowers in financial distress by providing principal forgiveness, term extension, an other-than-insignificant payment delay, or interest rate reduction. When principal forgiveness is provided, the amount of forgiveness is charged-off against the allowance for credit losses. There were no new loan modifications to borrowers experiencing financial difficulties during the three and six months ended June 30, 2025 or 2024.

At June 30, 2025 and December 31, 2024, we had no loans modified to borrowers experiencing financial difficulty.

The following table sets forth an analysis of the activity in the allowance for credit losses related to loans for the periods indicated:

	June 30,	December 31,
	2025	2024

	(Dollars In Thousands)
Allowance at beginning of period	$4,830	$5,093
Provision for credit losses	62	1,084
Net Charge-offs:
Residential real estate loans:
One- to four-family	—	—
Multifamily	—	—
Mixed-use	—	—
Total residential real estate loans	—	—
Non-residential real estate loans	(350)	—
Construction loans	—	—
Commercial and industrial loans	—	1,000
Consumer loans	518	347
Total net charge-offs	168	1,347
Allowance at end of period	$4,724	$4,830
Total loans outstanding	$1,797,618	$1,812,598
Average loans outstanding	1,761,069	1,701,079
Ratio of allowance to non-performing loans	—%	—%
Ratio of allowance to total loans	0.26%	0.27%
Ratio of net charge-offs to average loans	0.01%	0.08%
Non-performing loans	$—	$—

The Company’s allowance for credit losses related to loans totaled $4.7 million, or 0.26% of total loans as of June 30, 2025 compared to $4.8 million, or 0.27% of total loans as of December 31, 2024. In addition, the Company’s allowance for credit losses related to off-balance sheet commitments totaled $879,000 as of June 30, 2025 compared to $704,000 at December 31, 2024. The allowance for credit losses related to held-to-maturity debt securities totaled $126,000 as of June 30, 2025 and December 31, 2024, respectively.

The allowance for credit losses related to loans decreased $106,000 to $4.7 million at June 30, 2025 from $4.8 million at December 31, 2024. The decrease in the allowance for credit losses was due primarily to charge-offs totaling $603,000, partially offset by recoveries of $434,000 and a credit loss expense of $62,000.

The allowance for credit losses related to off-balance sheet commitments increased $175,000 to $879,000 at June 30, 2025 from $704,000 due to a credit loss expense of $175,000 at June 30, 2025.

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

Our Cash Liquidity ratio, On Balance Sheet Liquidity ratio, and On Balance Sheet Liquidity & Borrowing Capacity ratio averaged 5.7%, 8.0%, and 64.8%, respectively, for the six months ended June 30, 2025 compared to 6.7%, 8.8%, and 65.6%, respectively, for the year ended December 31, 2024. We adjust our liquidity levels to fund deposit outflows, pay real estate taxes on real estate loans, repay our borrowings, and fund loan commitments. We also adjust liquidity as appropriate to meet asset and liability management objectives.

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

Given the rapid movement of deposits in today’s banking environment, the Company also manages its liquidity position through a time-series approach to liquidity availability.  Traditional liquidity management focuses on on-balance sheet capacity; however, converting those assets into cash may involve delays or market-driven losses.  To address this, the Company emphasizes the actual accessibility of liquidity as measured by when cash becomes available in the Company’s Cash Accounts rather than simply its balance sheet presence.

This time-series liquidity framework is analyzed across the following intervals: Minute 1, Day 1, Week 1, Month 1, and Year 1. This structure ensures a proactive and disciplined approach to managing liquidity risk.

Minute 1: Represents the amount of cash the Company can immediately access and disperse within one minute while remaining solvent.  It is defined as the cash and cash equivalents currently on the balance sheet and typically covers daily cash needs.

Day 1: In the event of a liquidity run, this is the amount of cash that the Company can access and disperse within one day.  It includes Minute 1 liquidity plus total borrowing capacity from the Federal Home Loan Bank, Federal Reserve Bank, and other secured and unsecured sources.

Week 1: In a prolonged liquidity event, this is the amount of cash available over one week.  Week 1 liquidity includes Day 1 liquidity plus the estimated collateral value of unpledged investments that can be pledged or sold, as well as a portion (typically 10% each) of the Company’s brokered and listing service deposit capacity expected to be accessible within the week.

Month 1: Represents the total cash the Company can access and disperse over a one-month period while remaining solvent.  It includes Week 1 liquidity plus the remaining brokered and listing service deposit capacity not already included in Week 1.

Year 1: Reflects the amount of liquidity the Company can access and deploy over a one-year time period.  It includes Month 1 liquidity plus the value of unpledged but pledgeable loans available on the balance sheet.

To assess the adequacy of its liquidity, the Company compares time-series liquidity against Total Non-Contractual Deposits defined as total deposits less (1) brokered deposits outstanding, (2) other contractual funding outstanding, and (3) collateralized municipal deposits outstanding.

As of June 30, 2025, the Company’s ratios of Cash and Borrowing Capacity/Total Non-Contractual Deposits and Cash, Borrowing Capacity and Sourced Deposits Capacity/Total Non-Contractual Deposits were 70.9% and 95.9%, respectively.  These figures demonstrate that the Company has sufficient liquidity resources to meet sudden and unexpected deposit outflow.

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

Our primary investing activities are the origination of construction loans, commercial and industrial loans, multifamily loans, and to a lesser extent, mixed-use real estate loans and other loans. For the six months ended June 30, 2025 and 2024, our loan originations totaled $462.7 million and $364.7 million, respectively. Cash received from the maturities and pay-downs on securities totaled $485,000 and $476,000 for the six months ended June 30, 2025 and 2024, respectively. We purchased $3.0 million in equity securities and $270,000 in municipal securities during the six months ended June 30, 2025 compared to no purchases during the six months ended June 30, 2024.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of New York to provide advances. As a member of the Federal Home Loan Bank of New York, we are required to own capital stock in the Federal Home Loan Bank of New York and are authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to credit-worthiness have been met. We had an available borrowing limit of $23.1 million and $18.2 million from the Federal Home Loan Bank of New York as of June 30, 2025 and December 31, 2024, respectively. We had $15.0 million in Federal Home Loan Bank advances at June 30, 2025 compared to none at December 31, 2024.

The Federal Reserve Bank of New York (“FRBNY”) approved on August 30, 2023 the Bank’s eligibility to pledge loans under the Borrower-in-Custody program of the FRBNY thereby allowing the Bank to borrow from the Discount Window at the FRBNY. We had an available borrowing limit of $740.2 million and $834.7 million from the FRBNY as of June 30, 2025 and December 31, 2024, respectively. We had $120.0 million in FRBNY borrowings at June 30, 2025 compared to none at December 31, 2024.

In addition, we are party to a loan agreement with ACBB under which we can borrow up to $8.0 million in short-term borrowings. There were no outstanding borrowings with ACBB at June 30, 2025 and December 31, 2024.

At June 30, 2025, we had unfunded commitments on construction and multi-family mortgage loans of $426.3 million, outstanding commitments to originate loans of $110.6 million, unfunded commitments under lines of credit of $85.6 million, and unfunded standby letters of credit of $14.0 million. At June 30, 2025, certificates of deposit scheduled to mature in less than one year totaled $688.8 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In the event a significant portion of our deposits are not retained by us, we will have to utilize other funding sources, such as various types of sourced deposits, Federal Home Loan Bank advances, or Federal Reserve Bank borrowings, in order to maintain our level of assets. Alternatively, we could reduce our level of liquid assets, such as our cash and cash equivalents. In addition, the cost of such deposits may be significantly higher or lower depending on market interest rates at the time of renewal.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its stockholders and for the repurchase, if any, of its shares of common stock. At June 30, 2025, the Company had liquid assets of $12.2 million and $4.1 million in loan participations originated by the Bank which are held by the Company.

Off-Balance Sheet Arrangements

For the three and six months ended June 30, 2025, we did not engage in any off-balance sheet transactions reasonably likely to have a material adverse effect on our financial condition, results of operations or cash-flows.

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

Our objective is to manage our interest rate risk by determining whether a given movement in interest rates affects our net interest income and the market value of our portfolio equity in a positive or negative way and to execute strategies to maintain interest rate risk within established limits. The results at June 30, 2025 indicate the level of risk within the parameters of our model. Our management believes that the June 30, 2025 results indicate a profile that reflects interest rate risk exposures in both rising and declining rate environments for both net interest income and economic value.

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

If the results produce quantifiable interest rate risk exposure beyond our limits, then the testing will have served as a monitoring mechanism to allow us to initiate asset/liability strategies designed to reduce and therefore mitigate interest rate risk. The table below sets forth an approximation of our interest rate risk exposure. The simulation uses projected repricing of assets and liabilities at June 30, 2025. The income simulation analysis presented represents a one-year impact of the interest scenario assuming a static balance sheet. Various assumptions are made regarding the prepayment speed and optionality of loans, investment securities and deposits, which are based on analysis and market information. The assumptions regarding optionality, such as prepayments of loans and the effective lives and repricing of non-maturity deposit products, are documented periodically through evaluation of current market conditions and historical correlations to our specific asset and liability products under varying interest rate scenarios.

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

The table below sets forth, as of June 30, 2025, NorthEast Community Bank’s net portfolio value, the estimated changes in our net portfolio value and net interest income that would result from the designated instantaneous parallel changes in market interest rates.

	Twelve Month
	Net Interest Income	Net Portfolio Value
	Percent		Percent
Change in Interest Rates (Basis Points)	of Change	Estimated NPV	of Change
+200	13.63%	$366,754	1.24%
+100	6.86	365,106	0.78
0	—	362,275	—
-100	(7.64)	356,257	(1.66)
-200	(15.46)%	347,310	(4.13)%

As of June 30, 2025, based on the scenarios above, net interest income would increase by approximately 6.86% to 13.63%, over a one-year time horizon in a rising interest rate environment. One-year net interest income would decrease by approximately 7.64% to 15.46% in a declining interest rate environment over the same period.

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

Overall, our June 30, 2025 results indicate that we are adequately positioned with an acceptable net interest income and economic value at risk and that all interest rate risk results continue to be within our policy guidelines.

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

Item 1A. Risk Factors

For information regarding the Company’s risk factors, refer to “Item 1A: Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission on March 14, 2025. As of June 30, 2025, the risk factors of the Company have not changed materially from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

The following table provides information on repurchases by the Company of its common stock under the Company’s stock repurchase program during the three and six months ended June 30, 2025:

			Total Number of Shares	Maximum Number of
			Purchased as Part of	Shares that May Yet Be
	Total Number of	Average Price Paid	Publicly Announced	Purchased Under the
Period	Shares Purchased	Per Share	Plans or Programs	Plans or Programs
April 1 - 30, 2025	-	$-	-	418,044
May 1 - 31, 2025	-	-	-	418,044
June 1 - 30, 2025	-	-	-	418,044
Total	-		-

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended June 30, 2025, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

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

The following materials from the Company’s Quarterly Report to Stockholders on Form 10-Q for the quarter ended June 30, 2025, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholder’s Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

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

Date: August 8, 2025

NORTHEAST COMMUNITY BANCORP, INC.

By:	/s/ Kenneth A. Martinek
Name:	Kenneth A. Martinek
Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Donald S. Hom
Name:	Donald S. Hom
Title:	Executive Vice President and Chief Financial Officer
(Principal Financial and Chief Accounting Officer)