Form 10-Q
period 2025-09-30
NorthEast Community Bancorp, Inc./MD/
filed 2025-11-07
CIK 1847398

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

As of November 7, 2025, there were 14,027,240 shares of the registrant’s common stock outstanding.

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

NORTHEAST COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	September 30,	December 31,
	2025	2024

	(In thousands, except share
	and per share amounts)
ASSETS
Cash and amounts due from depository institutions	$11,155	$13,700
Interest-bearing deposits	53,182	64,559
Total cash and cash equivalents	64,337	78,259
Certificates of deposit	100	100
Equity securities	25,515	21,994
Securities held-to-maturity ( net of allowance for credit losses of $126 and $126, respectively )	16,308	14,616
Loans receivable	1,873,598	1,812,647
Deferred loan costs (fees), net	156	(49)
Allowance for credit losses	(4,748)	(4,830)
Net loans	1,869,006	1,807,768
Premises and equipment, net	25,507	24,805
Investments in restricted stock, at cost	410	397
Bank owned life insurance	26,251	25,738
Accrued interest receivable	12,794	13,481
Real estate owned	545	5,120
Property held for investment	1,343	1,370
Right of Use Assets – Operating	4,212	4,001
Right of Use Assets – Financing	344	347
Other assets	9,574	11,585
Total assets	$2,056,246	$2,009,581
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing	$287,248	$287,135
Interest bearing	1,228,146	1,383,240
Total deposits	1,515,394	1,670,375
Advance payments by borrowers for taxes and insurance	2,840	1,618
Borrowings	170,000	-
Lease Liability – Operating	4,333	4,108
Lease Liability – Financing	638	609
Accounts payable and accrued expenses	18,998	14,530
Total liabilities	1,712,203	1,691,240

See notes to interim unaudited consolidated financial statements.

NORTHEAST COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (continued)

(Unaudited)

	September 30,	December 31,
	2025	2024

	(In thousands, except share
	and per share amounts)
Stockholders’ equity:
Preferred stock, $0.01 par value; 25,000,000 shares authorized; none issued or outstanding	$—	$—
Common stock, $0.01 par value; 75,000,000 shares authorized; 14,027,240 shares and 14,016,254 shares outstanding, respectively	140	140
Additional paid-in capital	112,266	110,091
Unearned Employee Stock Ownership Plan (“ESOP”) shares	(5,435)	(6,088)
Retained earnings	236,843	213,974
Accumulated other comprehensive income	229	224
Total stockholders’ equity	344,043	318,341
Total liabilities and stockholders’ equity	$2,056,246	$2,009,581

See notes to interim unaudited consolidated financial statements.

NORTHEAST COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(In thousands, except share		(In thousands, except share
	and per share amounts)		and per share amounts)
INTEREST INCOME:
Loans	$38,281	$39,484	$111,903	$114,821
Interest-earning deposits	716	1,472	2,824	4,058
Securities	282	227	798	662
Total Interest Income	39,279	41,183	115,525	119,541
INTEREST EXPENSE:
Deposits	11,929	14,630	37,915	40,459
Borrowings	1,401	257	2,303	1,559
Financing lease	10	10	29	29
Total Interest Expense	13,340	14,897	40,247	42,047
Net Interest Income	25,939	26,286	75,278	77,494
Provision for (reversal of) credit loss	—	105	237	(286)
Net Interest Income after Provision for (Reversal of) Credit Loss	25,939	26,181	75,041	77,780
NON-INTEREST INCOME:
Other loan fees and service charges	638	589	1,989	1,613
Earnings on bank owned life insurance	177	167	514	486
Unrealized gain on equity securities	170	547	521	445
Other	29	46	83	90
Total Non-Interest Income	1,014	1,349	3,107	2,634
NON-INTEREST EXPENSES:
Salaries and employee benefits	5,416	5,135	17,000	15,738
Occupancy expense	738	735	2,227	2,116
Equipment	225	187	695	661
Outside data processing	814	681	2,307	1,924
Advertising	115	128	340	310
Real estate owned expense	238	488	515	527
Other	2,805	2,607	8,394	7,864
Total Non-Interest Expenses	10,351	9,961	31,478	29,140
INCOME BEFORE PROVISION FOR INCOME TAXES	16,602	17,569	46,670	51,274
PROVISION FOR INCOME TAXES	4,737	4,883	13,068	14,416
NET INCOME	$11,865	$12,686	$33,602	$36,858

EARNINGS PER COMMON SHARE – BASIC	$0.90	$0.97	$2.54	$2.81
EARNINGS PER COMMON SHARE – DILUTED	0.87	0.95	2.47	2.78
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC	13,252	13,075	13,228	13,108
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – DILUTED	13,632	13,417	13,626	13,279

See notes to interim unaudited consolidated financial statements.

NORTHEAST COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(In thousands)		(In thousands)
Net Income	$11,865	$12,686	$33,602	$36,858
Other comprehensive income:
Defined benefit pension:
Reclassification adjustments out of accumulated other comprehensive income:
Amortization of actuarial gain	(5)	(13)	(20)	(39)
Actuarial gain arising during period	19	18	28	54
Total	14	5	8	15
Income tax effect¹	(5)	(1)	(3)	(5)
Total other comprehensive income	9	4	5	10
Total Comprehensive Income	$11,874	$12,690	$33,607	$36,868

¹Amounts are included in provision for income taxes in the consolidated statements of income.

See notes to interim unaudited consolidated financial statements.

NORTHEAST COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Three and Nine Months Ended September 30, 2025 and 2024

(Unaudited)

						Accumulated
			Additional			Other
	Number of	Common	Paid- in	Unearned	Retained	Comprehensive
	Shares, net	Stock	Capital	ESOP Shares	Earnings	Income (Loss)	Total

	(In thousands, except share and per share amounts)

Balance – December 31, 2024	14,016,254	$140	$110,091	$(6,088)	$213,974	$224	$318,341
Net income	—	—	—	—	10,567	—	10,567
Other comprehensive loss	—	—	—	—	—	(13)	(13)
Cash dividend declared ($0.20 per share)	—	—	—	—	(2,683)	—	(2,683)
Compensation expense related to restricted stock awards	—	—	293	—	—	—	293
Compensation expense related to stock options	—	—	185	—	—	—	185
Stock option exercise	7,122	—	—	—	—	—	—
ESOP shares earned	—	—	302	218	—	—	520
Balance - March 31, 2025	14,023,376	$140	$110,871	$(5,870)	$221,858	$211	$327,210
Net income	—	—	—	—	11,170	—	11,170
Other comprehensive income	—	—	—	—	—	9	9
Cash dividend declared ($0.20 per share)	—	—	—	—	(2,683)	—	(2,683)
Compensation expense related to restricted stock awards	—	—	293	—	—	—	293
Compensation expense related to stock options	—	—	186	—	—	—	186
ESOP shares earned	—	—	274	217	—	—	491
Balance - June 30, 2025	14,023,376	$140	$111,624	$(5,653)	$230,345	$220	$336,676
Net income	—	—	—	—	11,865	—	11,865
Other comprehensive income	—	—	—	—	—	9	9
Cash dividend declared ($0.40 per share)	—	—	—	—	(5,367)	—	(5,367)
Stock repurchases	(6,350)	—	(142)	—	—	—	(142)
Compensation expense related to restricted stock awards	—	—	301	—	—	—	301
Compensation expense related to stock options	—	—	206	—	—	—	206
Stock option exercise	2,774	—	17	—	—	—	17
Restricted stock award	7,440	—	—	—	—	—	—
ESOP shares earned	—	—	260	218	—	—	478
Balance – September 30, 2025	14,027,240	$140	$112,266	$(5,435)	$236,843	$229	$344,043

						Accumulated
			Additional			Other
	Number of	Common	Paid- in	Unearned	Retained	Comprehensive
	Shares, net	Stock	Capital	ESOP Shares	Earnings	Income	Total

	(In thousands, except share and per share amounts)

Balance – December 31, 2023	14,144,856	$142	$109,924	$(6,563)	$175,505	$317	$279,325
Net income	—	—	—	—	11,374	—	11,374
Other comprehensive income	—	—	—	—	—	3	3
Cash dividend declared ($0.10 per share)	—	—	—	—	(1,337)	—	(1,337)
Stock repurchases	(80,060)	(1)	(1,250)	—	—	—	(1,251)
Compensation expense related to restricted stock awards	—	—	252	—	—	—	252
Compensation expense related to stock options	—	—	192	—	—	—	192
Stock option exercise	1,000	—	14	—	—	—	14
ESOP shares earned	—	—	135	217	—	—	352
Balance - March 31, 2024	14,065,796	$141	$109,267	$(6,346)	$185,542	$320	$288,924
Net income	—	—	—	—	12,798	—	12,798
Other comprehensive income	—	—	—	—	—	3	3
Cash dividend declared ($0.10 per share)	—	—	—	—	(1,330)	—	(1,330)
Stock repurchases	(75,194)	(1)	(1,222)	—	—	—	(1,223)
Compensation expense related to restricted stock awards	—	—	252	—	—	—	252
Compensation expense related to stock options	—	—	192	—	—	—	192
ESOP shares earned	—	—	141	218	—	—	359
Balance - June 30, 2024	13,990,602	$140	$108,630	$(6,128)	$197,010	$323	$299,975
Net income	—	—	—	—	12,686	—	12,686
Other comprehensive income	—	—	—	—	—	4	4
Cash dividend declared ($0.15 per share)	—	—	—	—	(3,997)	—	(3,997)
Compensation expense related to restricted stock awards	—	—	290	—	—	—	290
Compensation expense related to stock options	—	—	192	—	—	—	192
Restricted Stock Award	30,000	—	—	—	—	—	—
ESOP shares earned	—	—	256	217	—	—	473
Balance – September 30, 2024	14,020,602	$140	$109,368	$(5,911)	$205,699	$327	$309,623

See notes to interim unaudited consolidated financial statements.

NORTHEAST COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2025	2024

	(In thousands)
Cash Flows from Operating Activities:
Net income	$33,602	$36,858
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of securities premiums and discounts, net	4	5
Provision for (reversal of) credit losses	237	(286)
Depreciation	873	884
Net accretion of deferred loan fees and costs	(288)	(142)
Deferred income tax benefit	(324)	(553)
Unrealized gain recognized on equity securities	(521)	(445)
Impairment of real estate owned	222	478
Earnings on bank owned life insurance	(514)	(486)
Gain on dispositions of premises and equipment	(1)	-
ESOP compensation expense	1,489	1,184
Compensation expense related to stock options	577	576
Compensation expense related to restricted stock	887	794
Decrease (increase) in accrued interest receivable	687	(1,152)
Decrease in other assets	2,154	1,553
Increase (decrease) in accounts payable and accrued expenses	1,532	(818)
Net Cash Provided by Operating Activities	40,616	38,450
Cash Flows from Investing Activities:
Net increase in loans	(57,393)	(186,680)
Proceeds from sale of loans	735	13,345
Principal repayments on securities held-to-maturity	814	805
Purchase of securities held-to-maturity	(2,510)	—
Purchase of marketable equity securities	(3,000)	(2,000)
Purchase of restricted stock	(688)	(98)
Redemptions of restricted stock	675	315
Purchases of premises and equipment	(1,575)	(377)
Net Cash Used in Investing Activities	(62,942)	(174,690)
Cash Flows from Financing Activities:
Net (decrease) increase in deposits	(154,981)	228,031
Repayment of FRB borrowings	(120,000)	(50,000)
Repayment of FHLB of NY advances	(15,000)	(7,000)
Proceeds from FRB borrowing	290,000	—
Proceeds from FHLB of NY advances	15,000	—
Stock repurchases	(142)	(2,474)
Stock option exercised	17	14
Increase in advance payments by borrowers for taxes and insurance	1,222	442
Cash dividends paid	(7,712)	(3,655)
Net Cash Provided by Financing Activities	8,404	165,358
Net (Decrease) Increase in Cash and Cash Equivalents	(13,922)	29,118
Cash and Cash Equivalents – Beginning	78,259	68,671
Cash and Cash Equivalents – Ending	$64,337	$97,789

See notes to interim unaudited consolidated financial statements.

NORTHEAST COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

	Nine Months Ended September 30,
	2025	2024

	(In thousands)
Supplementary Cash Flows Information:
Income taxes paid	$10,617	$14,094
Interest paid	$39,009	$41,558
Supplementary Disclosure of Non-Cash Investing and Financing Activities:
Recognition of right of use asset – operating	$912	$—
Recognition of lease liability – operating	$912	$—
Sale of real estate owned	$4,353	$—
Dividends declared and not paid	$5,611	$5,606

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

Loan Concentration Risk:

The Company’s lending activity is concentrated in construction loans secured by the construction primarily of multi-family, residential condominium properties, and occasionally non-residential properties located in New York State and occasionally by the renovation of multi-family properties in Massachusetts. As of September 30, 2025 and December 31, 2024, the Company had a majority of construction loans located in New York State, including $583.5 million and $708.5 million in the Bronx, $235.1 million and $246.4 million in the Town of Monroe, and $117.9 million and $141.6 million in the Village of Spring Valley, respectively. At September 30, 2025, the Company had $120.6 million, or 8.7%, of construction loans located in Rockland County, New York, related to office space or commercial use.

Note 2 — Regulatory Capital

The Company and the Bank are subject to regulatory capital requirements promulgated by the federal banking agencies. The Federal Reserve establishes capital requirements, including well capitalized standards, for the consolidated bank holding company, and the FDIC has similar requirements for the Company’s subsidiary bank. However, the Federal Reserve has provided a “small bank holding company” exception to its consolidated capital requirements for holding companies, and legislation and the related issuance of regulations by the Federal Reserve Board have established the current threshold for the exception at $3.0 billion in total consolidated assets. As a result, the Company will not be subject to the consolidated holding company capital requirement until such time as its consolidated assets exceed $3.0 billion. The Bank met all capital adequacy requirements to which it was subject as of September 30, 2025 and December 31, 2024.

The following table presents information about the Bank’s capital levels at the dates presented:

			Regulatory Capital Requirements
			Minimum Capital					For Classification as
	Actual		Adequacy(1)					Well-Capitalized
	Amount	Ratio	Amount			Ratio		Amount			Ratio

	(Dollars in Thousands)
As of September 30, 2025:
Total capital (to risk-weighted assets)	$328,307	15.09%	$	≥	174,026	≥	8.00%	$	≥	217,533	≥	10.00%
Tier 1 capital (to risk-weighted assets)	322,584	14.83		≥	130,520	≥	6.00		≥	174,026	≥	8.00
Common equity tier 1 capital (to risk-weighted assets)	322,584	14.83		≥	97,890	≥	4.50		≥	141,396	≥	6.50
Core (Tier 1) capital (to adjusted total assets)	322,584	16.10		≥	80,162	≥	4.00		≥	100,203	≥	5.00
As of December 31, 2024:
Total capital (to risk-weighted assets)	$290,903	13.92%	$	≥	167,154	≥	8.00%	$	≥	208,942	≥	10.00%
Tier 1 capital (to risk-weighted assets)	285,272	13.65		≥	125,365	≥	6.00		≥	167,154	≥	8.00
Common equity tier 1 capital (to risk-weighted assets)	285,272	13.65		≥	94,024	≥	4.50		≥	135,813	≥	6.50
Core (Tier 1) capital (to adjusted total assets)	285,272	14.44		≥	79,030	≥	4.00		≥	98,788	≥	5.00
(1)	Ratios do not include the capital conservation buffer.

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

The following table sets forth the computations of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(In Thousands, except per share data)		(In Thousands, except per share data)
Net income (basic and diluted)	$11,865	$12,686	$33,602	$36,858

Weighted average shares issued	14,025	14,013	14,023	14,053
Less: Weighted average unearned ESOP shares	(551)	(638)	(573)	(660)
Less: Weighted average unvested restricted shares	(222)	(300)	(222)	(285)
Basic weighted average shares outstanding	13,252	13,075	13,228	13,108
Add: Dilutive effect of restricted stock	97	130	93	101
Add: Dilutive effect of stock options	283	212	305	70
Diluted weighted average shares outstanding	13,632	13,417	13,626	13,279

Net income per share
Basic	$0.90	$0.97	$2.54	$2.81
Diluted	$0.87	$0.95	$2.47	$2.78

Note 4 — Equity Securities

The following table is the schedule of equity securities at September 30, 2025 and December 31, 2024. Our equity securities portfolio consists of our investment in a market-rate bond mutual fund that invests in high quality fixed income bonds, mainly government agency securities whose proceeds are designed to positively impact community development throughout the United States. The mutual fund focuses exclusively on providing affordable housing for low- and moderate-income borrowers and renters within our delineated lending areas, including those in majority minority census tracts. The high-quality fixed income bonds consist of 90% agency mortgage-backed securities and 10% state and municipal bonds. All agency mortgage-backed securities are issued by U.S. government entities and agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses.

	September 30,	December 31,
	2025	2024

	(In Thousands)
Equity Securities, at Fair Value	$25,515	$21,994

The following is a summary of unrealized gain or loss recognized in net income on equity securities during the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(In Thousands)		(In Thousands)

Net unrealized gain recognized on equity securities during the period	$170	$547	$521	$445
Less: Net losses realized on the sale of equity securities during the period	—	—	—	—
Unrealized net gain recognized on equity securities held at the reporting date	$170	$547	$521	$445

Note 5 — Securities Held-to-Maturity

The following table summarizes the Company’s portfolio of securities held-to-maturity at September 30, 2025 and December 31, 2024.

	September 30, 2025
		Gross	Gross		Allowance
	Amortized	Unrealized	Unrealized	Fair	for
	Cost	Gains	Losses	Value	Credit Loss

	(In Thousands)
Mortgage-backed securities – residential:
Government National Mortgage Association	$360	$4	$—	$364	$—
Federal Home Loan Mortgage Corporation	706	—	75	631	—
Federal National Mortgage Association	1,457	—	114	1,343	—
Collateralized mortgage obligations – GSE	2,711	—	561	2,150	—
Total mortgage-backed securities	5,234	4	750	4,488	—
Municipal Bonds	11,200	—	2,103	9,097	126
	$16,434	$4	$2,853	$13,585	$126

	December 31, 2024
		Gross	Gross		Allowance
	Amortized	Unrealized	Unrealized	Fair	for
	Cost	Gains	Losses	Value	Credit Loss

	(In Thousands)
Mortgage-backed securities – residential:
Government National Mortgage Association	$414	$—	$—	$414	$—
Federal Home Loan Mortgage Corporation	775	—	110	666	—
Federal National Mortgage Association	1,677	—	177	1,500	—
Collateralized mortgage obligations – GSE	2,782	—	624	2,158	—
Total mortgage-backed securities	5,648	—	911	4,738	—
Municipal Bonds	9,094	—	1,974	7,120	126
	$14,742	$—	$2,885	$11,858	$126

Contractual final maturities of mortgage-backed securities and municipal bonds were as follows at September 30, 2025:

	September 30, 2025
	Amortized	Fair
	Cost	Value

	(In Thousands)
Due within one year	$1,320	$1,226
Due after one but within five years	2,864	2,509
Due after five but within ten years	3,195	2,694
Due after ten years	9,055	7,156
	$16,434	$13,585

The maturities shown above are based upon contractual final maturity. Actual maturities will differ from contractual maturities due to scheduled monthly repayments and due to the underlying borrowers having the right to prepay their obligations.

The activity in the allowance for credit losses for debt securities held-to-maturity for the three and nine months ended September 30, 2025 and 2024 was as follows:

Municipal Bonds
Balance – December 31, 2024	$126
Provision for (reversal of) credit loss	-
Balance – March 31, 2025	$126
Provision for (reversal of) credit loss	-
Balance – June 30, 2025	$126
Provision for (reversal of) credit loss	-
Balance – September 30, 2025	$126

Municipal Bonds
Balance – December 31, 2023	$136
Provision for (reversal of) credit loss	(3)
Balance – March 31, 2024	$133
Provision for (reversal of) credit loss	(7)
Balance – June 30, 2024	$126
Provision for (reversal of) credit loss	-
Balance – September 30, 2024	$126

The age of unrealized losses and the fair value of related securities held-to-maturity, for which an allowance for credit losses was not deemed necessary, were as follows:

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

	(In Thousands)
September 30, 2025:
Mortgage-backed securities - residential:
Federal Home Loan Mortgage Corporation	$—	$—	$603	$75	$603	$75
Federal National Mortgage Association	—	—	1,337	114	1,337	114
Collateralized mortgage obligations – GSE	—	—	2,150	561	2,150	561
Total mortgage-backed securities	$—	$—	$4,090	$750	$4,090	$750

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

	(In Thousands)
December 31, 2024:
Mortgage-backed securities - residential:
Federal Home Loan Mortgage Corporation	$—	$—	$634	$110	$634	$110
Federal National Mortgage Association	—	—	1,500	177	1,500	177
Collateralized mortgage obligations – GSE	—	—	2,158	624	2,158	624
Total mortgage-backed securities	$—	$—	$4,292	$911	$4,292	$911

At September 30, 2025, ten mortgage-backed securities had unrealized losses due to interest rate volatility. Management concluded that the unrealized losses reflected above were temporary in nature since the unrealized losses were related primarily to market interest rate volatility, and were not related to the underlying credit quality of the issuers of the securities. Additionally, the Company has the ability and intent to hold the securities for the time necessary to recover the amortized cost. At December 31, 2024, there were sixteen mortgage-backed securities that had unrealized losses due to interest rate volatility.

Credit Quality Indicators

The held to maturity securities portfolio consists of agency mortgage-backed securities and municipal bonds. All agency mortgage-backed securities are issued by U.S. government entities and agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. The ten municipal bonds in the portfolio carry no lower than A ratings from the rating agencies at September 30, 2025 and have no realized losses since they were issued. The Company regularly monitors the municipal bonds sector of the market and reviews collectability including such factors as the financial condition of the issuers as well as credit ratings in effect as of the reporting period.

Note 6 — Loans Receivable and the Allowance for Credit Losses

The composition of loans was as follows at September 30, 2025 and December 31, 2024:

	September 30,	December 31,
	2025	2024

	(In Thousands)
Residential real estate:
One-to-four family	$3,174	$3,472
Multi-family	298,414	206,606
Mixed-use	25,388	26,571
Total residential real estate	326,976	236,649
Non-residential real estate	39,258	29,446
Construction	1,385,654	1,426,167
Commercial and industrial	121,679	118,736
Consumer	31	1,649
Total Loans	1,873,598	1,812,647
Deferred loan costs (fees), net	156	(49)
Allowance for credit losses	(4,748)	(4,830)
	$1,869,006	$1,807,768

Loans serviced for the benefit of others totaled approximately $53.0 million and $52.5 million at September 30, 2025 and December 31, 2024, respectively. The value of mortgage servicing rights was not material at September 30, 2025 and December 31, 2024.

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

The following tables summarize the allocation of the allowance for credit losses and loans receivable by loan class and credit loss method at September 30, 2025 and December 31, 2024:

At September 30, 2025:

		Non-		Commercial
	Residential	residential		and
	Real Estate	Real Estate	Construction	Industrial	Consumer	Total

	(In Thousands)
Allowance for credit losses:
Ending balance	$1,776	$293	$1,943	$705	$31	$4,748
Ending balance: individually evaluated for credit loss	$—	$—	$—	$—	$—	$—
Ending balance: collectively evaluated for credit loss	$1,776	$293	$1,943	$705	$31	$4,748
Loans receivable:
Ending balance	$326,976	$39,258	$1,385,654	$121,679	$31	$1,873,598
Ending balance: individually evaluated for credit loss	$—	$—	$—	$—	$—	$—
Ending balance: collectively evaluated for credit loss	$326,976	$39,258	$1,385,654	$121,679	$31	$1,873,598

At December 31, 2024:

		Non-		Commercial
	Residential	residential		and
	Real Estate	Real Estate	Construction	Industrial	Consumer	Total

	(In Thousands)
Allowance for credit losses:
Ending balance	$1,900	$308	$1,937	$520	$165	$4,830
Ending balance: individually evaluated for credit loss	$—	$—	$—	$—	$—	$—
Ending balance: collectively evaluated for credit loss	$1,900	$308	$1,937	$520	$165	$4,830
Loans receivable:
Ending balance	$236,649	$29,446	$1,426,167	$118,736	$1,649	$1,812,647
Ending balance: individually evaluated for credit loss	$—	$—	$—	$241	$—	$241
Ending balance: collectively evaluated for credit loss	$236,649	$29,446	$1,426,167	$118,495	$1,649	$1,812,406

The activity in the allowance for credit loss by loan class for the three and nine months ended September 30, 2025 and 2024 was as follows:

		Non-		Commercial
	Residential	residential		and
	Real Estate	Real Estate	Construction	Industrial	Consumer	Total

	(In Thousands)
Allowance for credit losses:
Balance - June 30, 2025	$1,979	$229	$1,792	$677	$47	$4,724
Charge-offs	—	—	—	—	(75)	(75)
Recoveries	—	—	—	—	99	99
Provision (reversal of)	(203)	64	151	28	(40)	—
Balance – September 30, 2025	$1,776	$293	$1,943	$705	$31	$4,748

		Non-		Commercial
	Residential	residential		and
	Real Estate	Real Estate	Construction	Industrial	Consumer	Total

	(In Thousands)
Allowance for credit losses:
Balance - June 30, 2024	$2,024	$379	$1,868	$477	$167	$4,915
Charge-offs	—	—	—	—	(82)	(82)
Recoveries	—	—	—	—	—	—
Provision (reversal of)	(88)	(61)	91	(59)	117	—
Balance – September 30, 2024	$1,936	$318	$1,959	$418	$202	$4,833

		Non-		Commercial
	Residential	residential		and
	Real Estate	Real Estate	Construction	Industrial	Consumer	Total

	(In Thousands)
Allowance for credit losses:
Balance – December 31, 2024	$1,900	$308	$1,937	$520	$165	$4,830
Charge-offs	—	—	—	—	(677)	(677)
Recoveries	—	350	—	—	183	533
Provision (reversal of)	(124)	(365)	6	185	360	62
Balance – September 30, 2025	$1,776	$293	$1,943	$705	$31	$4,748

		Non-		Commercial
	Residential	residential		and
	Real Estate	Real Estate	Construction	Industrial	Consumer	Total

	(In Thousands)
Allowance for credit losses:
Balance - December 31, 2023	$2,433	$126	$1,914	$472	$148	$5,093
Charge-offs	—	—	—	—	(115)	(115)
Recoveries	—	—	—	—	—	—
Provision (reversal of)	(497)	192	45	(54)	169	(145)
Balance – September 30, 2024	$1,936	$318	$1,959	$418	$202	$4,833

During the three months ended September 30, 2025, the reversal of provision recorded for residential real estate loans was primarily attributed to newly originated high quality muti-family loans coupled with decreased loss given default in the macroeconomic projection. The provision expense recorded for non-residential real estate loans and construction loans was primarily attributed to increased loan balances. The reversal of provision recorded for consumer loans was primarily attributed to a net recovery of $24,000 and decreased balance in checking account overdrafts during the three months ended September 30, 2025.

During the three months ended September 30, 2024, the reversal of provision recorded for residential real estate loans and commercial and industrial loans was primarily attributed to reduced credit risk. The reversal of provision recorded for non-residential real estate loans was primarily attributed to decreased loan balances. The provision expense recorded for consumer loans was primarily attributed to the increased balance on deposit account overdrafts. The provision expense recorded for construction loans was primarily attributed to increased loan balances, offset by improving sub-market housing conditions during the third quarter of 2024.

During the nine months ended September 30, 2025, the reversal of provision recorded for residential real estate loans was primarily attributed to newly originated high quality muti-family loans. The provision expense recorded for commercial and industrial loans was attributed to increased loan balances and slightly increased credit risk. The reversal of provision recorded for non-residential real estate loans was primarily attributed to a $350,000 recovery from a loan charged off in 2021. The provision expense recorded for consumer loans was primarily attributed to a $494,000 net charge off in checking account overdrafts during the nine months ended September 30, 2025.

During the nine months ended September 30, 2024, the reversal of provision recorded for residential real estate loans and commercial and industrial loans were primarily attributed to reduced credit risk. The provision expenses recorded for non-residential real estate loans was primarily attributed to increased loan balances. The provision expenses recorded for consumer loans was primarily attributed to increased deposit account overdraft balances. The reversal of provision recorded for construction loans was primarily attributed to improving economic and sub-market housing conditions during the nine months ended September 30, 2024, offset by increased loan balances.

The Company had one individually evaluated loan of $241,000 at December 31, 2024. During the third quarter, the Company upgraded this loan to special mention, therefore there was no individually evaluated loan at September 30, 2025. The borrower had no missed payments on this loan. Interest income recognized for this loan was $5,000 for the three months and $14,000 for the nine months ended September 30, 2025. There were no non-accrual loans at September 30, 2025 and December 31, 2024.

The following tables provide information about delinquencies in our loan portfolio at the dates indicated.

Age Analysis of Past Due Loans as of September 30, 2025:

							Recorded
							Investment >
	30 – 59 Days	60 – 89 Days	Greater Than	Total Past		Total Loans	90 Days and
	Past Due	Past Due	90 Days	Due	Current	Receivable	Accruing

	(In Thousands)
Residential real estate:
One- to four-family	$—	$—	$—	$—	$3,174	$3,174	$—
Multi-family	—	—	—	—	298,414	298,414	—
Mixed-use	—	—	—	—	25,388	25,388	—
Non-residential real estate	—	—	—	—	39,258	39,258	—
Construction loans	5,419	—	—	5,419	1,380,235	1,385,654	—
Commercial and industrial loans	—	—	—	—	121,679	121,679	—
Consumer	—	—	—	—	31	31	—
	$5,419	$—	$—	$5,419	$1,868,179	$1,873,598	$—

Age Analysis of Past Due Loans as of December 31, 2024:

							Recorded
							Investment
	30 – 59 Days	60 – 89 Days	Greater Than	Total Past		Total Loans	> 90 Days and
	Past Due	Past Due	90 Days	Due	Current	Receivable	Accruing

	(In Thousands)
Residential real estate:
One- to four-family	$—	$—	$—	$—	$3,472	$3,472	$—
Multi-family	931	—	—	931	205,675	206,606	—
Mixed-use	—	—	—	—	26,571	26,571	—
Non-residential real estate	—	—	—	—	29,446	29,446	—
Construction loans	—	—	—	—	1,426,167	1,426,167	—
Commercial and industrial loans	—	—	—	—	118,736	118,736	—
Consumer	—	—	—	—	1,649	1,649	—
	$931	$—	$—	$931	$1,811,716	$1,812,647	$—

Credit Quality Indicators

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes loans individually to classify the loans as to credit risk. The Company uses the following definitions for risk ratings:

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

Doubtful – Loans which have all of the weaknesses inherent in loans classified as Substandard, with the added characteristic that the weaknesses present make collection or liquidation in full highly questionable and improbable, on the basis of currently existing facts, conditions and values.

The following table presents the risk category of loans at September 30, 2025 by loan segment and vintage year:

							Revolving	Revolving
	Term Loans Amortized Costs Basis by Origination Year						Loans	Loans
							Amortized	Converted
September 30, 2025	2025	2024	2023	2022	2021	Prior	Cost Basis	to Term	Total
Residential real estate
Risk Rating
Pass	$108,257	$6,967	$77,875	$64,903	$21,895	$42,022	$-	$-	$321,919
Special Mention	-	5,057	-	-	-	-	-	-	5,057
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total	$108,257	$12,024	$77,875	$64,903	$21,895	$42,022	$-	$-	$326,976

Residential real estate
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Non-residential real estate
Risk Rating
Pass	$11,060	$13,696	$1,541	$237	$1,621	$11,103	$-	$-	$39,258
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total	$11,060	$13,696	$1,541	$237	$1,621	$11,103	$-	$-	$39,258

Non-residential real estate
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Construction					-
Risk Rating
Pass	$321,581	$463,827	$284,920	$169,320	$84,175	$54,259	$-	$-	$1,378,082
Special Mention	-	-	3,337	4,235	-	-	-	-	7,572
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total	$321,581	$463,827	$288,257	$173,555	$84,175	$54,259	$-	$-	$1,385,654

Construction
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Commercial and industrial					-
Risk Rating
Pass	$4,850	$6,330	$3,813	$5,171	$73	$1,569	$98,826	$350	$120,982
Special Mention	467	230	-	-	-	-	-	-	697
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total	$5,317	$6,560	$3,813	$5,171	$73	$1,569	$98,826	$350	$121,679

Commercial and industrial
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Consumer					-
Risk Rating
Pass	$31	$-	$-	$-	$-	$-	$-	$-	$31
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total	$31	$-	$-	$-	$-	$-	$-	$-	$31

Consumer
Current period gross charge-offs	$677	$-	$-	$-	$-	$-	$-	$-	$677

Total					-
Risk Rating
Pass	$445,779	$490,820	$368,149	$239,631	$107,764	$108,953	$98,826	$350	$1,860,272
Special Mention	467	5,287	3,337	4,235	-	-	-	-	13,326
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total	$446,246	$496,107	$371,486	$243,866	$107,764	$108,953	$98,826	$350	$1,873,598
Total
Current period gross charge-offs	$677	$-	$-	$-	$-	$-	$-	$-	$677

The following table presents the risk category of loans at December 31, 2024 by loan segment and vintage year:

								Revolving	Revolving
	Term Loans Amortized Costs Basis by Origination Year							Loans	Loans
								Amortized	Converted
December 31, 2024	2024	2023	2022	2021	2020		Prior	Cost Basis	to Term	Total
Residential real estate
Risk Rating
Pass	$18,326	$78,603	$70,892	$22,292	$11,361		$35,175	$-	$-	$236,649
Special Mention	-	-	-	-	-		-	-	-	-
Substandard	-	-	-	-	-		-	-	-	-
Doubtful	-	-	-	-	-		-	-	-	-
Total	$18,326	$78,603	$70,892	$22,292	$11,361		$35,175	$-	$-	$236,649
Residential real estate
Current period gross charge-offs	$-	$-	$-	$-	$-		$-	$-	$-	$-

Non-residential real estate
Risk Rating
Pass	$13,881	$1,569	$243	$1,669	$974		$11,110	$-	$-	$29,446
Special Mention	-	-	-	-	-		-	-	-	-
Substandard	-	-	-	-	-		-	-	-	-
Doubtful	-	-	-	-	-		-	-	-	-
Total	$13,881	$1,569	$243	$1,669	$974		$11,110	$-	$-	$29,446
Non-residential real estate
Current period gross charge-offs	$-	$-	$-	$-	$-		$-	$-	$-	$-

Construction
Risk Rating
Pass	$408,072	$460,460	$303,417	$166,997	$43,405		$43,816	$-	$-	$1,426,167
Special Mention	-	-	-	-	-		-	-	-	-
Substandard	-	-	-	-	-		-	-	-	-
Doubtful	-	-	-	-	-		-	-	-	-
Total	$408,072	$460,460	$303,417	$166,997	$43,405		$43,816	$-	$-	$1,426,167
Construction
Current period gross charge-offs	$-	$-	$-	$-	$-		$-	$-	$-	$-

Commercial and industrial
Risk Rating
Pass	$1,250	$4,365	$5,988	$232	$82		$795	$100,049	$5,734	$118,495
Special Mention	-	-	-	-	-		-	-	-	-
Substandard	-	-	-	-	-		-	-	241	241
Doubtful	-	-	-	-	-		-	-	-	-
Total	$1,250	$4,365	$5,988	$232	$82		$795	$100,049	$5,975	$118,736
Commercial and industrial
Current period gross charge-offs	$-	$-	$-	$-	$-		$1,000	$-	$-	$1,000

Consumer
Risk Rating
Pass	$1,648	$-	$-	$-	$-	$		$1	$-	$1,649
Special Mention	-	-	-	-	-		-	-	-	-
Substandard	-	-	-	-	-		-	-	-	-
Doubtful	-	-	-	-	-		-	-	-	-
Total	$1,648	$-	$-	$-	$-		$-	$1	$-	$1,649
Consumer
Current period gross charge-offs	$347	$-	$-	$-	$-		$-	$-	$-	$347

Total
Risk Rating
Pass	$443,177	$544,997	$380,540	$191,190	$55,822		$90,896	$100,050	$5,734	$1,812,406
Special Mention	-	-	-	-	-		-	-	-	-
Substandard	-	-	-	-	-		-	-	241	241
Doubtful	-	-	-	-	-		-	-	-	-
Total	$443,177	$544,997	$380,540	$191,190	$55,822		$90,896	$100,050	$5,975	$1,812,647
Total
Current period gross charge-offs	$347	$-	$-	$-	$-		$1,000	$-	$-	$1,347

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

There were no loans modified to borrowers experiencing financial difficulty during the three and nine months ended September 30, 2025 or the year ended December 31, 2024.

Allowance for Credit Losses on Off-Balance Sheet Commitments:

The following table presents the activity in the allowance for credit losses related to off-balance sheet commitments, that is included in accounts payable and accrued expenses on the consolidated statement of financial condition, for the three and nine months ended September 30, 2025 and 2024:

Allowance for Credit Loss
Balance – December 31, 2024	$704
Provision for (reversal of) credit loss	175
Balance – March 31, 2025	$879
Provision for (reversal of) credit loss	-
Balance – June 30, 2025	$879
Provision for (reversal of) credit loss	-
Balance – September 30, 2025	$879

Allowance for Credit Loss
Balance – December 31, 2023	$1,038
Provision for (reversal of) credit loss	(17)
Balance – March 31, 2024	$1,021
Provision for (reversal of) credit loss	(219)
Balance – June 30, 2024	$802
Provision for (reversal of) credit loss	105
Balance – September 30, 2024	$907

Note 7 — Real Estate Owned (“REO”)

The Company owned two foreclosed properties valued at approximately $5,120,000 at December 31, 2024, consisting of an office building located in Pennsylvania which was acquired through foreclosure in December 2014, and land and land improvement located in the Bronx which was acquired through foreclosure in October 2024. In June 2025, the Company sold the foreclosed property located in the Bronx to a third-party buyer at no loss and, in connection therewith, the Company provided the financing to the buyer to complete the multi-family construction project. A REO expense of $231,000 was recognized to cover the closing costs for this transaction on the Consolidated Statement of Income. At September 30, 2025, the Company owned one foreclosed property valued at approximately $545,000.

Further declines in real estate values may result in impairment charges in the future. Routine holding costs are charged to expense as incurred and improvements to real estate owned that enhance the value of the real estate are capitalized. REO expense recorded in the Consolidated Statements of Income, including loss on sales and write-downs, amounted to $238,000 and $488,000 for the three months, and $515,000 and $527,000 for the nine months ended September 30, 2025 and 2024, respectively.

Note 8 — Borrowings

Our borrowings include Federal Home Loan Bank of New York (“FHLB”) advances and short-term borrowings from the Discount Window at the Federal Reserve Bank of New York (“FRBNY”).

On August 30, 2023, the FRBNY approved the Company’s eligibility to pledge loans under the Borrower-in-Custody program of the FRBNY thereby allowing the Company to borrow from the Discount Window at the FRBNY. At September 30, 2025, borrowings from the FRBNY totaled $170.0 million, bearing an interest rate of 4.25%. Of the $170.0 million in borrowings, $60.0 million matured in October 2025, $40.0 million matures in November 2025, and $70.0 million matures in December 2025. During the third quarter in 2025, the Company paid off the $15 million FHLB advance and had no borrowings from FHLB at September 30, 2025.

At December 31, 2024, there were no outstanding borrowings from the FHLB and FRBNY.

At September 30, 2025, the Company had the ability to borrow $740.2 million from the FRBNY, $38.5 million from the FHLB, and $8.0 million from Atlantic Community Bankers Bank (“ACBB”).

Note 9 — Benefits Plans

Outside Director Retirement Plan (“DRP”)

The DRP is an unfunded non-contributory defined benefit pension plan covering all non-employee directors meeting eligibility requirements as specified in the plan document. The following table sets forth information regarding the components of net pension periodic expense measured for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(Dollars In Thousands)		(Dollars In Thousands)
Net periodic pension expense:
Service cost	$26	$23	$73	$80
Interest cost	24	21	67	64
Actuarial gain recognized	(5)	(13)	(20)	(39)
Total net periodic pension expense included in other non-interest expenses	$45	$31	$120	$105

Unrecognized net gains of $19,000 and $18,000 for the three months, and $28,000 and $54,000 for the nine months ended September 30, 2025 and 2024, respectively, were included in accumulated other comprehensive income.

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

Expenses of $146,000 and $130,000 for the three months, and $432,000 and $391,000 for the nine months ended September 30, 2025 and 2024, respectively, were recorded for this plan and are reflected in the Consolidated Statements of Income under Salaries and Employee Benefits.

Stock-Based Deferral Plan

In June 2021, the Company established a stock-based deferral plan for eligible key executives and members of the Board of Directors of the Company to elect to defer compensation received from the Company for their services and make deemed investments of that deferred compensation in shares of the Company’s common stock. At September 30, 2025, the Company did not have any obligations under the plan.

401(k) Plan

The Company maintains a 401(k) plan for all eligible employees. Participants are permitted to contribute from 1% to 15% or 60% of their annual compensation up to the maximum permitted under the Internal Revenue Code. The Company provided no matching contributions during the three and nine months ended September 30, 2025 and 2024.

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

Each year, the Bank makes discretionary contributions to the ESOP equal to the principal and interest payment required on the loans from the Company. The ESOP may further pay down the principal balance of the loans by using dividends paid, if any, on the shares of Company common stock it owns. The balance remaining on the first ESOP loan was $478,000 and $919,000 at September 30, 2025 and December 31, 2024, respectively. The balance remaining on the second ESOP loan was $5,991,000 and $6,417,000 at September 30, 2025 and December 31, 2024, respectively.

Shares purchased for the ESOP with the loan proceeds serve as collateral for the loan and are held in a suspense account for future allocation among ESOP participants. As the loan principal is repaid, shares will be released from the suspense account and become eligible for allocation, subject to the allocation provisions included in the ESOP governing document.

ESOP shares initially pledged as collateral were recorded as unearned ESOP shares in the stockholders’ equity section of the Consolidated Statement of Financial Condition. Thereafter, on a monthly basis over the terms of the ESOP loans, approximately 2,894 shares for the ESOP loan made in 2006 and approximately 4,348 shares for the ESOP loan made in 2021 are committed to be released, respectively. Compensation expense is recorded in an amount equal to the shares committed to be released multiplied by the average closing price of the Company’s stock during that month. ESOP expense totaled approximately $478,000 and $473,000 for the three months, and $1,489,000 and $1,184,000 for the nine months ended September 30, 2025 and 2024, respectively. Dividends on unallocated shares, which totaled approximately $243,000 and $209,000 for the three months, and $486,000 and $348,000 for the nine months ended September 30, 2025 and 2024, respectively, are recorded as a reduction of the ESOP loan. Dividends on allocated shares, which totaled approximately $347,000 and $235,000 for the three months, and $694,000 and $391,000 for the nine months ended September 30, 2025 and 2024, respectively, are charged to retained earnings.

ESOP shares are summarized as follows:

	September 30,	December 31,
	2025	2024
Allocated shares	868,678	781,762
Shares committed to be released	65,184	86,916
Unearned shares	543,547	608,731
Total ESOP Shares	1,477,409	1,477,409
Less allocated shares distributed to former or retired employees	(188,412)	(165,644)
Total ESOP Shares Held by Trustee	1,288,997	1,311,765
Fair value of unearned shares	$11,180,762	$14,889,560

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

The level of the asset or liability within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The following table sets forth the Company’s assets that are carried at fair value on a recurring basis and the level that was used to determine their fair value at September 30, 2025 and December 31, 2024:

	Quoted Prices in		Significant Other		Significant		Total Carried
	Active Markets for		Observable		Unobservable		at Fair
	Identical Assets		Inputs		Inputs		Value on a
	(Level 1)		(Level 2)		(Level 3)		Recurring Basis
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
Description	2025	2024	2025	2024	2025	2024	2025	2024
Assets:
Marketable equity securities:
Mutual funds	$25,515	$21,994	$—	$—	$—	$—	$25,515	$21,994
Total assets	$25,515	$21,994	$—	$—	$—	$—	$25,515	$21,994

There were no transfers between Level 1 and 2 during the three and nine months ended September 30, 2025 or the year ended December 31, 2024. The Company did not have any liabilities that were carried at fair value on a recurring basis at September 30, 2025 and December 31, 2024.

The following table sets forth the Company’s assets that are carried at fair value on a non-recurring basis and the level that was used to determine their fair value, at September 30, 2025 and December 31, 2024:

	Quoted Prices in		Significant Other		Significant		Total Carried
	Active Markets for		Observable		Unobservable		at Fair
	Identical Assets		Inputs		Inputs		Value on a
	(Level 1)		(Level 2)		(Level 3)		Non-Recurring Basis
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
Description	2025	2024	2025	2024	2025	2024	2025	2024

	(In Thousands)
Assets:
Real estate owned	$—	—	$—	$—	$545	$5,120	$545	$5,120
Total assets	$—	$—	$—	$—	$545	$5,120	$545	$5,120

The following tables present the qualitative information about non-recurring Level 3 fair value measurements of financial instruments at September 30, 2025 and December 31, 2024:

	At September 30, 2025
	Fair	Valuation	Unobservable		Weighted
	Value	Technique	Input	Range	Average

	(In Thousands)
Assets:
Real estate owned	$545	Sales approach	Adjustment to sales comparison value	- 40% to - 10%	- 40% to - 10%	%

	At December 31, 2024
	Fair	Valuation	Unobservable		Weighted
	Value	Technique	Input	Range	Average

	(In Thousands)
Assets:
Real estate owned	$767	Sales approach	Adjustment to sales comparison value	- 40% to - 10%	- 40% to - 10%	%
Real estate owned	4,353	Income approach	Capitalization rate	6.00%	6.00%	%

The Company did not have any liabilities that were carried at fair value on a non-recurring basis at September 30, 2025 and December 31, 2024.

The methods and assumptions used to estimate fair value at September 30, 2025 and December 31, 2024 are as follows:

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

The carrying amounts and estimated fair value of our financial instruments are as follows:

			Fair Value at September 30, 2025
			Quoted
			Prices in
			Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
	Carrying		Assets	Inputs	Inputs
(In thousands)	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Cash and cash equivalents	$64,337	$64,337	$64,337	$—	$—
Certificates of deposit	100	100	—	100	—
Securities held to maturity	16,308	13,585	—	13,585	—
Loans receivable, net	1,869,006	1,864,304	—	—	1,864,304
Investments in restricted stock	410	410	—	410	—
Accrued interest receivable	12,794	12,794	—	12,794	—
Financial Liabilities
Deposits	1,515,394	1,517,170	—	1,517,170	—
Accrued interest payable	802	802	—	—	—
Borrowings	170,000	170,000	170,000	—	—

			Fair Value at December 31, 2024
			Quoted
			Prices in
			Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
	Carrying		Assets	Inputs	Inputs
(In thousands)	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Cash and cash equivalents	$78,259	$78,259	$78,259	$—	$—
Certificates of deposit	100	100	—	100	—
Securities held to maturity	14,616	11,858	—	11,858	—
Loans receivable	1,807,768	1,801,607	—	—	1,801,607
Investments in restricted stock	397	397	—	397	—
Accrued interest receivable	13,481	13,481	—	13,481	—
Financial Liabilities
Deposits	1,670,375	1,674,376	—	1,674,376	—

Note 11 — Revenue Recognition

The majority of the Company’s revenues come from interest income and other sources, including loans and securities that are outside the scope of ASC 606, Revenue from Contracts with Customers. The Company’s services that fall within the scope of ASC 606 are presented within noninterest income and are recognized as revenue as the Company satisfies its obligation to the customer. Services within the scope of ASC 606 include service charges on deposits, electronic banking fees and charges income, and investment advisory fees.

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals such as referral fees based on month end reports. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of September 30, 2025, the Company did not have any significant contract balances.

All of the Company’s revenue from contracts with customers within the scope of ASC 606 is recognized within noninterest income. The following table presents the Company’s sources of noninterest income for the three and nine months ended September 30, 2025 and 2024. Sources of revenue outside the scope of ASC 606 are noted as such:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(In Thousands)		(In Thousands)
Non-interest income:
Deposit-related fees and charges	$17	$17	$51	$46
Loan-related fees and charges(1)	314	315	1,047	816
Electronic banking fees and charges	307	257	891	751
Earnings on bank owned life insurance(1)	177	167	514	486
Unrealized gain (loss) on equity securities(1)	170	547	521	445
Miscellaneous(1)	29	46	83	90
Total non-interest income	$1,014	$1,349	$3,107	$2,634

(1)	Not within the scope of ASC 606.

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

Note 12 — Other Non-Interest Expenses

The following is an analysis of other non-interest expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(In Thousands)		(In Thousands)
Other	$173	$155	$734	$530
Regulatory insurance premium and assessments	793	823	2,411	2,280
Dues and subscriptions	220	182	647	574
Service contracts	426	438	1,293	1,284
Consulting expense	195	190	513	590
Telephone	145	145	438	478
Directors' compensation	221	233	676	719
Audit and accounting	130	130	420	406
Insurance	110	106	310	318
Director, officer, and employee expense	78	78	213	238
Legal fees	276	84	539	269
Office supplies and stationary	35	40	140	148
Recruiting expense	3	3	60	30
	$2,805	$2,607	$8,394	$7,864

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

The product of the number of shares granted and the grant date market price of the Company’s common stock determine the fair value of restricted stock under the Company’s 2022 Equity Incentive Plan. Management recognizes compensation expense for the fair value of restricted stock on a straight-line basis over the requisite service period for the entire award. During the third quarter of 2025, the Company granted 7,440 shares of restricted stock and 70,000 shares of nonqualified stock options in the aggregate to employees and one director. The fair value of restricted stock is determined by the product of the number of shares granted and the final market price of the Company’s common stock at the grant date. The fair value of the share-based payments for the nonqualified stock options is estimated using the Black-Scholes option-pricing model. The assumptions used to estimate the fair value of the nonqualified stock options includes 6.5 expected life, 4.18% risk free interest rate, 3.59% projected dividend yield, and 31.02% volatility rate. As of September 30, 2025 and December 31, 2024, there were 19,335 shares of stock option available for future awards under this plan.

A summary of the Company’s restricted stock activity and related information for the three and nine months ended September 30, 2025 and 2024 follows:

	2025
		Weighted
		Average
	Shares	Market Price
Outstanding at December 31, 2024	234,635	$14.58
Granted	—	—
Forfeited	—	—
Vested	—	—
Outstanding at March 31, 2025	234,635	$14.58
Granted	—	—
Forfeited	—	—
Vested	—	—
Outstanding at June 30, 2025	234,635	$14.58
Granted	7,440	22.10
Forfeited	—	—
Vested	24,480	—
Outstanding at September 30, 2025	217,595	$14.84

	2024
		Weighted
		Average
	Shares	Market Price
Outstanding at December 31, 2023	286,508	$13.72
Granted	—	—
Forfeited	—	—
Vested	—	—
Outstanding at March 31, 2024	286,508	$13.72
Granted	—	—
Forfeited	—	—
Vested	—	—
Outstanding at June 30, 2024	286,508	$13.72
Granted	30,000	22.82
Forfeited	—	—
Vested	17,376	—
Outstanding at September 30, 2024	299,132	$14.63

Compensation expense related to restricted stock was $301,000 and $290,000 for the three months, and $887,000 and $794,000 for the nine months ended September 30, 2025 and 2024, respectively. At September 30, 2025 and December 31, 2024, the total compensation cost related to non-vested restricted stock awards that has not yet been recognized was $2.6 million and $3.3 million, respectively, which cost is expected to be recognized over the next three years.

A summary of the Company’s stock option activity and related information for the three and nine months ended September 30, 2025 and 2024 follows:

	2025
		Weighted
		Average
	Options	Exercise Price
Outstanding at December 31, 2024	842,896	$13.72
Granted	—	—
Forfeited	—	—
Exercised	14,480	12.40
Outstanding at March 31, 2025	828,416	$13.74
Exercisable at March 31, 2025	322,078	13.78

Granted	—	—
Forfeited	—	—
Exercised	—	—
Outstanding at June 30, 2025	828,416	$13.74
Exercisable at June 30, 2025	322,078	13.78

Granted	70,000	22.30
Forfeited	—	—
Exercised	8,000	14.08
Outstanding at September 30, 2025	890,416	$14.41
Exercisable at September 30, 2025	350,278	15.32

	2024
		Weighted
		Average
	Options	Exercise Price
Outstanding at December 31, 2023	880,097	$13.67
Granted	—	—
Forfeited	—	—
Exercised	1,000	14.08
Outstanding at March 31, 2024	879,097	$13.67
Exercisable at March 31, 2024	175,019	13.67

Granted	—	—
Forfeited	—	—
Exercised	—	—
Outstanding at June 30, 2024	879,097	$13.67
Exercisable at June 30, 2024	175,019	13.67

Granted	—	—
Forfeited	—	—
Exercised	—	—
Outstanding at September 30, 2024	879,097	$13.67
Exercisable at September 30, 2024	218,460	13.67

Weighted average fair value
of options granted in current year		$397,000

Compensation cost related to stock options is recognized based on the fair value of the stock options at the grant date on a straight-line basis over the vesting period. Compensation expense related to stock options was $206,000 and

$192,000 for the three months, and $577,000 and $576,000 for the nine months ended September 30, 2025 and 2024, respectively. At September 30, 2025 and December 31, 2024, unrecognized compensation cost related to stock option awards was $1.9 million and $2.1 million, respectively, which is expected to be recognized over the next three years.

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

The following table presents the Company’s reported segment revenues, profit or loss and significant segment expenses for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(In Thousand)		(In Thousand)
Total interest income	$39,279	$41,183	$115,525	$119,541
Total interest expense	13,340	14,897	40,247	42,047
Net interest income	25,939	26,286	75,278	77,494
Provision for (reversal of) credit loss	—	105	237	(286)
Net interest income after provision for credit losses	25,939	26,181	75,041	77,780
Total non-interest income	1,014	1,349	3,107	2,634
Non-interest expense:
Salaries and employee benefits	5,416	5,135	17,000	15,738
Occupancy expense	738	735	2,227	2,116
Equipment	225	187	695	661
Outside data processing	814	681	2,307	1,924
Advertising	115	128	340	310
Real estate owned expense	238	488	515	527
Other	2,805	2,607	8,394	7,864
Total Non-Interest Expenses	10,351	9,961	31,478	29,140
Income before income tax expense	16,602	17,569	46,670	51,274
Income tax expense	4,737	4,883	13,068	14,416
Segment net income	11,865	12,686	$33,602	$36,858

Reconciliation of profit or loss
Adjustments and reconciling items	—	—	—	—
Consolidated net income	$11,865	$12,686	$33,602	$36,858

Earnings per common share - Basis	$0.90	$0.97	$2.54	$2.81
Earnings per common share - Diluted	0.87	0.95	2.47	2.78

The measure of segment assets is reported as total assets on the Consolidated Statement of Condition.

The following table presents the Company’s reported segment assets as of September 30, 2025 and December 31, 2024:

	September 30,	December 31,
	2025	2024

	(In Thousand)
Segment assets
Adjustments and reconciling items	$—	$—
Consolidated total assets	2,056,246	2,009,581

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

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which modernizes the accounting for internal-use software that is developed using an incremental and iterative method (e.g., agile method). The guidance removes all references to project stages in ASC 350-40 and clarifies the threshold entities apply to begin capitalizing costs. The guidance specifies that the property, plant, and equipment disclosure requirements under ASC 360-10 apply to capitalized software costs accounted for under ASC 350-40, regardless of how those costs are presented in the financial statements. The guidance, which applies to all entities, is effective for fiscal years beginning after December 15, 2027, and interim periods within those fiscal years. Entities may apply the guidance using a prospective, retrospective, or modified transition approach. Early adoption is permitted. This Update is not expected to have a significant impact on the Company’s financial statements.

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

The Company cautions readers of this report that a number of important factors could cause the Company’s actual results to differ materially from those expressed in forward-looking statements. Factors that could cause actual results to differ from those predicted and could affect the future prospects of the Company include, but are not limited to:

(i)	General economic conditions, including higher inflation or recessionary conditions, either nationally or in our market area, that are worse than expected;
(ii)	Changes in the interest rate environment that reduce our interest margins, reduce the fair value of financial instruments or reduce the demand for our loan products;
(iii)	Increased competitive pressures among financial services companies;
(iv)	Changes in consumer spending, borrowing and savings habits;
(v)	Changes in the quality and composition of our loan or investment portfolios and the adequacy of credit loss allowances;
(vi)	Changes in real estate market values in our market area;
(vii)	Decreased demand for loan products, deposit flows, competition, or decreased demand for financial services in our market area;
(viii)	Major catastrophes such as earthquakes, floods or other natural or human disasters and pandemics or infectious disease outbreaks, the related disruption to local, regional and global economic activity and financial markets, and the impact that any of the foregoing may have on us and our customers and other constituencies;
(ix)	Legislative, regulatory or policy changes, including those relating, but not limited, to banking, securities, rent regulation and housing, financial accounting and reporting, environmental protection and insurance matters and the impact of such changes, as well as our ability to comply such changes in a timely manner
(x)	Changes in the monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board;
(xi)	The impacts of tariffs, sanctions and other trade policies of the United States and its global trading counterparts and the impact of changing political conditions or federal government shutdowns;
(xii)	Technological changes that may be more difficult or expensive than expected;
(xiii)	Success or consummation of new business initiatives may be more difficult or expensive than expected;
(xiv)	The inability to successfully integrate acquired businesses and financial institutions into our business operations;
(xv)	Adverse changes in the securities markets;
(xvi)	The impact of failures or disruptions in or breaches of the Company’s operational or security systems, data or infrastructure, or those of third parties, including as a result of cyberattacks or campaigns;
(xvii)	The inability of third party service providers to perform; and
(xviii)	Changes in accounting policies and practices, as may be adopted by bank regulatory agencies or the Financial Accounting Standards Board.

Critical Accounting Policies

We consider accounting policies involving significant judgements and assumptions by management that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies. We consider these accounting policies to be our crucial accounting policies. The judgements and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Actual results could differ from these judgements and estimates under different conditions, resulting in a change that could have a material impact on the carrying values of our assets and liabilities and our results of operations. There have been no changes in the critical accounting policies since the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Balance Sheet Analysis

General

Total assets increased $46.7 million, or 2.3%, to $2.1 billion at September 30, 2025, from $2.0 billion at December 31, 2024. The increase in assets was primarily due to increases in net loans of $61.2 million, equity securities of $3.5 million, and securities held-to-maturity of $1.7 million, partially offset by decreases in cash and cash equivalents of $13.9 million, real estate owned of $4.6 million, and other assets of $2.0 million.

Cash and cash equivalents decreased $13.9 million, or 17.8%, to $64.3 million at September 30, 2025 from $78.3 million at December 31, 2024. The decrease in cash and cash equivalents was a result of partially funding an increase in net loans of $61.2 million.

Equity securities increased $3.5 million, or 16.0%, to $25.5 million at September 30, 2025 from $22.0 million at December 31, 2024. The increase in equity securities was attributable to the purchase of $3.0 million in equity securities during the nine months ended September 30, 2025 and market appreciation of $521,000 due to market interest rate volatility during the nine months ended September 30, 2025.

Securities held-to-maturity increased $1.7 million, or 11.6%, to $16.3 million at September 30, 2025 from $14.6 million at December 31, 2024 due to purchases of $2.5 million in municipal bonds, partially offset by $800,000 in maturities and pay-downs of various investment securities.

Loans, net of the allowance for credit losses, increased $61.2 million, or 3.4%, to $1.9 billion at September 30, 2025 from $1.8 billion at December 31, 2024. The increase in loans consisted of increases of $91.8 million in multi-family loans of which $53.3 million is attributed to residential cooperative building loans, $9.8 million in non-residential loans, and $2.9 million in commercial and industrial loans. The increases in these loan categories were partially offset by decreases of $40.5 million in construction loans, $1.6 million in consumer loans, $1.2 million in mixed-use loans, and $298,000 in one-to-four family loans. The decrease in our construction loan portfolio was due to normal pay-downs and principal reductions as construction projects were completed and either condominium units were sold to end buyers or multi-family rental buildings were refinanced by other financial institutions.

During the nine months ended September 30, 2025, we originated loans totaling $714.3 million consisting primarily of $528.3 million in construction loans, $107.8 million in multi-family loans of which $43.2 million is attributed to residential cooperative building loans, $66.5 million in commercial and industrial loans, $11.1 million in non-residential loans, and $730,000 in mixed-use loans. The $528.3 million in construction loans had 43.6% disbursed at loan closing, with the remaining funds to be disbursed over the terms of the construction loans.

The allowance for credit losses related to loans decreased to $4.7 million as of September 30, 2025, from $4.8 million as of December 31, 2024. The decrease in the allowance for credit losses related to loans was due to charge-offs totaling $678,000, offset by recoveries totaling $534,000 and provision for credit losses totaling $62,000.

Premises and equipment increased $702,000, or 2.8%, to $25.5 million at September 30, 2025 from $24.8 million at December 31, 2024 primarily due to the purchases of additional fixed assets and the expansion of our Kiryas Joel branch office.

Federal Home Loan Bank stock increased $13,000, or 3.3%, to $410,000 at September 30, 2025 from $397,000 at December 31, 2024 primarily due to an increase in mortgage-related assets.

Bank owned life insurance (“BOLI”) increased $513,000, or 2.0%, to $26.3 million at September 30, 2025 from $25.7 million at December 31, 2024 due to increases in the BOLI cash value.

Accrued interest receivable decreased $687,000, or 5.1%, to $12.8 million at September 30, 2025 from $13.5 million at December 31, 2024 due to a 25 basis point decrease in the Prime Rate that occurred in September 2025, partially offset by an increase of $61.2 million in the loan portfolio.

Real estate owned decreased $4.6 million, or 89.4%, to $545,000 at September 30, 2025 from $5.1 million at December 31, 2024 due to the sale of a foreclosed property to an independent third party and a charge-off totaling $222,000 on the remaining foreclosed property.

Property held for investment decreased $27,000, or 2.0%, to $1.3 million at September 30, 2025 from $1.4 million at December 31, 2024 due to the amortization of property.

Right of use assets — operating increased $211,000, or 5.3%, to $4.2 million at September 30, 2025 from $4.0 million at December 31, 2024, primarily due to the physical expansion of a branch office, partially offset by the amortization of the right of use assets.

Other assets decreased $2.0 million, or 17.4%, to $9.6 million at September 30, 2025 from $11.6 million at December 31, 2024 due to decreases of $2.5 million in tax assets and $7,000 in miscellaneous assets, partially offset by increases of $433,000 in suspense accounts and $15,000 in prepaid expenses.

Total deposits decreased $155.0 million, or 9.3%, to $1.5 billion at September 30, 2025 from $1.7 billion at December 31, 2024. The decrease in deposits was primarily due to decreases in certificates of deposit of $198.7 million, or 19.8% and savings account balances of $7.9 million, or 5.7%, partially offset by increases in NOW/money market accounts of $51.6 million, or 21.2% and non-interest bearing deposits of $1.7 million, or 0.6%. The decrease of $198.7 million in certificates of deposit consisted of decreases in brokered certificates of deposit of $117.6 million, or 27.0%, retail certificates of deposit of $106.8 million, or 20.8%, and military deposits of $4.8 million, or 24.1%, partially offset by an increase in non-brokered listing services certificates of deposit of $30.4 million, or 90.5%.

The decrease in brokered certificates of deposit was due to management’s strategy to reduce the cost of funds by “calling” higher rate brokered deposits on their call dates and to rely less on brokered deposits. The decrease in retail certificates of deposit was due to a shift in deposits to our retail high yield money market accounts. The increase in non-brokered listing services certificates of deposits was due to management’s strategy to diversify funding sources.

Advance payments by borrowers for taxes and insurance increased $1.2 million, or 75.5%, to $2.8 million at September 30, 2025 from $1.6 million at December 31, 2024 due primarily to accumulation of real estate tax payments from borrowers.

Borrowings increased to $170.0 million at September 30, 2025 from none at December 31, 2024 due primarily to management’s strategy to diversify funding sources.

Lease liability – operating increased $225,000, or 5.5%, to $4.3 million at September 30, 2025 from $4.1 million at December 31, 2024, primarily due to the physical expansion of a branch office, partially offset by the amortization of the lease liability.

Accounts payable and accrued expenses increased $4.5 million, or 30.8%, to $19.0 million at September 30, 2025 from $14.5 million at December 31, 2024 due primarily to increases in accrued dividends payable of $3.4 million, accrued borrowing interest expense of $802,000, deferred compensation of $458,000, suspense accounts for loan closings of $51,000, and the allowance for credit losses for off-balance sheet commitments of $175,000, partially offset by a decrease in accrued expense of $548,000.

The allowance for credit losses for off-balance sheet commitments increased $175,000, or 24.9%, to $879,000 at September 30, 2025 from $704,000 at December 31, 2024 due primarily to an increase of $83.5 million, or 14.9%, in off-balance sheet commitments since December 31, 2024.

Stockholders’ equity increased $25.7 million, or 8.1% to $344.0 million at September 30, 2025, from $318.3 million at December 31, 2024. The increase in stockholders’ equity was due to net income of $33.6 million for the nine months ended September 30, 2025, an increase of $651,000 in earned employee stock ownership plan shares coupled with a reduction of $837,000 in unearned employee stock ownership plan shares, the amortization expense of $1.4 million relating to restricted stock and stock options granted under the Company’s 2022 Equity Incentive Plan, and $5,000 in other comprehensive income, partially offset by dividends declared of $10.7 million and $14,000 in stock options exercised.

Results of Operations for the Three Months Ended September 30, 2025 and 2024

Financial Highlights

Net income for the three months ended September 30, 2025 was $11.9 million compared to net income of $12.7 million for the three months ended September 30, 2024. The decrease in net income of $821,000, or 6.5%, between periods was primarily due to an increase of $390,000 in non-interest expense, a decrease of $347,000 in net interest income, and a decrease of $335,000 in non-interest income, partially offset by no credit loss expense for the three months ended September 30, 2025 compared to a credit loss expense of $105,000 for the three months ended September 30, 2024 and a decrease of $146,000 in income tax expense.

Net Interest Income

Net interest income was $25.9 million for the three months ended September 30, 2025, as compared to $26.3 million for the three months ended September 30, 2024. The decrease in net interest income of $347,000, or 1.3%, was primarily due to a decrease in interest income that exceeded a decrease in interest expense caused by decreases in the yield on interest earning assets and the cost of funds for interest bearing liabilities.

Total interest and dividend income decreased $1.9 million, or 4.6%, to $39.3 million for the three months ended September 30, 2025 from $41.2 million for the three months ended September 30, 2024. The decrease in interest and dividend income was due to a decrease in the yield on interest earning assets by 74 basis points from 8.89% for the three months ended September 30, 2024 to 8.15% for the three months ended September 30, 2025, partially offset by an increase in the average balance of interest earning assets of $76.5 million, or 4.1%, to $1.9 billion for the three months ended September 30, 2025 from $1.9 billion for the three months ended September 30, 2024.

Interest expense decreased $1.6 million, or 10.5%, to $13.3 million for the three months ended September 30, 2025 from $14.9 million for the three months ended September 30, 2024. The decrease in interest expense was due to a decrease in the cost of interest bearing liabilities by 54 basis points from 4.45% for the three months ended September 30, 2024 to 3.91% for the three months ended September 30, 2025, partially offset by an increase in average interest bearing liabilities of  $26.4 million, or 2.0%, to $1.4 billion for the three months ended September 30, 2025 from $1.3 billion for the three months ended September 30, 2024.

Our net interest margin decreased 30 basis points, or 5.3%, to 5.38% for the three months ended September 30, 2025 compared to 5.68% for the three months ended September 30, 2024. The decrease in the net interest margin was due to a 100 basis points decrease in the Federal Funds rate from September 2024 to December 2024 and a 25 basis points decrease in the Federal Funds rate in September 2025 that resulted in a decrease in the yield on interest-earning assets, partially offset by a smaller decrease in the cost of funds on interest-bearing liabilities.

Credit Loss Expense

The Company recorded no credit loss expense for the three months ended September 30, 2025 compared to a credit loss expense of $105,000 for the three months ended September 30, 2024.

The credit loss expense of $105,000 for the three months ended September 30, 2024 was comprised of a credit loss expense for off-balance sheet commitments of $105,000 primarily attributable to an increase in the weighted average remaining maturity for the aggregate unfunded off-balance sheet commitments.

With respect to the allowance for credit losses for loans, we charged-off $75,000 during the three months ended September 30, 2025 as compared to charge-offs of $82,000 during the three months ended September 30, 2024. The charge-offs during both periods were against various unpaid overdrafts in our demand deposit accounts.

We recorded recoveries of $99,000 during the three months ended September 30, 2025 compared to no recoveries during the three months ended September 30, 2024. The recoveries of $99,000 during the three months ended September 30, 2025 were comprised of recoveries from a previously charged-off unpaid overdraft on a demand deposit account.

Non-Interest Income

Non-interest income for the three months ended September 30, 2025 was $1.0 million compared to non-interest income of $1.3 million for the three months ended September 30, 2024. The decrease of $335,000, or 24.8%, in total non-interest income was primarily due to decreases of $377,000 in unrealized gain on equity securities and $17,000 in miscellaneous other non-interest income, partially offset by increases of $49,000 in other loan fees and service charges and $10,000 in BOLI income.

The decrease in unrealized gain on equity securities was due to an unrealized gain of $170,000 on equity securities during the three months ended September 30, 2025 compared to an unrealized gain of $547,000 on equity securities during the three months ended September 30, 2024. The unrealized gains of $170,000 and $547,000 on equity securities during the three months ended September 30, 2025 and 2024, respectively, were due to market interest rate volatility during both periods.

The increase of $49,000 in other loan fees and service charges was due to an increase of $50,000 in ATM/debit card/ACH fees. The increase in BOLI income of $10,000 was due to an increase in the yield on BOLI assets.

Non-Interest Expense

Non-interest expense increased $390,000, or 3.9%, to $10.4 million for the three months ended September 30, 2025 from $10.0 million for the three months ended September 30, 2024. The increase resulted primarily from increases of $281,000 in salaries and employee benefits, $198,000 in other operating expense, $133,000 in outside data processing expense, $38,000 in equipment expense, and $3,000 in occupancy expense, partially offset by decreases of $250,000 in real estate owned expense and $13,000 in advertising expense.

Salaries and employee benefits increased $281,000, or 5.5%, to $5.4 million for the three months ended September 30, 2025 from $5.1 million for the three months ended September 30, 2024 primarily due to the hiring of additional personnel to support the growth of the Company and an increase in employee compensation and benefits expense in order to retain key personnel, partially offset by an increase in loan origination offset expenses.

Other non-interest operating expense increased $198,000, or 7.6%, to $2.8 million for the three months ended September 30, 2025 from $2.6 million for the three months ended September 30, 2024 due mainly to increases of $192,000 in legal fees, $39,000 in dues and subscriptions, $19,000 in miscellaneous other non-interest expense, $6,000 in consulting fees, $3,000 in insurance expense, and $1,000 in telephone expense. These increases were partially offset by decreases of $30,000 in regulatory fees, $13,000 in service contracts expense, $13,000 in directors compensation, and $5,000 in office supplies.

Legal fees increased $192,000, or 228.6%, to $276,000 for the three months ended September 30, 2025 from $84,000 for the three months ended September 30, 2024 due to legal proceedings to resolve problem loans, recovery efforts for losses incurred from previously charged-off loans and overdrafts, and general legal services. Dues and subscriptions increased $38,000, or 20.9%, to $220,000 for the three months ended September 30, 2025 from $182,000 for the three months ended September 30, 2024 due to an increase in dues and subscriptions for general corporate purposes.

The increase of $18,000 in miscellaneous other non-interest expense was mainly due to increases of $7,000 in miscellaneous charge-offs, $6,000 in check and correspondence bank charges, $2,000 in public company expenses, $2,000 in miscellaneous expenses, and $1,000 in postage expense. The increases of $5,000 in consultant fees and $4,000 in insurance expense were due to normal increases.

Regulatory fees decreased $30,000, or 3.6%, to $793,000 for the three months ended September 30, 2025 from $823,000 for the three months ended September 30, 2024 due to over-accrual adjustments during the three months ended September 30, 2025. Due to efforts to contain cost, service contracts expense decreased $12,000, or 2.7%, to $426,000 for the three months ended September 30, 2025 from $438,000 for the three months ended September 30, 2024 and office supplies expense decreased $5,000, or 12.5%, to $35,000 for the three months ended September 30, 2025 from $40,000 for the three months ended September 30, 2024. Directors’ compensation decreased $12,000, or 5.2%, to

$221,000 for the three months ended September 30, 2025 from $233,000 for the three months ended September 30, 2024 due to a reduction in the amortization expense related to the 2022 Equity Incentive Plan.

Outside data processing expense increased $133,000, or 19.5%, to $814,000 for the three months ended September 30, 2025 from $681,000 for the three months ended September 30, 2024 due to an increase in transactions and additional data processing services. Equipment expense increased $38,000, or 20.3%, to $225,000 for the three months ended September 30, 2025 from $187,000 for the three months ended September 30, 2024 due to upgrades of equipment. Occupancy expense increased $3,000, or 0.4%, to $738,000 for the three months ended September 30, 2025 from $735,000 for the three months ended September 30, 2024 primarily as a result of the increased cost of operating office space.

Real estate owned expense decreased $250,000, or 51.2%, to $238,000 for the three months ended September 30, 2025 from $488,000 for the three months ended September 30, 2024 due to a reduction in charge-offs. We recorded a charge-off of $478,000 on a foreclosed property during the three months ended September 30, 2024 compared to a charge-off of $222,000 on a foreclosed property during the three months ended September 30, 2025. The write down of $222,000 on the fair market value of a foreclosed property during the three months ended September 30, 2025 was due to the office occupancy rate in the Pittsburgh business district office market continuing to deteriorate due to workers continuing to work remotely post pandemic and the high operating expenses due to inflation.

Advertising expense decreased $13,000, or 10.2%, to $115,000 for the three months ended September 30, 2025 from $128,000 for the three months ended September 30, 2024 due to a decrease in various marketing campaigns.

Income Taxes

We recorded income tax expense of $4.7 million and $4.9 million for the three months ended September 30, 2025 and 2024, respectively. For the three months ended September 30, 2025, we had approximately $216,000 in tax exempt income, compared to approximately $203,000 in tax exempt income for the three months ended September 30, 2024. Our effective income tax rate was 28.5% for the three months ended September 30, 2025 compared to 27.8% for the three months ended September 30, 2024.

Results of Operations for the Nine Months Ended September 30, 2025 and 2024

Financial Highlights

Net income for the nine months ended September 30, 2025 was $33.6 million compared to net income of $36.9 million for the nine months ended September 30, 2024. The decrease in net income of $3.2 million, or 8.8%, between periods was primarily due to an increase of $2.3 million in non-interest expense, a decrease of $2.2 million in net interest income, and an increase of $523,000 in credit loss expense, partially offset by an increase of $473,000 in non-interest income and a decrease of $1.3 million in income tax expense.

Net Interest Income

Net interest income was $75.3 million for the nine months ended September 30, 2025 as compared to $77.5 million for the nine months ended September 30, 2024. The decrease in net interest income of $2.2 million, or 2.9%, was primarily due to a decrease in interest income that exceeded a decrease in interest expense and a decrease in the yield on interest earning assets, partially offset by a smaller decrease in the cost of funds for interest bearing liabilities.

Total interest and dividend income decreased $4.0 million, or 3.4%, to $115.5 million for the nine months ended September 30, 2025 from $119.5 million for the nine months ended September 30, 2024. The decrease in interest and dividend income was due to a decrease in the yield on interest earning assets by 75 basis points from 8.85% for the nine months ended September 30, 2024 to 8.10% for the nine months ended September 30, 2025, partially offset by an increase in the average balance of interest earning assets of $100.3 million, or 5.6%, to $1.9 billion for the nine months ended September 30, 2025 from $1.8 billion for the nine months ended September 30, 2024.

Interest expense decreased $1.8 million, or 4.3%, to $40.2 million for the nine months ended September 30, 2025 from $42.0 million for the nine months ended September 30, 2024. The decrease in interest expense was due to a decrease in the cost of interest bearing liabilities by 41 basis points from 4.36% for the nine months ended September 30, 2024 to 3.95% for the nine months ended September 30, 2025, partially offset by an increase in average interest bearing liabilities of $72.4 million, or 5.6%, to $1.4 billion for the nine months ended September 30, 2025 from $1.3 billion for the nine months ended September 30, 2024.

Net interest margin decreased 46 basis points, or 8.0%, to 5.28% for the nine months ended September 30, 2025 compared to 5.74% for the nine months ended September 30, 2024. The decrease in the net interest margin was due to a 100 basis points decrease in the Federal Funds rate from September 2024 to December 2024 and a 25 basis points decrease in the Federal Funds rate in September 2025 that resulted in a decrease in the yield on interest-earning assets, partially offset by a smaller decrease in the cost of funds on interest-bearing liabilities.

Credit Loss Expense

The Company recorded a credit loss expense of $237,000 for the nine months ended September 30, 2025 compared to a credit loss expense reduction of $286,000 for the nine months ended September 30, 2024. The credit loss expense of $237,000 for the nine months ended September 30, 2025 was comprised of credit loss expense for loans of $62,000 and credit loss expense for off-balance sheet commitments of $175,000.

The credit loss expense for loans of $62,000 for the nine months ended September 30, 2025 was primarily due to an increase in the multi-family loan portfolio. The credit loss expense for off-balance sheet commitments of $175,000 for the nine months ended September 30, 2025 was primarily due to an increase in unfunded off-balance sheet commitments.

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

With respect to the allowance for credit losses for loans, we charged-off $678,000 during the nine months ended September 30, 2025 as compared to charge-offs of $115,000 during the nine months ended September 30, 2024. The charge-offs during both periods were against various unpaid overdrafts in our demand deposit accounts.

We recorded recoveries of $534,000 during the nine months ended September 30, 2025 compared to no recoveries during the nine months ended September 30, 2024. The recoveries of $534,000 during the nine months ended September 30, 2025 were comprised of recoveries of $350,000 with respect to a previously charged-off non-residential mortgage loan and $184,000 from previously charged-off unpaid overdrafts on demand deposit accounts.

Non-Interest Income

Non-interest income for the nine months ended September 30, 2025 was $3.1 million compared to non-interest income of $2.6 million for the nine months ended September 30, 2024. The increase of $473,000, or 18.0%, in total non-interest income was primarily due to increases of $376,000 in other loan fees and service charges, $76,000 in unrealized gain on equity securities, and $28,000 in BOLI income, partially offset by a decrease of $7,000 in miscellaneous other non-interest income.

The increase of $376,000 in other loan fees and service charges was due to increases of $231,000 in other loan fees and loan servicing fees, $141,000 in ATM/debit card/ACH fees, and $4,000 in deposit account fees. The increase in unrealized gain on equity securities was due to an unrealized gain of $521,000 on equity securities during the nine months ended September 30, 2025 compared to an unrealized gain of $445,000 on equity securities during the nine months ended September 30, 2024. Both the unrealized gains on equity securities during the 2024 and 2025 periods were due to market interest rate volatility during the respective periods. The increase in BOLI income of $28,000 was due to an increase in the yield on BOLI assets.

Non-Interest Expense

Non-interest expense increased $2.3 million, or 8.0%, to $31.5 million for the nine months ended September 30, 2025 from $29.1 million for the nine months ended September 30, 2024. The increase resulted primarily from increases of $1.3 million in salaries and employee benefits, $529,000 in other operating expense, $384,000 in outside data processing expense, $111,000 in occupancy expense, $34,000 in equipment expense, and $30,000 in advertising expense, partially offset by a decrease of $12,000 in real estate owned expense,

Salaries and employee benefits increased $1.3 million, or 8.0%, to $17.0 million for the nine months ended September 30, 2025 from $15.7 million for the nine months ended September 30, 2024 primarily due to the hiring of additional personnel to support the growth of the Company and an increase in employee compensation and benefits expense in order to retain key personnel, partially offset by an increase in loan origination offset expenses.

Other non-interest expense increased $530,000, or 6.7%, to $8.4 million for the nine months ended September 30, 2025 from $7.9 million for the nine months ended September 30, 2024 due mainly to increases of $270,000 in legal fees, $203,000 in miscellaneous other non-interest expense, $130,000 in regulatory fess, $73,000 in dues and subscriptions, $30,000 in recruitment expenses, $14,000 in audit and accounting fees, and $9,000 in service contracts expense. These increases were partially offset by decreases of $77,000 in consulting fees, $43,000 in directors compensation, $40,000 in telephone expense, $25,000 in directors, officers, and employee expenses, $9,000 in insurance expense, and $8,000 in office supplies.

Legal fees increased $270,000, or 100.4%, to $539,000 for the nine months ended September 30, 2025 from $269,000 for the nine months ended September 30, 2024 due to legal proceedings to resolve problem loans, recovery efforts for losses incurred from previously charged-off loans and overdrafts, and general legal services.

The increase of $204,000 in miscellaneous other non-interest expense was mainly due to increases of $69,000 in miscellaneous charge-offs, $60,000 in miscellaneous expenses, $47,000 in public company expenses, $18,000 in check and correspondence bank charges, and $9,000 in postage expense.

Regulatory fees increased $131,000, or 5.8%, to $2.4 million for the nine months ended September 30, 2025 from $2.3 million for the nine months ended September 30, 2024 due to an increase in our total assets. Dues and subscriptions increased $73,000, or 12.7%, to $647,000 for the nine months ended September 30, 2025 from $574,000 for the nine months ended September 30, 2024 due to an increase in dues and subscriptions for general corporate purposes.

Recruiting expense increased $30,000, or 100.0%, to $60,000 for the nine months ended September 30, 2025 from $30,000 for the nine months ended September 30, 2024 due to our increased usage of traditional recruiting firms in 2025 for personnel hirings. Audit and accounting expense increased $14,000, or 3.5%, to $420,000 for the nine months ended September 30, 2025 from $406,000 for the nine months ended September 30, 2024 due to normal increases by the Company’s accounting firms. Service contracts expense increased $9,000, or 0.7%, to $1.3 million for the nine months ended September 30, 2025 from $1.3 million for the nine months ended September 30, 2024 due to the increased cost to support the growth of the Company.

Consultant fees decreased $77,000, or 13.1%, to $513,000 for the nine months ended September 30, 2025 from $590,000 for the nine months ended September 30, 2024 due to less reliance on consultants in 2025. Directors’ compensation decreased $43,000, or 6.0%, to $676,000 for the nine months ended September 30, 2025 from $719,000 for the nine months ended September 30, 2024 due to a reduction in the amortization expense related to the 2022 Equity Incentive Plan.

Due to efforts to contain cost, telephone expense decreased $40,000, or 8.4%, to $438,000 for the nine months ended September 30, 2025 from $478,000 for the nine months ended September 30, 2024, directors, officers, and employee expenses decreased $25,000, or 10.5%, to $213,000 for the nine months ended September 30, 2025 from $238,000 for the nine months ended September 30, 2024, insurance expense decreased $8,000, or 2.5%, to $310,000 for the nine months ended September 30, 2025 from $318,000 for the nine months ended September 30, 2024, and office supplies expense decreased $8,000, or 5.4%, to $140,000 for the nine months ended September 30, 2025 from $148,000 for the nine months ended September 30, 2024.

Outside data processing expense increased $383,000, or 19.9%, to $2.3 million for the nine months ended September 30, 2025 from $1.9 million for the nine months ended September 30, 2024 due to an increase in transactions and additional data processing services. Occupancy expense increased $111,000, or 5.2%, to $2.2 million for the nine months ended September 30, 2025 from $2.1 million for the nine months ended September 30, 2024 primarily as a result of the increased cost of operating office space. Equipment expense increased $34,000, or 5.1%, to $695,000 for the nine months ended September 30, 2025 from $661,000 for the nine months ended September 30, 2024 due to upgrades of equipment. Advertising expense increased $30,000, or 9.7%, to $340,000 for the nine months ended September 30, 2025 from $310,000 for the nine months ended September 30, 2024 due to an increase in various marketing campaigns.

Real estate owned expense decreased $12,000, or 2.3%, to $515,000 for the nine months ended September 30, 2025 from $527,000 for the nine months ended September 30, 2024 due to a reduction in charge-offs. We recorded a charge-off of $478,000 on a foreclosed property during the nine months ended September 30, 2024 compared to a charge-off of $222,000 on a foreclosed property during the nine months ended September 30, 2025, partially offset by closing cost expense of $231,000 associated with the sale of a foreclosed property during the nine months ended September 30, 2025. The write down of $222,000 on the fair market value of a foreclosed property during the nine months ended September 30, 2025 was due to the office occupancy rate in the Pittsburgh business district office market continuing to deteriorate due to workers continuing to work remotely post pandemic and the high operating expenses due to inflation.

Income Taxes

We recorded income tax expense of $13.1 million and $14.4 million for the nine months ended September 30, 2025 and 2024, respectively. For the nine months ended September 30, 2025, we had approximately $630,000 in tax exempt income, compared to approximately $597,000 in tax exempt income for the nine months ended September 30, 2024. Our effective income tax rates were 28.0% and 28.1% for the nine months ended September 30, 2025 and 2024, respectively.

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

	Three Months Ended September 30,
	2025			2024
	Average	Interest and	Yield/	Average	Interest and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost

Loans receivable	$1,826,726	38,281	8.38%	$1,717,875	$39,484	9.19%
Securities	39,901	275	2.76	34,920	212	2.43
Federal Home Loan Bank stock	1,070	7	2.62	712	15	8.43
Other interest-earning assets	61,177	716	4.68	98,903	1,472	5.95
Total interest-earning assets	1,928,874	39,279	8.15	1,852,410	41,183	8.89
Allowance for credit losses	(4,724)			(4,914)
Non-interest-earning assets	91,219			90,313
Total assets	$2,015,369			$1,937,809

Interest bearing demand	$298,408	$2,559	3.43%	$228,975	$2,423	4.23%
Savings and club accounts	134,258	730	2.17	140,047	848	2.42
Certificates of deposit	807,285	8,640	4.28	946,290	11,359	4.80
Interest-bearing deposits	1,239,951	11,929	3.85	1,315,312	14,630	4.45
Borrowed money	$125,346	1,411	4.50	23,603	267	4.52
Interest-bearing liabilities	1,365,297	13,340	3.91	1,338,915	14,897	4.45
Non-interest-bearing demand	284,100			271,207
Other non-interest-bearing liabilities	23,046			19,758
Total liabilities	1,672,443			1,629,880
Equity	342,926			307,929
Total liabilities and equity	$2,015,369			$1,937,809
Net interest income/interest spread		$25,939	4.24%		$26,286	4.44%
Net interest margin			5.38%			5.68%
Net interest-earning assets	$563,577			$513,495
Average interest-earning assets to interest-bearing liabilities	141.28%			138.35%

	Nine Months Ended September 30,
	2025			2024
	Average	Interest and	Yield/	Average	Interest and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost

Loans receivable	$1,783,195	$111,903	8.37%	$1,672,582	$114,821	9.15%
Securities(1)	38,176	775	2.71	34,071	607	2.38
Federal Home Loan Bank stock	637	23	4.81	752	55	9.75
Other interest-earning assets	79,145	2,824	4.76	93,417	4,058	5.79
Total interest-earning assets	1,901,153	115,525	8.10	1,800,822	119,541	8.85
Allowance for credit losses	(4,892)			(4,977)
Non-interest-earning assets	94,435			90,087
Total assets	$1,990,696			$1,885,932

Interest bearing demand	$290,663	$7,405	3.40%	$202,097	$6,300	4.16%
Savings and club accounts	138,116	2,221	2.14	160,296	3,032	2.52
Certificates of deposit	860,890	28,289	4.38	880,741	31,127	4.71
Interest-bearing deposits	1,289,669	37,915	3.92	1,243,134	40,459	4.34
Borrowed money	69,812	2,332	4.45	43,916	1,588	4.82
Interest-bearing liabilities	1,359,481	40,247	3.95	1,287,050	42,047	4.36
Non-interest-bearing demand	276,529			282,786
Other non-interest-bearing liabilities	20,433			19,163
Total liabilities	1,656,443			1,588,999
Equity	334,253			296,933
Total liabilities and equity	$1,990,696			$1,885,932
Net interest income/interest spread		$75,278	4.15%		$77,494	4.49%
Net interest margin			5.28%			5.74%
Net interest-earning assets	$541,672			$513,772
Average interest-earning assets to interest-bearing liabilities	139.84%			139.92%

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

	Three Months Ended 9/30/2025
	Compared to
	Three Months Ended 9/30/2024
	Increase (Decrease)
	Due to
	Volume	Rate	Total

	(Dollars in thousands)
Interest income:
Loans receivable	$11,147	$(12,350)	$(1,203)
Securities	32	31	63
Federal Home Loan Bank stock	32	(40)	(8)
Other interest-earning assets	(485)	(271)	(756)
Total	$10,726	$(12,630)	$(1,904)
Interest expense:
Interest bearing demand deposit	$2,345	$(2,209)	$136
Savings accounts	(34)	(84)	(118)
Certificates of deposits	(1,565)	(1,154)	(2,719)
Borrowed money	1,153	(9)	1,144
Total	1,899	(3,456)	(1,557)
Net change in net interest income	$8,827	$(9,174)	$(347)

	Nine Months Ended 9/30/2025
	Compared to
	Nine Months Ended 9/30/2024
	Increase (Decrease)
	Due to
	Volume	Rate	Total

	(Dollars in thousands)
Interest income:
Loans receivable	$10,170	$(13,088)	$(2,918)
Securities	78	90	168
Federal Home Loan Bank stock	(7)	(25)	(32)
Other interest-earning assets	(569)	(665)	(1,234)
Total	$9,672	$(13,688)	$(4,016)
Interest expense:
Interest bearing demand deposit	$2,946	$(1,841)	$1,105
Savings accounts	(389)	(422)	(811)
Certificates of deposits	(690)	(2,148)	(2,838)
Borrowed money	945	(201)	744
Total	2,812	(4,612)	(1,800)
Net change in net interest income	$6,860	$(9,076)	$(2,216)

Asset Quality

The following table sets forth information with respect to our non-performing assets at the dates indicated.

	September 30,		December 31,
	2025		2024

	(Dollars in thousands)
Total non-accrual loans	$—		$—
Total accruing loans past due 90 days or more	—		—
Total non-performing loans	—		—
Real estate owned	545		5,120
Total non-performing assets	$545		$5,120
Total non-performing loans to total loans	—%		—%
Total non-performing assets to total assets	0.03%	%	0.25%

Non-performing assets totaled $545,000 at September 30, 2025 compared to $5.1 million at December 31, 2024. Non-performing assets at September 30, 2025 consisted of one foreclosed property located in Pittsburgh, Pennsylvania compared to two foreclosed properties at December 31, 2024. We sold one foreclosed property totaling $4.3 million located in the Bronx, New York on September 30, 2025 to a third-party buyer at no loss to the Company and, in connection therewith, we provided the financing to complete the multi-family project. We charged-off $222,000 against the foreclosed property in Pittsburgh during the nine months ended September 30, 2025 due to the office occupancy rate in the Pittsburgh business district office market continuing to deteriorate due to workers continuing to work remotely post pandemic and the high operating expenses due to inflation.

During the three and nine months ended September 30, 2025 and 2024, we did not collect any interest income from loans that were in non-accrual status.

From time to time, as part of our loss mitigation strategy, we may modify loans to borrowers in financial distress by providing principal forgiveness, term extension, an other-than-insignificant payment delay, or interest rate reduction. When principal forgiveness is provided, the amount of forgiveness is charged-off against the allowance for credit losses. There were no new loan modifications to borrowers experiencing financial difficulties during the three and nine months ended September 30, 2025 or 2024.

At September 30, 2025 and December 31, 2024, we had no loans modified to borrowers experiencing financial difficulty.

The following table sets forth an analysis of the activity in the allowance for credit losses related to loans for the periods indicated:

	September 30,	December 31,
	2025	2024

	(Dollars In Thousands)
Allowance at beginning of period	$4,830	$5,093
Provision for credit losses	62	1,084
Net Charge-offs:
Residential real estate loans:
One- to four-family	—	—
Multifamily	—	—
Mixed-use	—	—
Total residential real estate loans	—	—
Non-residential real estate loans	(350)	—
Construction loans	—	—
Commercial and industrial loans	—	1,000
Consumer loans	494	347
Total net charge-offs	144	1,347
Allowance at end of period	$4,748	$4,830
Total loans outstanding	$1,873,598	$1,812,598
Average loans outstanding	1,783,195	1,701,079
Ratio of allowance to non-performing loans	—%	—%
Ratio of allowance to total loans	0.25%	0.27%
Ratio of net charge-offs to average loans	0.01%	0.08%
Non-performing loans	$—	$—

The Company’s allowance for credit losses related to loans totaled $4.7 million, or 0.25% of total loans as of September 30, 2025 compared to $4.8 million, or 0.27% of total loans as of December 31, 2024. In addition, the Company’s allowance for credit losses related to off-balance sheet commitments totaled $879,000 as of September 30, 2025 compared to $704,000 at December 31, 2024. The allowance for credit losses related to held-to-maturity debt securities totaled $126,000 at both September 30, 2025 and December 31, 2024.

The allowance for credit losses related to loans decreased $82,000 to $4.7 million at September 30, 2025 from $4.8 million at December 31, 2024. The decrease in the allowance for credit losses was due primarily to charge-offs totaling $677,000, partially offset by recoveries of $533,000 and a credit loss expense of $62,000.

The allowance for credit losses related to off-balance sheet commitments increased $175,000 to $879,000 at September 30, 2025 from $704,000 due to a credit loss expense of $175,000 at September 30, 2025.

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

Our Cash Liquidity ratio, On Balance Sheet Liquidity ratio, and On Balance Sheet Liquidity & Borrowing Capacity ratio averaged 5.4%, 7.7%, and 61.2%, respectively, for the nine months ended September 30, 2025 compared to 6.7%, 8.8%, and 65.6%, respectively, for the year ended December 31, 2024. We adjust our liquidity levels to fund deposit outflows, pay real estate taxes on real estate loans, repay our borrowings, and fund loan commitments. We also adjust liquidity as appropriate to meet asset and liability management objectives.

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

As of September 30, 2025, the Company’s ratios of Cash and Borrowing Capacity/Total Non-Contractual Deposits and Cash, Borrowing Capacity and Sourced Deposits Capacity/Total Non-Contractual Deposits were 71.1% and 95.5%, respectively.  These figures demonstrate that the Company has sufficient liquidity resources to meet sudden and unexpected deposit outflow.

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

Our primary investing activities are the origination of construction loans, commercial and industrial loans, multifamily loans, and to a lesser extent, mixed-use real estate loans and other loans. For the nine months ended September 30, 2025 and 2024, our loan originations totaled $714.3 million and $569.2 million, respectively. Cash received from the maturities and pay-downs on securities totaled $814,000 and $805,000 for the nine months ended September 30, 2025 and 2024, respectively. We purchased $3.0 million in equity securities and $2.5 million in municipal securities during the nine months ended September 30, 2025 compared to purchases of $2.0 million in equity securities during the nine months ended September 30, 2024.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of New York to provide advances. As a member of the Federal Home Loan Bank of New York, we are required to own capital stock in the Federal Home Loan Bank of New York and are authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to credit-worthiness have been met. We had an available borrowing limit of $38.5 million and $18.2 million from the Federal Home Loan Bank of New York as of September 30, 2025 and December 31, 2024, respectively. We had no Federal Home Loan Bank advances at September 30, 2025 and December 31, 2024.

The Federal Reserve Bank of New York (“FRBNY”) approved on August 30, 2023 the Bank’s eligibility to pledge loans under the Borrower-in-Custody program of the FRBNY thereby allowing the Bank to borrow from the Discount Window at the FRBNY. We had an available borrowing limit of $740.2 million and $834.7 million from the FRBNY as of September 30, 2025 and December 31, 2024, respectively. We had $170.0 million in FRBNY borrowings at September 30, 2025 compared to none at December 31, 2024.

In addition, we are party to a loan agreement with ACBB under which we can borrow up to $8.0 million in short-term borrowings. There were no outstanding borrowings with ACBB at September 30, 2025 and December 31, 2024.

At September 30, 2025, we had unfunded commitments on construction and multi-family mortgage loans of $404.9 million, outstanding commitments to originate loans of $144.9 million, unfunded commitments under lines of credit of $81.8 million, and unfunded standby letters of credit of $13.9 million. At September 30, 2025, certificates of deposit scheduled to mature in less than one year totaled $690.7 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In the event a significant portion of our deposits are not retained by us, we will have to utilize other funding sources, such as various types of sourced deposits, Federal Home Loan Bank advances, or Federal Reserve Bank borrowings, in order to maintain our level of assets. Alternatively, we could reduce our level of liquid assets, such as our cash and cash equivalents. In addition, the cost of such deposits may be significantly higher or lower depending on market interest rates at the time of renewal.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its stockholders and for the repurchase, if any, of its shares of common stock. At September 30, 2025, the Company had liquid assets of $9.4 million and $4.1 million in loan participations originated by the Bank which are held by the Company.

Off-Balance Sheet Arrangements

For the three and nine months ended September 30, 2025, we did not engage in any off-balance sheet transactions reasonably likely to have a material adverse effect on our financial condition, results of operations or cash-flows.

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

Our objective is to manage our interest rate risk by determining whether a given movement in interest rates affects our net interest income and the market value of our portfolio equity in a positive or negative way and to execute strategies to maintain interest rate risk within established limits. The results at September 30, 2025 indicate the level of risk within the parameters of our model. Our management believes that the September 30, 2025 results indicate a profile that reflects interest rate risk exposures in both rising and declining rate environments for both net interest income and economic value.

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

If the results produce quantifiable interest rate risk exposure beyond our limits, then the testing will have served as a monitoring mechanism to allow us to initiate asset/liability strategies designed to reduce and therefore mitigate interest rate risk. The table below sets forth an approximation of our interest rate risk exposure. The simulation uses projected repricing of assets and liabilities at September 30, 2025. The income simulation analysis presented represents a one-year impact of the interest scenario assuming a static balance sheet. Various assumptions are made regarding the prepayment speed and optionality of loans, investment securities and deposits, which are based on analysis and market information. The assumptions regarding optionality, such as prepayments of loans and the effective lives and repricing of non-maturity deposit products, are documented periodically through evaluation of current market conditions and historical correlations to our specific asset and liability products under varying interest rate scenarios.

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

The table below sets forth, as of September 30, 2025, NorthEast Community Bank’s net portfolio value, the estimated changes in our net portfolio value and net interest income that would result from the designated instantaneous parallel changes in market interest rates.

	Twelve Month
	Net Interest Income	Net Portfolio Value
	Percent		Percent
Change in Interest Rates (Basis Points)	of Change	Estimated NPV	of Change
+200	16.52%	$374,145	1.90%
+100	8.29	371,204	1.10
0	—	367,173	—
-100	(9.05)	360,157	(1.91)
-200	(18.24)%	350,272	(4.60)%

As of September 30, 2025, based on the scenarios above, net interest income would increase by approximately 8.29% to 16.52%, over a one-year time horizon in a rising interest rate environment. One-year net interest income would decrease by approximately 9.05% to 18.24% in a declining interest rate environment over the same period.

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

Overall, our September 30, 2025 results indicate that we are adequately positioned with an acceptable net interest income and economic value at risk and that all interest rate risk results continue to be within our policy guidelines.

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

Item 1A. Risk Factors

For information regarding the Company’s risk factors, refer to “Item 1A: Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission on March 14, 2025. As of September 30, 2025, the risk factors of the Company have not changed materially from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

The following table provides information on repurchases by the Company of its common stock under the Company’s stock repurchase program during the three and nine months ended September 30, 2025:

			Total Number of Shares	Maximum Number of
			Purchased as Part of	Shares that May Yet Be
	Total Number of	Average Price Paid	Publicly Announced	Purchased Under the
Period	Shares Purchased	Per Share	Plans or Programs	Plans or Programs
July 1 - 31, 2025	-	$-	-	418,044
August 1 - 31, 2025	-	-	-	418,044
September 1 - 30, 2025	-	-	-	418,044
Total	-		-

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended September 30, 2025, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

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

The following materials from the Company’s Quarterly Report to Stockholders on Form 10-Q for the quarter ended September 30, 2025, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholder’s Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

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

Date: November 7, 2025

NORTHEAST COMMUNITY BANCORP, INC.

By:	/s/ Kenneth A. Martinek
Name:	Kenneth A. Martinek
Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Donald S. Hom
Name:	Donald S. Hom
Title:	Executive Vice President and Chief Financial Officer
(Principal Financial and Chief Accounting Officer)