Form 10-K
period 2025-12-31
NorthEast Community Bancorp, Inc./MD/
filed 2026-03-13
CIK 1847398

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was $284.5 million.  The number of shares outstanding of the registrant’s common stock as of March 11, 2026 was 13,834,022.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2026 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

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

These forward-looking statements are based on current beliefs and expectations of our management and are subject to significant risks and uncertainties. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. Actual results may differ materially from those contemplated by the forward-looking statements due to, among others, the following factors:

●	general economic conditions, either nationally or in our market area, that are worse than expected;
●	changes in the interest rate environment that reduce our interest margins, reduce the fair value of financial instruments or reduce the demand for our loan products;
●	increased competitive pressures among financial services companies;
●	changes in consumer spending, borrowing and savings habits;
●	changes in the quality and composition of our loan or investment portfolios and the adequacy of credit loss allowances;
●	changes in real estate market values in our market area;
●	decreased demand for loan products, deposit flows, competition, or decreased demand for financial services in our market area;
●	major catastrophes such as earthquakes, floods or other natural or human disasters and pandemics or infectious disease outbreaks, the related disruption to local, regional and global economic activity and financial markets, and the impact that any of the foregoing may have on us and our customers and other constituencies;
●	legislative, regulatory or policy changes, including those relating, but not limited, to banking, securities, rent regulation and housing, financial accounting and reporting, environmental protection, and insurance matters and the impact of such changes, as well as our ability to comply with such changes in a timely manner;
●	changes in the monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board;
●	the impacts of tariffs, sanctions and other trade policies of the United States and its global trading counterparts and the impact of changing political conditions or federal government shutdowns;
●	technological changes that may be more difficult or expensive than expected;
●	success or consummation of new business initiatives may be more difficult or expensive than expected;

i

●	the inability to successfully integrate acquired businesses and financial institutions into our business operations;
●	adverse changes in the securities markets;
●	the impact of failures or disruptions in or breaches of the Company’s operational or security systems, data or infrastructure, or those of third parties, including as a result of cyberattacks or campaigns;
●	the inability of third party service providers to perform; and
●	changes in accounting policies and practices, as may be adopted by bank regulatory agencies or the Financial Accounting Standards Board.

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

Lending Activities

We originate loans primarily for investment purposes. The largest segment of our loan portfolio is construction loans followed by multi-family real estate loans. We also originate mixed-use and non-residential real estate loans and commercial and industrial loans. We consider our lending territory to be the New York State/New York City Metropolitan area and the Massachusetts/Boston Metropolitan area. We also originate a limited number of loans in New Jersey. Although we no longer originate loans in Connecticut, we have one loan totaling $118,000 in this state. At December 31, 2025, $1.6 billion, or 87.4%, of our portfolio was secured by loans in the New York State/New York Metropolitan Area, $182.7 million, or 9.8%, of our portfolio was secured by loans in the Massachusetts/Boston Metropolitan Area, and $51.9 million, or 2.8%, of our portfolio was secured by loans in New Jersey.

Construction Loans.  We have been originating construction loans secured by the construction of multi-family, residential condominium properties, and occasionally non-residential properties located in New York State, primarily in Bronx, Orange, Rockland and Sullivan Counties, for more than a decade.

Since the latter part of 2013, we have primarily made construction loans to borrowers and developers who we know or who are referred to us by existing customers for construction in high absorption, homogeneous communities in our New York State market area. The demand for housing (whether for rent or for purchase) is far greater in these high absorption communities than the available supply. This lack of balance between supply and demand leads to available units being under contracts of sale or leases signed very soon after certificates of occupancy are received by the building owners. Generally, in homogeneous communities, units that are under construction have purchase agreements before they are completed.

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

Our average construction loans range from $5.0 million to $25.0 million on buildings and complexes ranging from 20 to 100 units. We also lend on projects, completed in stages, of up to $45 million. For projects above $40 million, we may partner with a participating bank from outside our market area.

We typically grant separate land and construction loans and occasionally site development loans secured by the project. At December 31, 2025, if we were to count land, construction and development loans as separate loans, our construction loan portfolio consisted of 443 loans totaling $1.8 billion in committed amount, comprised of outstanding disbursed balances of $1.3 billion and undisbursed loans in process of $402.7 million. At December 31, 2025, the construction loan portfolio was comprised primarily of 439 New York construction loans with $1.8 billion in committed amount, comprising of outstanding disbursed balances of $1.3 billion and undisbursed loans in process of $402.7 million. The remaining four construction loans are located in New Jersey, with $24.9 million in committed amount, $24.9 million in disbursed amount, and no undisbursed loans in process.

At December 31, 2025, if we were to combine land, construction and development loans as one loan on a project, our construction loan portfolio consisted of 247 loans totaling $1.8 billion in committed amount, comprised of outstanding disbursed balance of $1.3 billion and undisbursed loans in process of $402.7 million. All construction loans were performing according to their terms at December 31, 2025.

If we were to count land, construction and development loans as separate loans, the average loan size in our construction loan portfolio was $4.1 million in committed amount, comprised of outstanding disbursed balances of $3.0 million and undisbursed loans in process of $909,000 at December 31, 2025. If we were to combine land, construction and development loans as one loan on a project, the average loan size in our construction loan portfolio was $7.3 million in committed amount, comprised of outstanding disbursed balances of $5.4 million and undisbursed loans in process of $1.6 million at December 31, 2025.

Our largest outstanding construction loan at December 31, 2025 had a committed amount of $34.8 million, an outstanding balance of $34.8 million, and no undisbursed available balance. This loan was performing in accordance with its terms at December 31, 2025 and is secured by the development of a 131 apartment unit multi-family building located in the Bronx, New York. The loan subsequently paid-off in January 2026.

Our largest committed construction loan project at December 31, 2025 was comprised of five loans with a total commitment of $49.2 million of which 50.0% of the commitment of four of the five loans has been sold to another financial institution thereby reducing our committed portion to $27.4 million. Our portion of these construction loans had an outstanding balance of $21.7 million and an undisbursed available balance of $70,000 at December 31, 2025 and was performing in accordance with its terms at December 31, 2025. These loans are secured by the development of a 160,000 square foot class A office building located in Monsey, New York.

At December 31, 2025, our largest outstanding credit relationship with one borrower totaled $57.1 million, comprising of four construction loans with $33.1 million in committed amount, five commercial and industrial lines of credit with $20.0 million in committed amount, and eight stand-by letters of credit with $4.0 million in committed amount. Of the $57.1 million in committed amount, $11.2 million of the commitment in construction loans has been sold to two other financial institutions thereby reducing our committed portion to $45.9 million. Our portion of these construction loans had an outstanding balance of $16.0 million and undisbursed loans in process of $255,000 at December 31, 2025. The five commercial and industrial lines of credit had an outstanding balance of $14.2 million and undisbursed available balance of $5.8 million at December 31, 2025. The eight stand-by letters of credit have not been drawn upon. All of these loans were performing in accordance with their terms at December 31, 2025.

At December 31, 2025, our largest outstanding committed construction loan relationship with one borrower totaled $56.5 million, with an outstanding balance of $22.1 million and undisbursed available balance of $34.4 million. Of these loans, two loans with a total committed amount of $26.5 million, an aggregate outstanding balance of $7.7 million, and an aggregate undisbursed available balance of $18.8 million were granted for the purpose of facilitating the sale of a foreclosed property located in the Bronx, New York. All of these loans were performing in accordance with their terms at December 31, 2025.

At December 31, 2025, our next largest outstanding committed construction loan relationship with one borrower totaled $53.1 million, of which $8.1 million of the commitment in construction loans has been sold to another financial institution thereby reducing our committed portion to $45.1 million. Our portion of these construction loans had an aggregate outstanding balance of $32.2 million and total undisbursed available balance of $12.7 million. All of these loans were performing in accordance with their terms at December 31, 2025.

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

Interest rates and payments on our commercial and industrial loans are typically indexed to the prime rate as published in the Wall Street Journal and adjusted as the prime rate changes. At December 31, 2025, the average balance of loans in our commercial and industrial loan portfolio was $804,000.

At December 31, 2025, the largest outstanding commercial and industrial loan was comprised of an unsecured line of credit with an outstanding balance of $10.0 million and no remaining available line of credit. The borrower also has two other commercial and industrial loans with the Bank with total lines of credit of $2.1 million, aggregate outstanding balances of $1.3 million, and a remaining available line of credit of $750,000 at December 31, 2025. In addition, this borrower has three construction loans with a total commitment of $16.0 million and an aggregate outstanding disbursed balance of $16.0 million at December 31, 2025.

At December 31, 2025, our largest outstanding commercial and industrial loan relationship with one borrower was comprised of three lines of credit totaling $5.4 million, with aggregate outstanding balances of $3.5 million, and aggregate remaining available lines of credit totaling $1.9 million. The borrower also has five commercial and industrial term loans with aggregate outstanding balances of $8.1 million at December 31, 2025. In addition, the borrower has a mortgage loan secured by a non-residential property with an outstanding balance of $358,000 at December 31, 2025.

All the aforementioned commercial and industrial loans, construction loans, and mortgage loan were performing according to their terms at December 31, 2025.

Multifamily and Mixed-Use Real Estate Loans.  At this time, we offer adjustable-rate mortgage loans secured by cooperative apartment buildings in the New York City area. We are not originating multifamily loans that would be subject to potential rent freezes. We originate multifamily and mixed-use real estate loans in Massachusetts and, on a limited basis, in New Jersey.

We offer construction/renovation loans on multifamily and mixed-use rental properties in high absorption areas, dependent on vacancy rates in relation to borough or town averages. In recent years, except for Massachusetts, we have de-emphasized multifamily and mixed-use real estate lending as we have focused more on construction lending.

We have been originating multifamily and mixed-use real estate loans in the New York State/New York Metropolitan Area for 92 years. In the New York State/New York Metropolitan Area, our ability to continue to grow our portfolio is dependent on the continuation of our relationships with existing borrowers and to a lesser extent mortgage brokers. We have longstanding relationships with a select number of mortgage brokers in the New York market area, who are familiar with our lending practices and our underwriting standards. We also deal directly with building owners throughout our lending area. At December 31, 2025, multifamily and mixed-use real estate loans to borrowers in the New York State/New York Metropolitan Area totaled $148.5 million.

In the Massachusetts/Boston Metropolitan Area, where we have also originated such loans, the primary source of mortgage loan originations are from personal contacts by our loan officer and referrals from existing customers. We generally retain for our portfolio all of the loans that we originate in Massachusetts. At December 31, 2025, multifamily and mixed-use real estate loans to borrowers in the Massachusetts/Boston Metropolitan Area totaled $177.5 million.

We have originated a variety of adjustable-rate and balloon multifamily and mixed-use real estate loans. The adjustable-rate loans have fixed rates for a period of one, two, three and five years and then adjust every one, two, three or five years thereafter, based on the terms of the loan. Maturities on these loans can be up to 15 years, and typically they amortize over a 20 to 30-year period. Interest rates on our adjustable-rate loans are adjusted to a rate that equals the applicable one-, two-, three- or five-year Federal Home Loan Bank (“FHLB”) of New York advance rate plus a margin. The balloon loans have a maturity of five years to fifteen years with rate adjustments every five years. The lifetime interest rate cap is five percentage points over the initial interest rate of the loan (four percentage points for loans with one-, two- and three-year terms). The typical multifamily or mixed-use real estate loan refinances within the first five-year period and, in doing so, generates prepayment penalties ranging from one to five points of the outstanding loan balance. Under our loan-refinancing program, borrowers who are current under the terms and conditions of their contractual obligations and would not be subject to rent freezes can apply to refinance their existing loans to the rates and terms then offered on new loans after the payment of their contractual prepayment penalties.

In making multifamily and mixed-use real estate loans, we primarily consider the net operating income generated by the real estate to support the debt service, the borrower’s financial resources, the income level and managerial expertise of the borrower, the marketability of the property and our lending experience with the borrower. We typically require a personal guarantee of the borrower. We rate the property underlying the loan as Class A, B or C. Our current policy is to require a minimum debt service coverage ratio (the ratio of earnings after subtracting all operating expenses to debt service payments) of between 1.25x and 1.40x depending on the rating of the underlying property. We believe we have adequately managed our multifamily and mixed-use loan portfolio risk. At December 31, 2025, the average multifamily loan debt-service coverage was 2.58x and the average loan-to-value ratio of our multifamily real estate loans was 43.4%. The average mixed-use real estate loan debt-service coverage was 3.01x and the average loan-to-value ratio of our mixed-use real estate loans was 26.8%. The average cooperative loan debt-service coverage was 2.86x and the average loan-to-value ratio of our cooperative real estate loans was 9.6%.

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

The majority of the multifamily real estate loans in our portfolio are secured by ten unit to 100 unit apartment buildings. At December 31, 2025, the majority of our mixed-use real estate loans are secured by properties that are at least 85% residential.

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

As of December 31, 2025, our largest outstanding multifamily real estate loan had a balance of $19.8 million and was performing according to its terms. This loan is secured by a 70-unit building apartment complex with a ground floor commercial unit located in the Bronx, New York.

Our largest mixed-use real estate loan had a balance of $4.0 million and was performing according to its terms at December 31, 2025. This loan is secured by a mixed-use building with eight apartment units and a ground floor restaurant commercial unit located in the West Village section of New York City. As of December 31, 2025, the average loan size in our multifamily and mixed-use portfolio was approximately $2.0 million.

Non-Residential Real Estate Loans.  Our non-residential real estate loans are generally secured by office buildings, medical facilities, and retail shopping centers that are primarily located within our lending area.

At December 31, 2025, our non-residential real estate loan portfolio was comprised of $34.9 million of loans secured by properties located within high demand/high absorption areas in the New York State/New York Metropolitan Area, $2.6 million of loans secured by properties in the Massachusetts/Boston Metropolitan Area, and $942,000 of loans secured by properties in New Jersey.

Our non-residential real estate loans are structured in a manner similar to our multifamily and mixed-use real estate loans, typically at a fixed rate of interest for three to five years and then a rate that adjusts every three to five years over the term of the loan, which is typically 15 years. Interest rates and payments on these loans generally are based on the one-, two-, three- or five-year FHLB of New York advance rate plus a margin. The lifetime interest rate cap is five percentage points over the initial interest rate of the loan (four percentage points for loans with one-, two- and three-year terms). Loans are secured by first mortgages that generally do not exceed 75% of the property’s appraised value. Properties securing non-residential real estate loans are appraised by independent appraisers and inspected by us.

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

Our assessment of credit risk and our underwriting standards and procedures for non-residential real estate loans are similar to those applicable to our multifamily and mixed-use real estate loans. In reaching a decision on whether to make a non-residential real estate loan, we consider the net operating income of the property, the borrower’s expertise, credit history and profitability and the value of the underlying property. In addition, with respect to rental properties, we will also consider the term of the lease and the credit quality of the tenants. We have generally required that the properties securing non-residential real estate loans have debt service coverage ratios (the ratio of earnings after subtracting all operating expenses to debt service payments) of between 1.25x and 1.40x. The average non-residential loan debt-service coverage ratio is 2.28x and the average loan-to-value ratio of our non-residential loans is 43.5%. Phase 1 environmental surveys are required for most loans and property inspections are required for all loans.

At December 31, 2025, we had $38.5 million in non-residential real estate loans outstanding, or 2.1% of total loans. At December 31, 2025, the largest outstanding non-residential real estate loan had an outstanding balance of $13.6 million and was performing in accordance with its terms. This loan is secured by a 50,000 square foot four story plus basement commercial building located in Blooming Grove, New York, with a kosher supermarket on the first floor and basement and offices on the second to fourth floors. Based on 25 outstanding non-residential loans as of December 31, 2025, the average balance of non-residential loans was $1.6 million.

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

At December 31, 2025, our portfolio of consumer loans was $58,000, or 0.003% of total loans, comprised primarily of five checking accounts with overdrawn balances.

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

While in the past we purchased a limited number of participations from one financial institution that also serves high absorption areas in Brooklyn, New York, we currently do not have any purchased participation loans in our portfolio. We also purchased whole residential and non-residential mortgage loans from a Massachusetts financial institution during 2021. At December 31, 2025, these whole purchased loans totaled $2.0 million and were performing according to their terms.

We occasionally sell participation interests in construction loans we have originated in high absorption areas to other community banks in order to maintain compliance with our loans-to-one borrower limits. We have also historically sold participation interests in our construction loans to the Company and we may continue to do so in the future. At December 31, 2025, the Company held $3.1 million in participation interests in construction loans originated by the Bank. Through our loan participations, we and the other participating lenders generally share ratably in cash flows and points and fees and gains or losses that may result from a borrower’s noncompliance with the contractual terms of the loan.

Loan Approval Procedures and Authority.  Our lending activities follow written, non-discriminatory underwriting standards and loan origination procedures established by our board of directors and management.

All construction, multifamily, mixed use and nonresidential real estate loans, and commercial and industrial loans must be approved by a unanimous vote of the members of the Loan Committee, which is composed of the Chairman and Chief Executive Officer, President and Chief Operating Officer, Chief Financial Officer, and an Executive Vice President.

At each monthly meeting of the board of directors, the board reviews all commitments issued, regardless of size.

Loans to One Borrower.  Pursuant to New York law and federal banking regulations, the aggregate amount of loans that the Bank is permitted to make to any one borrower or a group of related borrowers is generally limited to 15% of its capital, surplus fund and undivided profits (25% if the amount in excess of 15% is secured by “readily marketable collateral”). At December 31, 2025, based on the 15% limitation, the Bank’s loans-to-one-borrower limit was approximately $51.0 million, upon which we self-imposed an internal loans-to-one borrower limit of $45.0 million to manage risk.

As previously noted, we have one borrower with total outstanding committed loans of $56.5 million, an aggregate outstanding balance of $22.1 million, and a total undisbursed available balance of $34.4 million. Of these loans, two loans with committed amount of $26.5 million, a total outstanding balance of $7.7 million, and a total undisbursed available balance of $18.8 million were granted for the purpose of facilitating the sale of a foreclosed property located in the Bronx, New York. We do not believe these two loans were subject to the loans-to-one-borrower limit, pursuant to our salvage power regarding foreclosed properties. All of these loans were performing in accordance with their terms at December 31, 2025.

At December 31, 2026, the Bank had no other borrowers with outstanding balances in excess of loans-to-one-borrower limit of $51.0 million.

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

Investment Activities

We have legal authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies and of state and municipal governments, municipal securities, deposits at the Federal Home Loan Bank of New York and the Federal Reserve Bank of New York, and certificates of deposit of federally insured institutions.

At December 31, 2025, our investment portfolio consisted primarily of mutual funds, residential mortgage-backed securities issued by Fannie Mae, Freddie Mac, and Ginnie Mae with stated final maturities of 10 years or more, and municipal securities with maturities of one years or more.

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

In addition, we utilize brokered, listing service, and military deposits, which represent a viable and cost effective addition to our deposit gathering and maintenance strategy, often at a lower “all-in” cost when compared to our retail branch network. This strategy allows us to match the maturity of these deposits very effectively to the term of our construction loans, which make up a majority of the loans in our loan portfolio.

Borrowings.  From time to time, we have historically utilized advances from the Federal Home Loan Bank of New York to supplement our supply of lendable funds and to meet deposit withdrawal requirements. The Federal Home Loan Bank functions as a central reserve bank providing credit for member financial institutions. Member financial institutions are required to own capital stock in the Federal Home Loan Bank of New York and are authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally securities that are obligations of, or guaranteed by, the United States), provided certain standards related to credit-worthiness have been met. Advances are made under several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the Federal Home Loan Bank’s assessment of the institution’s credit-worthiness. Under its current credit policies, the Federal Home Loan Bank generally limits advances to 25% of a member’s assets, and short-term borrowings of less than one year may not exceed 10% of the institution’s assets. The Federal Home Loan Bank determines specific lines of credit for each member institution. At December 31, 2025, we had no Federal Home Loan Bank advances outstanding and an available borrowing limit of $35.8 million.

The Federal Reserve Bank of New York (“FRBNY”) approved on August 30, 2023 the Bank’s eligibility to pledge loans under the Borrower-in-Custody program of the FRBNY thereby allowing the Bank to borrow from the Discount Window at the FRBNY. As of December 31, 2025, we had outstanding FRBNY borrowings of $70.0 million and an available borrowing limit of $768.8 million.

In addition, we are party to a loan agreement with Atlantic Community Bankers Bank under which we can borrow up to $8.0 million in short-term borrowings. There were no outstanding borrowings with Atlantic Community Bankers Bank at December 31, 2025.

We have elected to withdraw the loans we have pledged to secure Federal Home Loan Bank of New York advances and some of our correspondent banking services to become effective in or around March 2026, but we will remain a member of the Federal Home Loan Bank of New York after such withdrawals become effective. We intend to utilize the FRBNY for some of our future correspondent banking services.

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

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted asset above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement began being phased in starting on January 1, 2016 at 0.625% of risk-weighted assets and increased each year until fully implemented at 2.5% on January 1, 2019. At December 31, 2025, the Bank exceeded the fully phased in regulatory requirement for the capital conservation buffer.

The Economic Growth, Regulatory Relief, and Consumer Protection Act enacted in May 2018 required the federal banking agencies, including the FDIC, to establish for banks with assets of less than $10 billion of assets a community bank leverage ratio (the ratio of a bank’s tangible equity capital to average total consolidated assets) of 8 to 10%. A qualifying community bank with capital meeting the specified requirements (including off balance sheet exposures of 25% or less of total assets and trading assets and liabilities of 5% or less of total assets) and electing to follow the alternative framework is considered to meet all applicable regulatory capital requirements including the risk-based requirements. The community bank leverage ratio was established at 9%, effective January 1, 2021. A qualifying bank may opt in and out of the community bank leverage ratio framework on its quarterly call report. A bank that ceases to meet any qualifying criteria is provided with a two-quarter grace period to comply with the community bank leverage ratio requirements or the general capital regulations by the federal regulators. As of December 31, 2025, the Bank had not elected the community bank leverage ratio alternative reporting framework.

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

The FDIC has adopted regulations to implement the prompt corrective action legislation. An institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a leverage ratio of 5.0% or greater and a common equity Tier 1 ratio of 6.5% or greater. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, a leverage ratio of 4.0% or greater and a common equity Tier 1 ratio of 4.5% or greater. An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a leverage ratio of less than 4.0% or a common equity Tier 1 ratio of less than 4.5%. An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a leverage ratio of less than 3.0% or a common equity Tier 1 ratio of less than 3.0%. An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0%. As of December 31, 2025, the Bank was a “well capitalized” institution under FDIC regulations.

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

Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. At December 31, 2025, the Bank had a maximum borrowing capacity of $35.8 million from the Federal Home Loan Bank of New York. The Bank, as a member of the Federal Home Loan Bank of New York, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank. The Bank was in compliance with requirements for the Federal Home Loan Bank of New York with an investment of $340,000 at December 31, 2025.

We have elected to withdraw the loans we have pledged to secure Federal Home Loan Bank of New York advances and some of our correspondent banking services to become effective in or around March 2026, but we will remain a member of the Federal Home Loan Bank of New York after such withdrawals become effective. We intend to utilize the FRBNY for some of our future correspondent banking services.

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

Personnel

At December 31, 2025, we had 139 full-time employees and seven part-time employees, none of whom are represented by a collective bargaining unit. We believe our relationship with our employees is good.

Subsidiaries

The Company’s only direct subsidiary is the Bank. The Bank maintains the following subsidiaries:

New England Commercial Properties LLC, a New York limited liability company and wholly owned subsidiary of the Bank, was formed in October 2007 to facilitate the purchase or lease of real property by the Bank. New England Commercial Properties, LLC currently does not own any property.

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

NECB Real Estate LLC, a New York limited liability company and wholly owned subsidiary of the Bank, was formed in October 2024 to facilitate the purchase or lease of real property by the Bank. NECB Real Estate owned one foreclosed property located in the Bronx, New York prior to the property’s disposition in June 2025.

Executive Officers

Our executive officers are elected annually by the board of directors and serve at the board’s discretion. The following individuals currently serve as our executive officers:

Name	Position
Kenneth A. Martinek	Chairman and Chief Executive Officer
Jose M. Collazo	President and Chief Operating Officer
Donald S. Hom	Executive Vice President and Chief Financial Officer

Below is information regarding our executive officer who is not also a director. Mr. Hom has held his current position for the period indicated below. Age presented is as of December 31, 2025.

Donald S. Hom joined the Company and the Bank in 2007, serving as Chief Financial Officer since 2013. Prior to joining the Company and the Bank, Mr. Hom served for 23 years as a bank examiner and financial analyst for a Federal banking regulatory agency and six years as the chief executive officer of a New Jersey community bank. Age 71.

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

In recent years, we have shifted our loan originations to focus primarily on construction loans, while continuing to originate a limited number of commercial and industrial loans, multifamily, mixed-use and non-residential real estate loans. We expect this focus to continue given the needs of the communities we serve in the New York Metropolitan Area. Our construction loan portfolio has increased to $1.3 billion, net of loans-in-process of $402.7 million, or 71.8% of total loans, at December 31, 2025 from $251.0 million, net of loans-in-process of $145.8 million, or 39.8% of total loans, at December 31, 2016. As a result, our credit risk profile may be higher than traditional community banks that have higher concentrations of one- to four-family residential loans and other real estate-based loans.

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

At December 31, 2025, $334.8 million, or 18.0%, of our loan portfolio consisted of multifamily, mixed-use and non-residential real estate loans. As a result, our credit risk profile is generally higher than traditional thrift institutions that have higher concentrations of one- to four-family residential loans.

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

In 2006, the Office of the Comptroller of the Currency, the FDIC and the Board of Governors of the Federal Reserve System (collectively, the “Agencies”) issued joint guidance entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” (the “CRE Guidance”). Although the CRE Guidance did not establish specific lending limits, it provides that a bank’s commercial real estate lending exposure could receive increased supervisory scrutiny where total non-owner-occupied commercial real estate loans, including loans secured by apartment buildings, investor commercial real estate, and construction and land loans, represent 300% or more of an institution’s total risk-based capital, and the outstanding balance of the commercial real estate loan portfolio has increased by 50% or more during the preceding 36 months. Construction loans represented 392% of the Bank’s total risk-based capital at December 31, 2025, and our multifamily, mixed-use and nonresidential real estate loan portfolio represented 109% of the Bank’s total risk-based capital on that same date.

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

Our multifamily and mixed-use loan portfolio may be adversely affected by changes in legislation or regulations.

At December 31, 2025, we had approximately $16.3 million of New York City multifamily and mixed-use loans that have some form of rent stabilization or rent control, which represents 0.9% of our total loan portfolio as of that date.  In 2019, the New York State legislature passed the Housing Stability and Tenant Protection Act of 2019, impacting about one million rent regulated apartment units.  Among other things, the legislation: (i) curtails rent increases from material capital improvements and individual apartment improvements; (ii) all but eliminates the ability for apartments to exit rent regulation; (iii) does away with vacancy decontrol and high-income deregulation; and (iv) repealed the 20% vacancy bonus.  This legislation generally limits a landlord’s ability to increase rents on rent-regulated apartments and makes it more difficult to convert rent regulated apartments to market rate apartments.  For example, the New York City Rent Guidelines Board established that on certain apartments, for a one-year lease beginning on or after September 30, 2024, the maximum rent increase is 3.0%, even when the overall inflation rate has increased at a higher rate.

The recent election of Zohran Mamdani as Mayor of New York City introduces potential policy changes that could affect the city’s multifamily housing market.  The administration has expressed support for rent freezes and expanded tenant protections, which, if enacted, may reduce rental income and property values across multifamily properties.  These market dynamics could adversely impact the credit quality of our borrowers.  Lower property cash flows may impair borrowers’ ability to service existing debt.  In addition, a sustained decline in collateral values could elevate loan-to-value ratios and reduce recovery prospects in the event of foreclosure.

Our portfolio of commercial and industrial loans may expose us to increased lending risks.

At December 31, 2025, $150.4 million, or 8.1%, of our loan portfolio consisted of commercial and industrial loans. Commercial and industrial loans generally expose a lender to a greater risk of loss than one- to four-family residential loans. Repayment of commercial and industrial loans generally is dependent, in large part, on sufficient income from the business to cover operating expenses and debt service. In addition, to the extent that borrowers have more than one commercial loan outstanding, an adverse development with respect to one loan or one credit relationship could expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential real estate loan.

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

At December 31, 2025, $1.3 billion of our construction loan portfolio, or 96.6% of our construction loan portfolio and 69.4% of our total loan portfolio, represented loans made in the high absorption areas of these four counties of New York. In addition, at December 31, 2025, $180.1 million, or 48.7% of our multifamily, mixed use and non-residential real estate loan portfolio and 9.7% of our total loan portfolio, represented loans made in the Boston Metropolitan Area. Furthermore, at December 31, 2025, $183.4 million, or 55.3% of our multifamily, mixed-use and non-residential real estate loan portfolio and 9.9% of our total loan portfolio, represented loans made in the New York Metropolitan Area.

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

Among other sources of funds, we rely on brokered deposits as well as military deposits and deposits obtained from listing services to provide funds with which to make loans and provide other liquidity needed. At December 31, 2025, brokered deposits, military deposits and deposits obtained through listing services totaled $457.8 million, or 28.3% of total deposits, of which brokered deposits represents $370.5 million or 22.9% of total deposits.

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

The holders of our common stock will receive cash dividends if and when declared by our Board of Directors out of legally available funds. The Company has historically paid a quarterly cash dividend to stockholders. During the year ended December 31, 2025, the Company increased the quarterly cash dividends to $0.20 per share on March 20, 2025 from $0.10 per share on March 21, 2024 and $0.15 per share on September 19, 2024. In addition, the Company declared a special dividend of $0.20 per share on October 6, 2025. Although we have a history of paying cash dividends, we have no obligation to continue paying dividends. Any future determination relating to our dividend policy will be made at the discretion of our board of directors and will depend on a number of factors, including our future earnings, capital requirements and alternative uses for capital, financial condition, future prospects, regulatory restrictions, and other factors that our board of directors may deem relevant. Our principal business operations are conducted through our subsidiary, the Bank, and the ability of the Bank to pay dividends to us will continue to be subject to, and limited by, certain legal and regulatory restrictions. Further, any lenders making loans to us may impose financial covenants that may be more restrictive with respect to dividend payments than the regulatory requirements.

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

In March 2023, Silicon Valley Bank and Signature Bank experienced large deposit outflows coupled with insufficient liquidity to meet withdrawal demands, resulting in the institutions being placed into FDIC receivership. Additionally, in May 2023, First Republic Bank experienced similar circumstances which resulted in the institution being placed in FDIC receivership. In the aftermath of these events, there has been substantial market disruption and concerns that diminished depositor confidence could spread across the banking industry, leading to deposit outflows that could destabilize other institutions. To strengthen public confidence in the banking system, the FDIC took action to protect funds held in uninsured deposit accounts at Silicon Valley Bank and Signature Bank following the placement of those institutions into receivership. However, the FDIC has not committed to protecting uninsured deposits in other institutions that experience outsized withdrawal demands. At December 31, 2025, we had uninsured deposits totaling $361.0 million and $126.2 million in available liquidity, including $81.2 million in cash, as well as $768.8 million in borrowing capacity at the FRBNY, $35.8 million in borrowing capacity at the FHLBNY, and $8.0 million in borrowing capacity at ACBB, which was sufficient to cover our uninsured deposits as of December 31, 2025. Notwithstanding our significant liquidity, large deposit outflows could adversely affect our financial condition and results of operations and could result in the closure of the Bank. Furthermore, the recent bank failures may result in strengthening of capital and liquidity rules which, if the revised rules apply to us, could adversely affect our financial condition and results of operations.

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

ITEM 2.PROPERTIES

At December 31, 2025, we conducted business through our administrative headquarters located in White Plains, New York and through our eleven branch offices located in Bronx, New York, Rockland, Orange, and Sullivan Counties in New York and Essex, Middlesex, and Norfolk Counties in Massachusetts and three loan production offices located in White Plains and New City, New York and Danvers, Massachusetts. We previously operated a leased wealth management office in Westport, Connecticut. However, we no longer maintain this office following the sale of all of the Bank’s assets relating to Harbor West Wealth Management Group to a third party in January 2024. At December 31, 2025, we leased five of our offices, and the total net book value of our land, buildings, furniture, fixtures and equipment was $25.4 million.

ITEM 3.LEGAL PROCEEDINGS

From time to time, the Company and the Bank are involved in routine legal proceedings in the ordinary course of business. At December 31, 2025, such routine legal proceedings, in the aggregate, are believed by management to be immaterial to our financial condition, results of operations and cash flows.

ITEM 4.MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The common stock of the Company is traded on the Nasdaq Capital Market under the ticker symbol “NECB.”

Holders

The number of shareholders of record of the Company at March 10, 2026 was 294.

Dividends

The Company has historically paid a quarterly cash dividend to stockholders. During the year ended December 31, 2025, the Company increased the quarterly cash dividends to $0.20 per share on March 20, 2025 from $0.15 per share prior to 2025. As previously disclosed, the Company’s Board of Directors also declared a one-time special cash dividend of $0.20 per share, which was paid on October 6, 2025, to shareholders of record at the close of business on September 8, 2025.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information regarding outstanding options and shares outstanding under the Company’s previously disclosed 2022 Equity Incentive Plan at December 31, 2025:

	(a)	(b)	(c)
Numbers of Securities
Remaining Available
for Future Issuance
	Numbers of Securities to	Weighted-Average	Under Equity
	be Issued Upon Exercise	Exercise Price of	Compensation Plans
	of Outstanding Options,	Outstanding Options,	(Excluding Securities
Period	Warrants and Rights	Warrants and Rights	Reflected in Column (a))
Equity compensation plan approved by security holders	878,416	$14.42	19,335
Equity compensation plan not approved by security holders	-	-	-
Total	878,416		19,335

Issuer Purchases of Equity Securities

On July 27, 2022, the Company announced that its Board of Directors had authorized a stock repurchase program to acquire up to 1,637,794 shares, or 10%, of the Company's currently issued and outstanding common stock commencing on August 1, 2022. The stock repurchase program was the Company’s first repurchase program since completing its second-step conversion and related stock offering in July 2021. The Company repurchased 1,637,794 shares, at an average cost of $14.05 per share, including commission costs and Federal excise taxes.

On May 30, 2023, following the completion of the Company’s first stock repurchase program, the Company announced that its Board of Directors had authorized a second stock repurchase program to acquire up to an additional 1,509,218 shares, or 10%, of the Company’s currently issued and outstanding common stock. The Company repurchased 1,091,174 shares, at an average cost of $15.78 per share, including commission costs and Federal excise taxes, under the second stock repurchase program prior to its expiration and no shares currently remain available for repurchase under the second stock repurchase program.

On December 8, 2025, the Company announced that its Board of Directors had authorized a third stock repurchase program to acquire up to an additional 1,400,435, or 10%, of the Company’s currently issued and outstanding common stock.

The following table provides information on repurchases by the Company of its common stock under the Company’s stock repurchase program during the quarter ended December 31, 2025:

			Total Number of Shares	Maximum Number of
			Purchased as Part of	Shares that May Yet Be
	Total Number of	Average Price Paid	Publicly Announced	Purchased Under the
Period	Shares Purchased	Per Share	Plans or Programs	Plans or Programs
October 1 - 31, 2025	-	$-	-	1,400,435
November 1 - 30, 2025	-	-	-	1,400,435
December 1 - 31, 2025	40,924	22.88	40,924	1,359,511
Total	40,924		40,924

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

At December 31, 2025, $1.3 billion, or 71.8%, of our total loan portfolio, net of loans in process, consisted of construction loans primarily located in high demand and high absorption areas in the New York Metropolitan Area. There continues to be a significant need for construction financing within the high absorption, homogeneous communities served by the Bank and we intend to continue to support the growth of these communities through the financing of condominium and apartment construction loans within the communities.

Maintaining strong asset quality and managing credit risk.

Strong asset quality is a key to the long-term financial success of any financial institution. We have been successful in maintaining strong asset quality in recent years. Our ratio of non-performing assets to total assets was 0.00%, 0.25%, and 0.33%, at December 31, 2025, 2024 and 2023, respectively. We attribute this credit quality to a conservative credit culture and an effective credit risk management environment. We have an experienced team of credit professionals, well-defined and implemented credit policies and procedures, what we believe to be conservative loan underwriting criteria, and active credit monitoring policies and procedures. Our senior management team also spends substantial time conducting construction site visits and visiting regularly with community leaders and borrowers in our high absorption communities, which enables us to understand the needs of our communities and to stay informed as to matters affecting those communities.

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

Balance Sheet Analysis

General

Total assets increased $53.9 million, or 2.7%, to $2.1 billion at December 31, 2025, from $2.0 billion at December 31, 2024. The increase in assets was primarily due to increases in net loans of $47.8 million, equity securities of $4.6 million, securities held-to-maturity of $3.7 million, and cash and cash equivalents of $2.9 million, partially offset by decreases in real estate owned of $5.1 million and accrued interest receivable of $1.3 million.

Cash and cash equivalents increased $2.9 million, or 3.7%, to $81.2 million at December 31, 2025 from $78.3 million at December 31, 2024. The increase in cash and cash equivalents was a result of an increase of $70.0 million in borrowings that funded increases of $47.8 million in loans, $4.6 million in equity securities, and $3.7 million in securities held-to-maturity, and a decrease of $53.5 million in deposits.

Equity securities increased $4.6 million, or 20.8%, to $26.6 million at December 31, 2025 from $22.0 million at December 31, 2024. The increase in equity securities was attributable to the purchase of $4.0 million in equity securities during the year ended December 31, 2025 and market appreciation of $521,000 due to market interest rate volatility during the year ended December 31, 2025.

Securities held-to-maturity increased $3.7 million, or 25.3%, to $18.3 million at December 31, 2025 from $14.6 million at December 31, 2024 due to purchases of $4.8 million in municipal bonds, partially offset by $1.1 million in maturities and pay-downs of various investment securities.

Loans, net of the allowance for credit losses, increased $47.8 million, or 2.6%, to $1.9 billion at December 31, 2025 from $1.8 billion at December 31, 2024. The increase in loans consisted of increases of $99.9 million in multi-family loans of which $59.6 million is attributed to residential cooperative building loans, $31.7 million in commercial and industrial loans, and $9.0 million in non-residential loans. The increases in these loan categories were partially offset by decreases of $89.8 million in construction loans, $1.6 million in consumer loans, $1.4 million in mixed-use loans, and $358,000 in one-to-four family loans. The decrease in our construction loan portfolio was due to normal pay-downs and principal reductions as construction projects were completed and either condominium units were sold to end buyers or multi-family rental buildings were refinanced by other financial institutions.

During the year ended December 31, 2025, we originated loans totaling $860.7 million consisting primarily of $665.1 million in construction loans, $119.9 million in multi-family loans of which $49.6 million is attributed to residential cooperative building loans, $64.0 million in commercial and industrial loans, $11.1 million in non-residential loans, and $730,000 in mixed-use loans. The $665.1 million in construction loans had 41.2% disbursed at loan closing, with the remaining funds to be disbursed over the terms of the construction loans.

The allowance for credit losses related to loans decreased to $4.7 million as of December 31, 2025, from $4.8 million as of December 31, 2024. The decrease in the allowance for credit losses related to loans was due to charge-offs totaling $701,000 and negative provision for credit losses totaling $272,000, offset by recoveries totaling $875,000.

Premises and equipment increased $572,000, or 2.3%, to $25.4 million at December 31, 2025 from $24.8 million at December 31, 2024 primarily due to the purchases of additional fixed assets and the expansion of our Kiryas Joel branch office.

Federal Home Loan Bank stock increased $13,000, or 3.3%, to $410,000 at December 31, 2025 from $397,000 at December 31, 2024 primarily due to an increase in mortgage-related assets.

Bank owned life insurance (“BOLI”) increased $695,000, or 2.7%, to $26.4 million at December 31, 2025 from $25.7 million at December 31, 2024 due to increases in the BOLI cash value.

Accrued interest receivable decreased $1.3 million, or 9.3%, to $12.2 million at December 31, 2025 from $13.5 million at December 31, 2024 due to a 75 basis point decrease in the Prime Rate that occurred in 2025, partially offset by an increase of $47.4 million in the loan portfolio.

Real estate owned decreased $5.1 million, or 100.0%, to none at December 31, 2025 from $5.1 million at December 31, 2024 due to the sale of two foreclosed properties to two independent third parties.

Property held for investment decreased $36,000, or 2.6%, to $1.3 million at December 31, 2025 from $1.4 million at December 31, 2024 due to the amortization of property.

Right of use assets — operating increased $655,000, or 16.4%, to $4.7 million at December 31, 2025 from $4.0 million at December 31, 2024, primarily due to the physical expansion of a branch office and the resulting amendment of the operating lease and the renewal of another branch operating lease, partially offset by the amortization of the right of use assets.

Other assets decreased $621,000, or 5.4%, to $11.0 million at December 31, 2025 from $11.6 million at December 31, 2024 due to decreases of $2.5 million in tax assets and $9,000 in miscellaneous assets, partially offset by increases of $1.1 million in prepaid expenses and $819,000 in suspense accounts.

Total deposits decreased $53.5 million, or 3.2%, to $1.6 billion at December 31, 2025 from $1.7 billion at December 31, 2024. The decrease in deposits was primarily due to decreases in certificates of deposit of $101.3 million, or 10.1% and non-interest bearing deposits of $15.2 million, or 5.3%, partially offset by increases in NOW/money market accounts of $59.1 million, or 24.3%, and savings account balances of $3.9 million, or 2.9%. The decrease of $101.3 million in certificates of deposit consisted of decreases in retail certificates of deposit of $69.8 million, or 13.6% and brokered certificates of deposit of $65.5 million, or 15.0%, partially offset by an increase in non-brokered listing services certificates of deposit of $34.0 million, or 101.3%.

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

Advance payments by borrowers for taxes and insurance increased $734,000, or 45.4%, to $2.4 million at December 31, 2025 from $1.6 million at December 31, 2024 due primarily to accumulation of real estate tax payments from borrowers.

Borrowings increased to $70.0 million at December 31, 2025 from none at December 31, 2024 due primarily to management’s strategy to diversify funding sources.

Lease liability – operating increased $688,000, or 16.7%, to $4.8 million at December 31, 2025 from $4.1 million at December 31, 2024, primarily due to the physical expansion of a branch office and the resulting amendment of the operating lease and the renewal of another branch operating lease, partially offset by the amortization of the lease liability.

Accounts payable and accrued expenses increased $2.8 million, or 19.2%, to $17.3 million at December 31, 2025 from $14.5 million at December 31, 2024 due primarily to increases in accrued expense of $812,000, accrued dividends payable of $673,000, deferred compensation of $615,000, accrued borrowing interest expense of $512,000, and the allowance for credit losses for off-balance sheet commitments of $175,000, partially offset by a decrease in suspense account-loan closings of $12,000.

The allowance for credit losses for off-balance sheet commitments increased $175,000, or 24.9%, to $879,000 at December 31, 2025 from $704,000 at December 31, 2024 due primarily to an increase of $117.7 million, or 20.9%, in off-balance sheet commitments from December 31, 2024 to December 31, 2025.

Stockholders’ equity increased $33.4 million, or 10.5% to $351.7 million at December 31, 2025, from $318.3 million at December 31, 2024. The increase in stockholders’ equity was due to net income of $44.4 million for the year ended December 31, 2025, an increase of $1.1 million in earned employee stock ownership plan shares coupled with a reduction of $869,000 in unearned employee stock ownership plan shares, the amortization expense of $2.0 million relating to restricted stock and stock options granted under the Company’s 2022 Equity Incentive Plan, and $9,000 in other comprehensive income, partially offset by dividends declared of $13.4 million, stock repurchases of $1.6 million, and $18,000 in stock options exercised.

Loans

Our loan portfolio consists primarily of construction loans, commercial and industrial loans, multifamily and mixed-use residential real estate loans and non-residential real estate loans. We also have a limited amount of one- to four-family residential real estate loans, which we no longer originate, and consumer loans, which we originate on a very limited basis.

The following table shows the loan portfolio at the dates indicated:

	2025		2024
	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Residential real estate loans:
One- to four-family	$3,114	0.17%	$3,472	0.19%
Multifamily	306,508	16.48	206,606	11.40
Mixed-use	25,197	1.35	26,571	1.47
Total residential real estate loans	334,819	18.00	236,649	13.06
Non-residential real estate loans	38,463	2.07	29,446	1.62
Construction loans	1,336,329	71.84	1,426,167	78.68
Commercial and industrial loans	150,397	8.09	118,736	6.55
Consumer loans	58	0.00	1,649	0.09
Total loans	1,860,066	100.00%	1,812,647	100.00%
Allowance for credit losses	(4,731)		(4,830)
Deferred loan (fees) costs, net	268		(49)
Loans, net	$1,855,603		$1,807,768

Loan Maturity.  The following table sets forth certain information at December 31, 2025 regarding the dollar amount of loan principal repayments becoming due during the periods indicated. The tables do not include any estimate of prepayments which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

		Non-
	Residential	Residential		Commercial
	Real	Real		and		Total
December 31, 2025	Estate	Estate	Construction	Industrial	Consumer	Loans

	(Dollars in thousands)
Amounts due in:
One year or less	$14,057	$15,728	$960,856	$108,624	$58	$1,099,323
More than 1-5 years	201,494	5,982	375,473	35,306	—	618,255
More than 5-15 years	114,372	16,753	—	6,467	—	137,592
More than 15 years	4,896	—	—	—	—	4,896
Total	$334,819	$38,463	$1,336,329	$150,397	$58	$1,860,066

The following table sets forth all loans at December 31, 2025 that are due after December 31, 2025 and have either fixed interest rates or floating or adjustable interest rates:

		Floating or	Total at
	Fixed Rates	Adjustable Rates	December 31, 2025

	(Dollars in thousands)

Residential real estate loans	$194,268	$126,494	$320,762
Non-residential real estate loans	1,245	21,490	22,735
Construction loans	—	375,473	375,473
Commercial and industrial loans	22,626	19,147	41,773
Total	$218,139	$542,604	$760,743

Securities

Our investment portfolio consists primarily of mutual funds, residential mortgage-backed securities issued by Fannie Mae, Freddie Mac, and Ginnie Mae primarily with stated final maturities of 10 years or more, and municipal securities with maturities of one year or more.

The following table sets forth the stated maturities and weighted average yields of investment securities at December 31, 2025. Weighted average yields on tax-exempt securities are presented on a tax equivalent basis using a combined federal and state marginal rate of 28.4%. Certain securities have adjustable interest rates and will reprice monthly, quarterly, semi-annually or annually within the various maturity ranges. Equity securities are not included in the table based on lack of a maturity date. The table presents contractual maturities for mortgage-backed securities and does not reflect repricing or the effect of prepayments.

			Due after One but within		Due after Five but within
	Due within One Year		Five Years		Ten Years		Due after Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average
December 31, 2025	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield

	(Dollars in thousands)
Securities held-to-maturity:
Mortgage-backed securities	$—	—%	$3	5.51%	$808	2.15%	$1,590	2.31%	$2,401	2.27%
U.S. agency collateralized mortgage obligations	—	—	—	—	—	—	2,673	1.48	2,673	1.48
Municipal bonds	881	3.89	3,591	2.27	3,385	2.13	5,510	1.58	13,367	2.06
Total held-to-maturity	$881	3.89%	$3,594	2.27%	$4,193	2.13%	$9,773	1.67%	$18,441	2.00%
Total investment securities	$881	3.89%	$3,594	2.27%	$4,193	2.13%	$9,773	1.67%	$18,441	2.00%

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

	At December 31,
	2025			2024
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Percent	Rate	Balance	Percent	Rate

	(Dollars in thousands)
Demand deposits:
Non-interest bearing	$274,033	17.54%	—	$277,957	17.82%	—
NOW and money market	292,998	18.76%	3.09%	209,993	13.46%	3.41%
Total	567,031	36.30%	1.63%	487,950	31.28%	1.56%
Savings accounts	136,894	8.76%	2.05%	154,430	9.90%	2.16%
Certificates of deposit	858,115	54.94%	3.97%	917,665	58.82%	4.71%
Total	$1,562,040	100.00%	2.97%	$1,560,045	100.00%	3.50%

As of December 31, 2025 and 2024, the aggregate amount of uninsured deposits (deposits in amounts greater than $250,000, which is the maximum amount for federal deposit insurance) was $361.0 million and $346.9 million, respectively. In addition, as of December 31, 2025, the aggregate amount of all our uninsured certificates of deposit was $172.0 million. We have no deposits that are uninsured for any reason other than being in excess of the maximum amount for federal deposit insurance.

The following table sets forth the portion of the Bank’s certificates of deposit, by remaining time until maturity, that are in excess of the FDIC insurance limit as of December 31, 2025:

At
December 31, 2025
(In thousands)
Maturity Period:
Three months or less	$28,547
Over three through six months	20,485
Over six through twelve months	100,340
Over twelve months	22,662
Total	$172,034

Average Balance Sheets

The following tables set forth average balance sheets, average yields and costs, and certain other information for the years indicated. No tax-equivalent yield adjustments have been made, as the effects would be immaterial.  All average balances are daily average balances.  Non-accrual loans were included in the computation of average balances. The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense. Deferred loan cost totaled $268,000 and deferred loan fees totaled $49,000 for the years ended December 31, 2025 and 2024, respectively. Loan balances exclude loans held for sale.

	Year Ended December 31,
	2025			2024
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$1,805,645	$149,624	8.29%	$1,701,079	$153,902	9.05%
Securities	39,311	1,082	2.75	34,765	839	2.41
Federal Home Loan Bank stock	580	42	7.24	677	70	10.34
Other interest-earning assets	71,763	3,370	4.70	92,610	5,202	5.62
Total interest-earning assets	1,917,299	154,118	8.04	1,829,131	160,013	8.75
Allowance for credit losses	(4,856)			(4,940)
Noninterest-earning assets	93,183			90,675
Total assets	$2,005,626			$1,914,866

Interest-bearing liabilities:
Interest-bearing demand deposits	$292,998	$9,881	3.37%	$209,993	$8,498	4.05%
Savings and club accounts	136,894	2,942	2.15	154,430	3,799	2.46
Certificates of deposit	858,115	36,895	4.30	917,665	43,322	4.72
Interest-bearing deposits	1,288,007	49,718	3.86	1,282,088	55,619	4.34
Borrowings	83,933	3,664	4.37	33,117	1,602	4.84
Total interest-bearing liabilities	1,371,940	$53,382	3.89	1,315,205	$57,221	4.35
Noninterest-bearing demand deposits	274,033			277,957
Other noninterest-bearing liabilities	21,194			19,739
Total liabilities	1,667,167			1,612,901
Total shareholders’ equity	338,459			301,965
Total liabilities and shareholders’ equity	$2,005,626			$1,914,866
Net interest income		$100,736			$102,792
Net interest rate spread (1)			4.15%			4.40%
Net interest margin (3)			5.25%			5.62%
Net interest-earning assets (2)	$545,359			$513,926
Average interest-earning assets to interest-bearing liabilities	139.75%			139.08%
(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Year Ended 12/31/2025
	Compared to
	Year Ended 12/31/2024
	Increase (Decrease)
	Due to
	Volume	Rate	Total

	(Dollars in thousands)
Interest income:
Loans receivable	$9,124	$(13,402)	$(4,278)
Securities	117	126	243
Federal Home Loan Bank stock	(9)	(19)	(28)
Other interest-earning assets	(1,060)	(772)	(1,832)
Total	$8,172	$(14,067)	$(5,895)
Interest expense:
Interest bearing demand deposit	$2,965	$(1,582)	$1,383
Savings accounts	(406)	(451)	(857)
Certificates of deposits	(2,706)	(3,721)	(6,427)
Borrowed money	2,233	(171)	2,062
Total	2,086	(5,925)	(3,839)
Net change in net interest income	$6,086	$(8,142)	$(2,056)

Results of Operations for the Years Ended December 31, 2025 and 2024

Financial Highlights

Net income for the year ended December 31, 2025 was $44.4 million compared to net income of $47.1 million for the year ended December 31, 2024. Net income for the year ended December 31, 2025 was lower than net income for the year ended December 31, 2024 primarily due to a decrease in net interest income and an increase in non-interest expense, partially offset by a decrease in the provision for credit losses, an increase in non-interest income, and a decrease in income tax expense.

Summary Income Statements

The following table sets forth the income summary for the periods indicated:

	Year Ended December 31,
			Change Fiscal 2025/2024
	2025	2024	$	%

	(Dollars in thousands)
Net interest income	$100,735	$102,792	$(2,057)	(2.00)%
Provision for (reversal of) credit losses	(99)	740	(839)	(113.38)%
Non-interest income	4,093	2,783	1,310	47.07%
Non-interest expenses	42,668	39,062	3,606	9.23%
Income tax expense	17,846	18,699	(853)	(4.56)%
Net income	$44,413	$47,074	$(2,661)	(5.65)%
Return on average assets	2.21%	2.46%
Return on average equity	13.12%	15.59%

Net Interest Income

Net interest income totaled $100.7 million for the year ended December 31, 2025, as compared to $102.8 million for the year ended December 31, 2024. The decrease in net interest income of $2.1 million, or 2.0%, was primarily due to a decrease in interest income that exceeded a decrease in interest expense caused by a decrease in the yield on interest-earning assets that exceeded the decrease in the cost of funds for interest-bearing liabilities. The decrease in the yield on interest-earning assets and the cost of funds for interest-bearing liabilities was due primarily to a 175 basis points decrease in the Federal Funds rate from September 2024 to December 2025.

The decrease in yields and cost of funds was partially offset by an increase in the average balance of interest-earning assets that exceeded an increase in the average balance of interest-bearing liabilities. In this regard, the increase in the average balances of loans receivable and investment securities exceeded the decrease in the average balances of FHLB stock and other interest-earning assets. In addition, the increase in the average balances of interest-bearing demand deposits and borrowed money exceeded the decrease in the average balances of certificates of deposits and savings and club deposits.

Total interest and dividend income decreased $5.9 million, or 3.7%, to $154.1 million for the year ended December 31, 2025 from $160.0 million for the year ended December 31, 2024. The decrease in interest and dividend income was due to a decrease in the yield on interest-earning assets by 71 basis points from 8.75% for the year ended December 31, 2024 to 8.04% for the year ended December 31, 2025, partially offset by an increase in the average balance of interest-earning assets of $88.2 million, or 4.8%, to $1.9 billion for the year ended December 31, 2025 from $1.8 billion for the year ended December 31, 2024.

The increase in the average balance of interest-earning assets was due to an increase in the average balances of loans receivable of $104.6 million, or 6.1%, to $1.8 billion for the year ended December 31, 2025 from $1.7 billion for the year ended December 31, 2024 and an increase in the average balances of investment securities of $4.5 million, or 13.1%, to $39.3 million for the year ended December 31, 2025 from $34.8 million for the year ended December 31, 2024. These increases were partially offset by a decrease in the average balances of other interest-earning assets of $20.8 million, or 22.5%, to $71.8 million for the year ended December 31, 2025 from $92.6 million for the year ended December 31, 2024 and a decrease in the average balances of FHLB stock of $97,000, or 14.3%, to $580,000 for the year ended December 31, 2025 from $677,000 for the year ended December 31, 2024.

Interest expense decreased $3.9 million, or 6.7%, to $53.4 million for the year ended December 31, 2025 from $57.2 million for the year ended December 31, 2024. The decrease in interest expense was due to a decrease in the cost of interest-bearing liabilities by 46 basis points from 4.35% for the year ended December 31, 2024 to 3.89% for the year ended December 31, 2025, partially offset by an increase in average interest-bearing liabilities of $56.7 million, or 4.3%, to $1.4 billion for the year ended December 31, 2025 from $1.3 billion for the year ended December 31, 2024.

The cost of interest-bearing liabilities was partially impacted by a shift to interest-bearing demand deposits and borrowed money from savings and club deposits and interest-bearing certificates of deposits. In this regard, the average balances of interest-bearing demand deposits increased by $83.0 million, or 39.5%, to $293.0 million for the year ended December 31, 2025 from $210.0 million for the year ended December 31, 2024 and the average balances of borrowed money increased by $50.8 million, or 153.4%, to $83.9 million for the year ended December 31, 2025 from $33.1 million for the year ended December 31, 2024. The average balances of interest-bearing certificates of deposits decreased by $59.6 million, or 6.5%, to $858.1 million for the year ended December 31, 2025 from $917.7 million for the year ended December 31, 2024 and the average balances of savings and club deposits decreased by $17.5 million, or 11.4%, to $136.9 million for the year ended December 31, 2025 from $154.4 million for the year ended December 31, 2024. In addition, the average balances of our non-interest bearing demand deposits decreased by $3.9 million, or 1.4%, from $277.9 million for the year ended December 31, 2024 to $274.0 million for the year ended December 31, 2025.

The increase in the average balances of interest-bearing demand deposits and borrowed money was used primarily to fund the loan portfolio growth and the decreases in other interest-earning assets, interest-bearing certificates of deposits, savings and club deposits, and non-interest bearing demand deposits.

Net interest margin decreased 37 basis points, or 6.6%, to 5.25% for the year ended December 31, 2025 compared to 5.62% for the year ended December 31, 2024. The decrease in the net interest margin was due to a 175 basis points decrease in the Federal Funds rate from September 2024 to December 2025 that resulted in a decrease in the yield on interest-earning assets, partially offset by a larger decrease in the cost of funds on interest-bearing liabilities.

Credit Loss Expense.  A credit loss expense reduction of $97,000 was recorded for the year ended December 31, 2025 compared to a credit loss expense of $740,000 for the year ended December 31, 2024. The credit loss expense reduction of $97,000 for the year ended December 31, 2025 was comprised of a credit loss expense reduction for loans of $272,000, offset by a credit loss expense for off-balance sheet commitments of $175,000.

The credit loss expense reduction for loans of $272,000 for the year ended December 31, 2025 was primarily due to a credit loss expense reduction of $334,000 during the fourth quarter of 2025 due to a recovery of unused interest reserve deposits totaling $334,000 from a foreclosed construction loan, offset by a credit loss expense of $62,000 during the first quarter of 2025 due to an increase in the multi-family loan portfolio.

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

We charged-off $702,000 during the year ended December 31, 2025 as compared to charge-offs of $347,000 during the year ended December 31, 2024. The charge-offs in both years were against various unpaid overdrafts in our demand deposit accounts.

We recorded recoveries of $875,000 during the year ended December 31, 2025 compared to no recoveries during the year ended December 31, 2024. The recoveries of $875,000 during the year ended December 31, 2025 were comprised of recoveries of $350,000 from a previously charged-off non-residential mortgage loan, $334,000 from unused interest reserve deposits from a construction loan, and $191,000 from previously charged-off unpaid overdrafts on demand deposit accounts.

Based on a review of our loan portfolio, held-to-maturity investment securities, and off-balance sheet commitments at December 31, 2025, management believes that the allowance is maintained at a level that represents its best estimate of expected future losses in the loan portfolio, held-to-maturity investment securities, and off-balance sheet commitments that were both probable and reasonably estimable.

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

Non-Interest Income

The following table sets forth a summary of non-interest income for the periods indicated:

	Year Ended December 31,
	2025	2024

	(Dollars in thousands)
Other loan fees and service charges	$2,714	$2,098
(Loss) gain on disposition of equipment	(6)	22
Earnings on bank-owned life insurance	695	656
Unrealized gain (loss) on equity securities	576	(109)
Other	114	116
Total	$4,093	$2,783

Non-interest income for the year ended December 31, 2025 was $4.1 million compared to non-interest income of $2.8 million for the year ended December 31, 2024. The increase in total non-interest income of $1.3 million, or 47.1%, was primarily due to increases of $686,000 in unrealized gain on equity securities, $616,000 in other loan fees and service charges, and $39,000 in BOLI income, partially offset by decreases of $28,000 in net gain on disposition of fixed assets and $2,000 in miscellaneous other non-interest income.

The increase in unrealized gain on equity securities was due to an unrealized gain of $577,000 on equity securities during the year ended December 31, 2025 compared to an unrealized loss of $109,000 on equity securities during the year ended December 31, 2024. Both the unrealized gain/loss on equity securities during the 2025 and 2024 periods were due to market interest rate volatility during the respective periods. The increase of $616,000 in other loan fees and service charges was due to increases of $425,000 in miscellaneous loan fees, $188,000 in ATM/debit card/ACH fees, and $2,000 in deposit account fees. The increase in BOLI income of $39,000 was due to an increase in the yield on BOLI assets.

Regarding the sale/disposition of fixed assets, we recorded losses of $6,000 during the year ended December 31, 2025 compared to gains of $22,000 during the year ended December 31, 2024.

Non-Interest Expense

The following table sets forth an analysis of non-interest expense for the periods indicated:

	Year Ended December 31,
	2025	2024

	(Dollars in thousands)
Salaries and employee benefits	$23,184	$20,942
Occupancy expense	2,992	2,828
Equipment	868	890
Outside data processing	3,078	2,604
Advertising	426	418
Real estate owned expense	845	731
Other	11,275	10,649
Total	$42,668	$39,062

Non-interest expense increased $3.6 million, or 9.2%, to $42.7 million for the year ended December 31, 2025 from $39.1 million for the year ended December 31, 2024. The increase resulted primarily from increases of $2.2 million in salaries and employee benefits, $626,000 in other operating expense, $474,000 in outside data processing expense, $164,000 in occupancy expense, $114,000 in real estate owned expense, and $8,000 in advertising expense, partially offset by a decrease of $22,000 in equipment expense.

Salaries and employee benefits increased by $2.2 million, or 10.7%, to $23.2 million in 2025 from $20.9 million in 2024 primarily due to the hiring of additional personnel to support the growth of the Company, an increase in personnel compensation and benefits cost in order to remain competitive in recruiting and retaining personnel, an increase in the ESOP compensation cost due to an increase in the value of the Company’s stock, and an increase in the amortization of expenses related to the 2022 Equity Incentive Plan awards of restricted stocks and options, partially offset by an increase in loan origination offset expenses related to loan origination fees due to an increase in loan originations.

Other non-interest expense increased by $626,000 or 5.9%, to $11.3 million in 2025 from $10.6 million in 2024 due mainly to increases of $426,000 in miscellaneous other non-interest expense, $371,000 in legal fees, $84,000 in service contracts expense, $55,000 in dues and subscriptions, $14,000 in audit and accounting fees, $14,000 in insurance expense, and $9,000 in recruitment expense. These increases were partially offset by decreases of $234,000 in directors compensation, $42,000 in consulting fees, $30,000 in telephone expense, $23,000 in directors, officers, and employee expenses, and $9,000 in office supplies.

The increase of $426,000 in miscellaneous other non-interest expense was mainly due to increases of $280,000 in regulatory insurance premiums and assessments due to an increase in our total assets, $137,000 in other non-interest expense, $71,000 in public company expense, $21,000 in check charges and correspondent bank service charges, and $10,000 in postage expense, partially offset by a decrease of $93,000 in miscellaneous charge-offs.

Real estate owned expense increased by $114,000, or 15.6%, to $845,000 in 2025 from $731,000 in 2024 due to the write down and losses totaling $495,000 on the sale of a foreclosed property located in Pittsburgh, Pennsylvania, $232,000 in closing costs related to the sale of a foreclosed property located in the Bronx in 2025, and operating expenses totaling $118,000. In 2024, we wrote down $689,000 in the value of the Pittsburgh foreclosed property and experienced operating expenses totaling $42,000. The write downs on the fair market value of the Pittsburgh foreclosed property in 2025 and 2024 was due to the decrease in demand for office space in that area.

Outside data processing expense increased by $474,000, or 18.2%, to $3.1 million in 2025 from $2.6 million in 2024 to an increase in transactions and additional services required in 2025 to support the Company’s growth. Occupancy expense increased by $164,000, or 5.8%, to $3.0 million in 2025 from $2.8 million in 2024 primarily as a result of the increased cost of operating office space. Advertising expenses increased by $8,000, or 1.9%, to $426,000 in 2025 from $418,000 in 2024 due mainly to a nominal increase in promotional products and advertisements. Equipment expense decreased by $22,000, or 2.5%, to $868,000 in 2025 from $890,000 in 2024 due to a reduced need to purchase additional equipment in 2025.

Income Taxes.  The Company recorded income tax expense of $17.8 million and $18.7 million for the years ended December 31, 2025 and 2024, respectively. For the year ended December 31, 2025, the Company had approximately $867,000 in tax exempt income, compared to $$802,000 in tax exempt income for the year ended December 31, 2024. The increase in tax exempt income was due to an increase in tax exempt municipal bonds to $13.4 million as of December 31, 2025 from $9.1 million as of December 31, 2024 and an increase of $40,000 in BOLI income from 2024 to 2025.

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

The following table sets forth information with respect to our non-performing assets at the dates indicated.

	At December 31,
	2025	2024

	(Dollars in thousands)
Total non-accrual loans	$—	$—
Total accruing loans past due 90 days or more	—	—
Total non-performing loans	—	—
Real estate owned	—	5,120
Total non-performing assets	$—	$5,120
Total non-performing loans to total loans	—%	—%
Total non-performing assets to total assets	—%	0.25%

We had no non-performing assets at December 31, 2025 compared to $5.1 million in non-performing assets at December 31, 2024. Non-performing assets as of December 31, 2024 consisted of a foreclosed property totaling $4.3 million located in the Bronx, New York and a foreclosed property totaling $767,000 located in Pittsburgh, Pennsylvania.

The Bronx property was sold on June 30, 2025 to a third-party buyer at no loss to the Company which, in connection therewith, we provided the financing to complete the multi-family project. We charged off $222,000 in September 2025 on the Pittsburgh property and we sold the property on December 30, 2025 at a loss of $273,000.

In 2025, we collected no interest income from loans that were in non-accrual status in 2025. In 2024, we collected no interest income from loans that were in non-accrual status in 2024.

From time to time, as part of our loss mitigation strategy, we may modify loans to borrowers in financial distress by providing principal forgiveness, term extension, an other-than-insignificant payment delay, or interest rate reduction. When principal forgiveness is provided, the amount of forgiveness is charged-off against the allowance for credit losses. There were no new loan modifications to borrowers experiencing financial difficulties during the years ended December 31, 2025 and 2024. At December 31, 2025 and 2024, we had no loans modified to borrowers experiencing financial difficulty.

The following table summarizes classified and criticized assets of all portfolio types at the dates indicated:

	At December 31,
	2025	2024

	(In thousands)
Classified loans:
Substandard	$—	$241
Doubtful	—	—
Loss	—	—
Total classified loans	—	241
Special mention	226	—
Total criticized loans	$226	$241

On the basis of management’s review of our assets, we had no loans classified as substandard at December 31, 2025 compared to one loan with a balance of $241,000 classified as substandard at December 31, 2024. This one loan with a current balance of $226,000 was subsequently upgraded to special mention at December 31, 2025, representing all of our special mention loans as of that date, compared to no loans classified as special mention at December 31, 2024. This loan was current and performing according to its loan terms at December 31, 2025.

There were no assets classified as doubtful or loss at December 31, 2025 or 2024. The loan portfolio is reviewed on a regular basis to determine whether any loans require classification in accordance with applicable regulations. Not all classified assets constitute non-performing assets.

Delinquent Loans

The following table provides information about delinquencies in our loan portfolio at the dates indicated:

	At December 31,
	2025			2024
	Days Past Due			Days Past Due
	30 – 59	60 – 89	90 or more	30 – 59	60 – 89	90 or more

	(In thousands)
Residential real estate loans:
Multi-family	$—	$—	$—	$931	$—	$—
Consumer loan:	—	—	—	—	—	—
Construction loan:	—	—	—	—	—	—
Total	$—	$—	$—	$931	$—	$—

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

The following table sets forth the breakdown of the allowance for credit losses by loan category at the dates indicated:

	At December 31,
	2025			2024
		% of Allowance	% of Loans in		% of Allowance	% of Loans in
		Amount to Total	Category to Total		Amount to Total	Category to Total
	Amount	Allowance	Loans	Amount	Allowance	Loans

	(Dollars in thousands)
Residential real estate loans	$1,646	34.79%	18.00%	$1,900	39.33%	13.06%
Non-residential real estate loans	249	5.26	2.07	308	6.38	1.62
Construction loans	2,035	43.01	71.84	1,937	40.10	78.68
Commercial and industrial	743	15.70	8.09	520	10.77	6.55
Consumer loans	58	1.23	0.00	165	3.42	0.09
Total allowance for credit losses	$4,731	100.00%	100.00%	$4,830	100.00%	100.00%

The following table sets forth an analysis of the activity in the allowance for credit losses related to loans for the periods indicated:

	At or For the Year Ended December 31,
	2025	2024

	(Dollars in thousands)

Total loans net of deferred (fees) costs	$1,860,334	$1,812,598
Average loans outstanding	1,805,645	1,701,079

Allowance at beginning of period	$4,830	$5,093

Net charge-offs:
Residential real estate loans:
One- to four-family	—	—
Multifamily	—	—
Mixed-use	—	—
Total residential real estate loans	—	—
Non-residential real estate loans	(350)	—
Construction loans	(334)	—
Commercial and industrial loans	—	1,000
Consumer loans	511	347
Total net (recovery) charge-offs	(173)	1,347

Provision for credit losses	(272)	1,084
Allowance at end of period	$4,731	$4,830

Average loan outstanding:
Residential real estate loans:
One- to four-family	3,756	4,213
Multifamily	265,725	198,372
Mixed-use	28,305	27,965
Total residential real estate loans	297,786	230,550
Non-residential real estate loans	36,276	26,152
Construction loans	1,346,021	1,327,180
Commercial and industrial loans	124,642	115,807
Consumer loans	920	1,390
Total	1,805,645	1,701,079

Net (recovery) charge-offs as a percentage of average loans outstanding
Residential real estate loans:
One- to four-family	—%	—%
Multifamily	—	—
Mixed-use	—	—
Total residential real estate loans	—	—
Non-residential real estate loans	(0.96)	—
Construction loans	(0.02)	—
Commercial and industrial loans	—	0.86
Consumer loans	55.54	24.96
Total net (recovery) charge-offs	(0.01)%	0.08%

Credit Quality Ratios:
As a percentage of year-end loans, net of deferred fees:
Allowance for credit loss	0.25%	0.27%
Nonaccrual loans	—%	—%
Nonperforming loans	—%	—%
Allowance for credit losses to nonaccrual loans	NA %	NA %
Allowance for credit losses to nonperforming loans	NA %	NA %

The allowance for credit losses related to loans decreased by $99,000 to $4.7 million at December 31, 2025 from $4.8 million at December 31, 2024. The decrease in the allowances for credit losses was due primarily to the charge-offs of $702,000 during the year ended December 31, 2025 that were comprised of charge-offs against various unpaid overdrafts in our demand deposit accounts, partially offset by a provision for credit losses reduction of $272,000 and recoveries totaling $875,000.

The credit loss expense reduction for loans of $272,000 for the year ended December 31, 2025 was primarily due to a credit loss expense reduction of $334,000 during the fourth quarter of 2025 resulting from a recovery of unused interest reserve deposits totaling $334,000 from a foreclosed construction loan, offset by a credit loss expense of $62,000 during the first quarter of 2025 due to an increase in the multi-family loan portfolio.

We recorded recoveries of $875,000 during the year ended December 31, 2025 compared to no recoveries during the year ended December 31, 2024. The recoveries of $875,000 during the year ended December 31, 2025 were comprised of recoveries of $350,000 from a previously charged-off non-residential mortgage loan, $334,000 from unused interest reserve deposits from a construction loan, and $191,000 from previously charged-off unpaid overdrafts on demand deposit accounts.

Loans evaluated collectively totaled $1.9 billion at December 31, 2025 compared to $1.8 billion at December 31, 2024. We had no loans evaluated individually at December 31, 2025 compared to $241,000 at December 31, 2024.

The allowance for credit losses related to off-balance sheet commitments increased by $175,000 to $879,000 at December 31, 2025 from $704,000 at December 31, 2024 due primarily to an increase in the amount of off-balance sheet commitments. The allowance for credit losses related to held-to-maturity of debt securities remained the same at $126,000 at December 31, 2025 and 2024.

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

Our objective is to manage our interest rate risk by determining whether a given movement in interest rates affects our net interest income and the market value of our portfolio equity in a positive or negative way and to execute strategies to maintain interest rate risk within established limits. The results at December 31, 2025 indicate the level of risk within the parameters of our model. Our management believes that the December 31, 2025 results indicate a profile that reflects interest rate risk exposures in both rising and declining rate environments for both net interest income and economic value.

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

If the results produce quantifiable interest rate risk exposure beyond our limits, then the testing will have served as a monitoring mechanism to allow us to initiate asset/liability strategies designed to reduce and therefore mitigate interest rate risk. The table below sets forth an approximation of our interest rate risk exposure. The simulation uses projected repricing of assets and liabilities at December 31, 2025. The income simulation analysis presented represents a one-year impact of the interest scenario assuming a static balance sheet. Various assumptions are made regarding the prepayment speed and optionality of loans, investment securities and deposits, which are based on analysis and market information. The assumptions regarding optionality, such as prepayments of loans and the effective lives and repricing of non-maturity deposit products, are documented periodically through evaluation of current market conditions and historical correlations to our specific asset and liability products under varying interest rate scenarios.

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

The table below sets forth, as of December 31, 2025, the Bank’s net portfolio value, the estimated changes in our net portfolio value and net interest income that would result from the designated instantaneous parallel changes in market interest rates.

	Twelve Month
	Net Interest Income	Net Portfolio Value
	Percent		Percent
Change in Interest Rates (Basis Points)	of Change	Estimated NPV	of Change
+300	25.83%	$386,025	2.50%
+200	17.36	383,474	1.82
+100	8.69	380,641	1.07
0	—	376,603	—
-100	(9.61)%	$369,509	(1.88)%
-200	(19.27)	358,709	(4.75)
-300	(27.76)	346,848	(7.90)

As of December 31, 2025, based on the scenarios above, net interest income would increase by approximately 8.69% to 25.83%, over a one-year time horizon in a rising interest rate environment. One-year net interest income would decrease by approximately 9.61% to 27.76% in a declining interest rate environment over the same period.

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

Overall, our December 31, 2025 results indicate that we are adequately positioned with an acceptable net interest income and economic value at risk and that all interest rate risk results continue to be within our policy guidelines.

Liquidity and Capital Resources

We maintain liquid assets at levels we believe are adequate to meet our liquidity needs. We established a liquidity ratio policy that identify three liquidity ratios consisting of (1) Cash/Deposits & Short-Term Borrowings (“Cash Liquidity”), (2) Cash & Investments/Deposits & Short-Term Borrowings (“On Balance Sheet Liquidity”), and (3) Cash & Investments & Borrowing Capacity/Deposits & Short-Term Borrowings (“On Balance Sheet Liquidity & Borrowing Capacity”) to assist in the management of our liquidity. We also establish targets of 2.0% for the Cash Liquidity ratio, 5.0% for the On Balance Sheet Liquidity ratio, and 20.0% for the On Balance Sheet Liquidity & Borrowing Capacity ratio.

Our Cash Liquidity ratio, On Balance Sheet Liquidity ratio, and On Balance Sheet Liquidity & Borrowing Capacity ratio averaged 5.0%, 7.4%, and 59.9%, respectively, for the year ended December 31, 2025 compared to 6.7%, 8.8%, and 65.6%, respectively, for the year ended December 31, 2024. We adjust our liquidity levels to fund deposit outflows, pay real estate taxes on real estate loans, repay our borrowings, and to fund loan commitments. We also adjust liquidity as appropriate to meet asset and liability management objectives. However, during the interest rate environment in 2024, we have strategically allowed these metrics to fall below the minimum thresholds at times to provide for the effective management of extension risk and other interest rate risks.

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

At December 31, 2025, the Company’s ratios of Cash and Borrowing Capacity/Total Non-Contractual Deposits and Cash, Borrowing Capacity and Sourced Deposits Capacity/Total Non-Contractual Deposits were 71.7% and 119.4%, respectively.  These figures demonstrate that the Company has sufficient liquidity resources to meet sudden and unexpected deposit outflow.

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

Our primary investing activities are the origination of construction loans, commercial and industrial loans, multifamily loans, and to a lesser extent, mixed-use real estate loans and other loans. For the years ended December 31, 2025 and 2024, our loan originations totaled $860.7 million and $656.0 million, respectively. Cash received from the sales, calls, maturities and pay-downs on securities totaled $1.1 million and $1.2 million for the years ended December 31, 2025 and 2024, respectively. We purchased $8.8 million and $4.0 million in securities for the years ended December 31, 2025 and 2024, respectively.

Deposit flows are generally affected by the level of interest rates we offer, the interest rates and products offered by local competitors, and other factors. Total deposits decreased by $53.5 million at December 31, 2025 due to decreases in certificates of deposits and non-interest bearing demand deposits, offset by increases in NOW/money market deposits and savings account deposits.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of New York to provide advances. As a member of the Federal Home Loan Bank of New York, we are required to own capital stock in the Federal Home Loan Bank of New York and are authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to credit-worthiness have been met. We had an available borrowing limit of $35.8 million and $18.2 million from the Federal Home Loan Bank of New York as of December 31, 2025 and 2024, respectively. We had no Federal Home Loan Bank advances at December 31, 2025 and 2024.

The Federal Reserve Bank of New York (“FRBNY”) approved on August 30, 2023 the Bank’s eligibility to pledge loans under the Borrower-in-Custody program of the FRBNY thereby allowing the Bank to borrow from the Discount Window at the FRBNY. We had an available borrowing limit of $768.8 million and $834.7 million from the

FRBNY as of December 31, 2025 and 2024, respectively. We had $70.0 million in FRBNY borrowings at December 31, 2025 compared to no FRBNY borrowings at December 31, 2024.

In addition, we have a borrowing agreement with Atlantic Community Bankers Bank (“ACBB”) to provide short-term borrowings of $8.0 million at December 31, 2025 and 2024. There were no outstanding borrowings with ACBB at December 31, 2025 and 2024.

We have elected to withdraw the loans we have pledged to secure Federal Home Loan Bank of New York advances and some of our correspondent banking services to become effective in or around March 2026, but we will remain a member of the Federal Home Loan Bank of New York after such withdrawals become effective. We intend to utilize the FRBNY for some of our future correspondent banking services.

At December 31, 2025, we had unfunded commitments on construction loans of $404.8 million, unfunded commitments under lines of credit of $71.0 million, outstanding commitments to originate loans of $189.7 million, and unfunded standby letters of credit of $14.2 million. At December 31, 2025, certificates of deposit scheduled to mature in less than one year totaled $832.2 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In the event a significant portion of our deposits are not retained by us, we will have to utilize other funding sources, such as various types of sourced deposits, Federal Home Loan Bank advances, and/or FRBNY borrowings, in order to maintain our level of assets. Alternatively, we could reduce our level of liquid assets, such as our cash and cash equivalents. In addition, the cost of such deposits may be significantly higher or lower depending on market interest rates at the time of renewal.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its stockholders, and interest and principal on outstanding debt, if any. The Company’s primary sources of income are interest income derived from investments in loans and interest bearing accounts at other financial institutions and dividends received from the Bank. At December 31, 2025, the Company had liquid assets of $5.2 million and $3.1 million in loan participations originated by the Bank which are held by the Company.

Off-Balance Sheet Arrangements

For the year ended December 31, 2025, we did not engage in any off-balance sheet transactions reasonably likely to have a material adverse effect on our financial condition, results of operations or cash-flows.

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

The Company’s management has, including the Company’s principal executive officer and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment and based on such criteria, we believe that, as of December 31, 2025, the Company’s internal control over financial reporting was effective.

Internal Control Over Financial Reporting. During the quarter and year ended December 31, 2025, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm because the Company is an emerging growth company.

ITEM 9B.OTHER INFORMATION

During the fiscal quarter ended December 31, 2025, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

ITEM 9C.DISCLOSURE REGARDING FOREIGN JURISDICTION THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The information required by this item is incorporated herein by reference to “Item 1: Business—Executive Officers” in this Annual Report on Form 10-K and to the sections captioned “Proposal 1—Election of Directors,” and “Corporate Governance” in our definitive proxy statement for our 2026 annual meeting of stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year covered by this Annual Report on Form 10-K (the “Proxy Statement”).

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

ITEM 11.EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the sections captioned “Executive Compensation” and “Director Compensation” in the Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the sections captioned “Proposal 1-Election of Directors,” “Policies and Procedures for Approval of Related Persons Transactions,” “Transactions with Related Persons,” and “Corporate Governance” in the Proxy Statement.

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the section captioned “Proposal 3—Ratification of Appointment of Independent Registered Public Accounting Firm” in the Proxy Statement.

PART IV

ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)	The financial statements required in response to this item are incorporated herein by reference from Item 8 of this Annual Report on Form 10-K.

(2)	All financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)	Exhibits

	No.	Description	Location

	3.1	Articles of Incorporation of NorthEast Community Bancorp, Inc.	Incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-253982), initially filed on March 8, 2021

	3.2	Bylaws of NorthEast Community Bancorp, Inc.	Incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 333-253982), initially filed on March 8, 2021

	4.0	Specimen Stock Certificate of NorthEast Community Bancorp, Inc.	Incorporated herein by reference to Exhibit 4.0 to the Company’s Registration Statement on Form S-1 (File No. 333-253982), initially filed on March 8, 2021

	4.1	Description of NorthEast Community Bancorp, Inc.’s Common Stock Registered Under Section 12 of the Securities Exchange Act of 1934	Incorporated herein by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2022 (File No. 001-40589), filed on March 30, 2023

	10.1	Employment Agreement by and between NorthEast Community Bancorp, Inc., NorthEast Community Bank and Kenneth A. Martinek+	Incorporated herein by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2023 (File No. 001-40589), filed on March 28, 2024

	10.2	Employment Agreement by and between NorthEast Community Bancorp, Inc., NorthEast Community Bank and Jose M. Collazo+	Incorporated herein by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2023 (File No. 001-40589), filed on March 28, 2024

	10.3	Employment Agreement by and between NorthEast Community Bancorp, Inc., NorthEast Community Bank and Donald S. Hom+	Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2023 (File No. 001-40589), filed on August 10, 2023

	10.4	NorthEast Community Bank Supplemental Executive Retirement Plan+	Incorporated herein by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-253982), initially filed on March 8, 2021

10.5	NorthEast Community Bank Directors’ Deferred Compensation Plan, as amended and restated+	Incorporated herein by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-253982), initially filed on March 8, 2021

10.6	NorthEast Community Bank Outside Director Retirement Plan+	Incorporated herein by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-253982), initially filed on March 8, 2021

10.7	NorthEast Community Bancorp, Inc. Stock-Based Deferred Compensation Plan+	Incorporated herein by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (File No. 333-253982), initially filed on March 8, 2021

10.8	NorthEast Community Bancorp, Inc. 2022 Equity Incentive Plan+	Incorporated by reference to Appendix A to the Company’s Definitive Proxy Materials on Schedule 14A (File No. 001-40589), filed on August 19, 2022

19.1	NorthEast Community Bancorp, Inc. Policy Regarding Insider Trading	Incorporated herein by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2024 (File No. 001-40589), filed on March 14, 2025

21.0	Subsidiaries	Filed herewith

23.1	Consent of S.R. Snodgrass, P.C.	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Filed herewith

97	NorthEast Community Bancorp, Inc. Incentive-Compensation Recoupment Policy	Incorporated herein by reference to Exhibit 97 to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2023 (File No. 001-40589), filed on March 28, 2024

101

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

Filed herewith

104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)	Filed herewith

+ Management contract or compensatory plan, contract or arrangement.

ITEM 16.FORM 10-K SUMMARY

Not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of NorthEast Community Bancorp, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statement of financial condition of NorthEast Community Bancorp, Inc., and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Cranberry Township, Pennsylvania

March 13, 2026

Northeast Community Bancorp, Inc.

Consolidated Statements of Financial Condition

	December 31,	December 31,
	2025	2024

	(In thousands, except share
	and per share amounts)
ASSETS
Cash and amounts due from depository institutions	$10,456	$13,700
Interest-bearing deposits	70,719	64,559
Total cash and cash equivalents	81,175	78,259
Certificates of deposit	100	100
Equity securities	26,570	21,994
Securities held-to-maturity (net of allowance for credit losses of $126 and $126, respectively)	18,315	14,616
Loans receivable	1,860,066	1,812,647
Deferred loan costs (fees), net	268	(49)
Allowance for credit losses	(4,731)	(4,830)
Net loans	1,855,603	1,807,768
Premises and equipment, net	25,377	24,805
Investments in restricted stock, at cost	410	397
Bank owned life insurance	26,433	25,738
Accrued interest receivable	12,228	13,481
Real estate owned	-	5,120
Property held for investment	1,334	1,370
Right of Use Assets – Operating	4,656	4,001
Right of Use Assets – Financing	343	347
Other assets	10,964	11,585
Total assets	$2,063,508	$2,009,581
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing	$271,924	$287,135
Interest bearing	1,344,977	1,383,240
Total deposits	1,616,901	1,670,375
Advance payments by borrowers for taxes and insurance	2,352	1,618
Borrowings	70,000	-
Lease Liability – Operating	4,796	4,108
Lease Liability – Financing	434	609
Accounts payable and accrued expenses	17,325	14,530
Total liabilities	1,711,808	1,691,240

Northeast Community Bancorp, Inc.

Consolidated Statements of Financial Condition (Continued)

	December 31,	December 31,
	2025	2024

	(In thousands, except share
	and per share amounts)
Stockholders’ equity:
Preferred stock, $0.01 par value; 25,000,000 shares authorized; none issued or outstanding	$—	$—
Common stock, $0.01 par value; 75,000,000 shares authorized; 13,963,432 shares and 14,016,254 shares outstanding, respectively	140	140
Additional paid-in capital	111,575	110,091
Unearned Employee Stock Ownership Plan (“ESOP”) shares	(5,218)	(6,088)
Retained earnings	244,970	213,974
Accumulated other comprehensive income	233	224
Total stockholders’ equity	351,700	318,341
Total liabilities and stockholders’ equity	$2,063,508	$2,009,581

See notes to consolidated financial statements.

Northeast Community Bancorp, Inc.

Consolidated Statements of Income

	Years Ended December 31,
	2025	2024

	(In thousands, except per share amounts)
INTEREST INCOME:
Loans	$149,624	$153,902
Interest-earning deposits	3,370	5,202
Securities	1,124	909
Total Interest Income	154,118	160,013
INTEREST EXPENSE:
Deposits	49,719	55,619
Borrowings	3,625	1,564
Financing lease	39	38
Total Interest Expense	53,383	57,221
Net Interest Income	100,735	102,792
(Reversal of) provision for credit loss	(99)	740
Net Interest Income after Provision for Credit Loss	100,834	102,052
NON-INTEREST INCOME:
Other loan fees and service charges	2,714	2,098
(Loss) gain on disposition of equipment	(6)	22
Earnings on bank owned life insurance	695	656
Unrealized gain (loss) on equity securities	576	(109)
Other	114	116
Total Non-Interest Income	4,093	2,783
NON-INTEREST EXPENSES:
Salaries and employee benefits	23,184	20,942
Occupancy expense	2,992	2,828
Equipment	868	890
Outside data processing	3,078	2,604
Advertising	426	418
Real estate owned expense	845	731
Other	11,275	10,649
Total Non-Interest Expenses	42,668	39,062
INCOME BEFORE PROVISION FOR INCOME TAXES	62,259	65,773
PROVISION FOR INCOME TAXES	17,846	18,699
NET INCOME	$44,413	$47,074

EARNINGS PER COMMON SHARE – BASIC	$3.35	$3.58
EARNINGS PER COMMON SHARE – DILUTED	3.25	3.52
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC	13,261	13,136
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – DILUTED	13,659	13,359

See notes to consolidated financial statements.

Northeast Community Bancorp, Inc.

Consolidated Statements of Comprehensive Income

	Years Ended December 31,
	2025	2024

	(In thousands)
Net Income	$44,413	$47,074
Other comprehensive income (loss):
Defined benefit pension:
Reclassification adjustments out of accumulated other comprehensive income:
Amortization of actuarial gain¹	(25)	(41)
Actuarial gain (loss) arising during period	39	(88)
Total	14	(129)
Income tax (effect) benefit²	(5)	36
Total other comprehensive income (loss)	9	(93)
Total Comprehensive Income	$44,422	$46,981
(1)	Amounts are included in other expenses in the audited consolidated statements of income as part of net periodic pension cost. See Note 16 for further information.
(2)	Amounts are included in provision for income taxes in the audited consolidated statements of income.

See notes to consolidated financial statements.

Northeast Community Bancorp, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

Years Ended December 31, 2025 and 2024

						Accumulated
			Additional			Other
	Number of	Common	Paid- in	Unearned	Retained	Comprehensive
	Shares	Stock	Capital	ESOP Shares	Earnings	Income	Total

	(In thousands, except share and per share amounts)

Balance – December 31, 2024	14,016,254	$140	$110,091	$(6,088)	$213,974	$224	$318,341
Net income	—	—	—	—	44,413	—	44,413
Other comprehensive income	—	—	—	—	—	9	9
Cash dividend declared ($1.00 per share)	—	—	—	—	(13,404)	—	(13,404)
Stock Repurchases	(94,742)	—	(1,581)	—	—	—	(1,581)
Restricted stock award	7,440	—	—	—	—	—	—
Stock option exercise	34,480	—	—		—	—	—
Compensation expense related to restricted stock awards	—	—	1,195	—	—	—	1,195
Compensation expense related to stock options	—	—	792	—	—	—	792
ESOP shares earned	—	—	1,078	870	(13)	—	1,935
Balance – December 31, 2025	13,963,432	$140	$111,575	$(5,218)	$244,970	$233	$351,700

						Accumulated
			Additional			Other
	Number of	Common	Paid- in	Unearned	Retained	Comprehensive
	Shares	Stock	Capital	ESOP Shares	Earnings	Income (Loss)	Total

	(In thousands, except share and per share amounts)

Balance – December 31, 2023	14,144,856	$142	$109,924	$(6,563)	$175,505	$317	$279,325
Net income	—	—	—	—	47,074	—	47,074
Other comprehensive loss	—	—	—	—	—	(93)	(93)
Cash dividend declared ($0.65 per share)	—	—	—	—	(8,662)	—	(8,662)
Stock Repurchases	(195,803)	(2)	(3,198)	—	—	—	(3,200)
Restricted stock award	30,000	—	—	—	—	—	—
Stock option exercise	37,201	—	14		—	—	14
Compensation expense related to restricted stock awards	—	—	1,199	—	—	—	1,199
Compensation expense related to stock options	—	—	845	—	—	—	845
ESOP shares earned	—	—	1,307	475	57	—	1,839
Balance – December 31, 2024	14,016,254	$140	$110,091	$(6,088)	$213,974	$224	$318,341

See notes to consolidated financial statements.

Northeast Community Bancorp, Inc.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2025	2024

	(In thousands)
Cash Flows from Operating Activities:
Net income	$44,413	$47,074
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of securities premiums and discounts, net	5	6
(Reversal of) provision for credit losses	(99)	740
Depreciation	1,169	1,186
Net accretion of deferred loan fees and costs	(372)	(149)
Deferred income tax expense (benefit)	326	(467)
Unrealized (gain) loss on equity securities	(576)	109
Impairment of real estate owned	222	689
Loss on sale of real estate owned	272	-
Earnings on bank owned life insurance	(695)	(656)
Loss (gain) on dispositions of premises and equipment	6	(22)
ESOP compensation expense	1,935	1,839
Compensation expense related to stock options	792	845
Compensation expense related to restricted stock	1,195	1,199
Decrease (increase) in accrued interest receivable	1,253	(1,170)
Increase in other assets	(320)	(2,526)
Decrease in accounts payable - loan closing	(28)	(125)
Increase in accounts payable and accrued expenses	3,090	114
Net Cash Provided by Operating Activities	52,588	48,686
Cash Flows from Investing Activities:
Net increase in loans	(43,904)	(243,069)
Proceeds from sale of loans	1,066	11,817
Proceeds from sale of real estate owned	273	—
Principal repayments on securities held-to-maturity	1,096	1,249
Purchase of marketable equity securities	(4,000)	(4,000)
Purchase of securities held-to-maturity	(4,800)	—
Purchase of FHLB stock	(688)	(98)
Redemption of FHLB stock	675	630
Purchases of premises and equipment	(1,747)	(517)
Net Cash Used in Investing Activities	(52,029)	(233,988)
Cash Flows from Financing Activities:
Net (decrease) increase in deposits	(53,474)	270,339
Net proceeds (repayments) from borrowings	70,000	(64,000)
Stock repurchases	(1,581)	(3,200)
Stock option exercised	—	14
Increase (decrease) in advance payments by borrowers for taxes and insurance	734	(402)
Cash dividends paid	(13,322)	(7,861)
Net Cash Provided by Financing Activities	2,357	194,890
Net Increase in Cash and Cash Equivalents	2,916	9,588
Cash and Cash Equivalents – Beginning	78,259	68,671
Cash and Cash Equivalents – Ending	$81,175	$78,259

See notes to consolidated financial statements.

Northeast Community Bancorp, Inc.

Consolidated Statements of Cash Flows (Continued)

	Years Ended December 31,
	2025	2024

	(In thousands)
Supplementary Cash Flows Information:
Income taxes paid:
Federal	$11,000	$14,000
State and local¹	4,442	8,109
Total income taxes paid	$15,442	$22,109
Interest paid	$52,323	$56,579
Supplementary Disclosure of Non-Cash Investing and Financing Activities:
Recognition of right of use asset – operating	$1,537	$—
Recognition of lease liability – operating	$1,537	$—
Recognition of real estate owned	$—	$4,353
Sale of real estate owned	$4,353	$—
Dividends declared and not paid	$2,793	$2,102
(1)	For the years presented New York State, New York City, and Massachusetts make up 100% of the tax effect in this category.

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

New England Commercial Properties LLC (“NECP”), a New York limited liability company and wholly owned subsidiary of the Bank, was formed in October 2007 to facilitate the purchase or lease of real property by the Bank. New England Commercial Properties, LLC owned one foreclosed property located in Pennsylvania that was sold in December 2025.

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

Based on management’s comprehensive analysis of the credit portfolio, management believes the allowance for credit losses is appropriate as of December 31, 2025 and 2024, respectively.

Concentration of Risk:

The Company’s lending activity is concentrated in construction loans secured by the construction primarily of multi-family, residential condominium properties, and occasionally non-residential properties located in New York State and occasionally by the renovation of multi-family properties in Massachusetts.  As of December 31, 2025 and 2024, the Company had majority of construction loans located in New York state, including $567.8 million and $708.5 million in the Bronx, $278.8 million and $246.4 million in the Town of Monroe, $89.4 million and $112.4 million in the Hamlet of Monsey, and $103.0 million and $141.6 million in the Village of Spring Valley.

The Company also had deposits in excess of the FDIC insurance limit at other financial institutions.  At December 31, 2025 and 2024, such deposits totaled $62.1 million and $51.0 million held by the Federal Reserve Bank of New York, $10.0 million and $12.1 million held by the Federal Home Loan Bank of New York, and $729,000 and $707,000 held by Atlantic Community Bankers Bank (“ACBB”).  Generally, deposits in excess of $250,000 are not insured by the FDIC.

Northeast Community Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies (continued)

Premises and Equipment:

Land is stated at cost.  Buildings and improvements, leasehold improvements and furnishings and equipment are stated at cost less accumulated depreciation and amortization computed on the straight-line method over the following useful lives:

Years
Buildings	30 – 50
Building improvements	10 – 50
Leasehold improvements	1 – 15
Furnishings and equipment	3 – 7

Maintenance and repairs are charged to operations in the years incurred.

Property and equipment are evaluated for impairment periodically whenever events or changes in circumstances indicate that their related carrying amounts may not be recoverable.  In evaluating property and equipment for recoverability, we use our best estimate of future cash flows expected to result from the use of the asset and its eventual disposition.  To the extent that estimated future undiscounted net cash flows attributable to the asset are less than the carrying amount, an impairment loss is recognized equal to the difference between the carrying value of such asset and its fair value.  The Company did not have impairment recorded for property and equipment in 2025 and 2024.

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

Investments in Restricted Stock:

Federal law requires a member institution of the Federal Home Loan Bank (“FHLB”) system to hold stock of its district FHLB according to a predetermined formula.  The Company also owns restricted stock in Atlantic Community Bancshares, Inc. (ACBI), holding company of ACBB, a correspondent banker’s bank.  These stocks are carried at cost.  At December 31, 2025 and 2024, the Company had $340,000 and $327,000 in FHLB stock, and $70,000 and $70,000 in ACBB stocks.

Real Estate Owned:

Real estate owned is carried at the lower of cost or fair value of the related property, as determined by current appraisals less estimated costs to sell.  Foreclosed real estate is initially recorded at the fair value of property acquired minus estimated costs to sell at the date of foreclosure, establishing a new cost basis.  Write-downs on these properties, which occur after the initial transfer from the loan portfolio, are recorded as operating expenses.  Costs of holding such properties are charged to non-interest expense in the current period.  Gains, to the extent allowable, and losses on the disposition of these properties are reflected in the real estate owned expense in the consolidated statement of income.  The Company sold all real estate owned in 2025 resulting in a zero balance at December 31, 2025. Total write-downs and loss of sales amounted to $845,000 in 2025. In 2024, the Company wrote down $689,000 due to a decrease in the estimated fair value of a foreclosed property located in Pittsburgh, Pennsylvania.

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

Property held for investment is evaluated for impairment periodically whenever events or changes in circumstances indicate that their related carrying amounts may not be recoverable.  In evaluating property held for investment for recoverability, we use our best estimate of future cash flows expected to result from the use of the asset and its eventual disposition.  To the extent that estimated future undiscounted net cash flows attributable to the asset are less than the carrying amount, an impairment loss is recognized equal to the difference between the carrying value of such asset and its fair value.  The Company did not have impairment recorded for property held for investment in 2025 and 2024.

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

The Company accounts for uncertainty in income taxes recognized in its consolidated financial statements in accordance with ASC Topic 740, “Income Taxes”, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The Company has not identified any significant income tax uncertainties through the evaluation of its income tax positions for the years ended December 31, 2025 and 2024, and has not recognized any liabilities for tax uncertainties as of December 31, 2025 and 2024.  The Company’s policy is to recognize income tax related interest and penalties in income tax expense; there were no such amounts during the years ended December 31, 2025 and 2024.  The tax years subject to examination by federal, state, and city taxing authorities are 2022 through 2025.

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

At December 31, 2025, accumulated other comprehensive income totaled $233,000 and included $302,000 in prior service cost and actuarial gains of the DRP net of $69,000 of related deferred income benefits.  At December 31, 2024, accumulated other comprehensive income totaled $224,000 and included $296,000 in prior service cost and actuarial gains of the DRP net of $72,000 of related deferred income taxes.

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

Stockholders’ Equity:

The authorized capital stock of the Company under its federal charter consists of 75,000,000 shares of common stock, par value of $0.01 per share, and 25,000,000 shares of preferred stock, par value of $0.01 per share.  Each share of common stock has the same relative rights as, and is identical in all respects with, each other share of common stock.  At December 31, 2025 and 2024, the Company has issued and outstanding 13,963,432 and 14,016,254 shares of common stock.  The Company has not issued any preferred stock.

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

The Company and the Bank are subject to regulatory capital requirements promulgated by the federal banking agencies. The Federal Reserve establishes capital requirements, including well capitalized standards, for the consolidated bank holding company, and the FDIC has similar requirements for the Company’s subsidiary bank.  However, the Federal Reserve has provided a “small bank holding company” exception to its consolidated capital requirements for holding companies, and legislation and the related issuance of regulations by the Federal Reserve Board have established the current threshold for the exception at $3.0 billion.  As a result, the Company will not be subject to the consolidated holding company capital requirement until such time as its consolidated assets exceed $3.0 billion. The Bank met all capital adequacy requirements to which it was subject as of December 31, 2025 and December 31, 2024.

Northeast Community Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 2 – Mutual Holding Company Reorganization and Regulatory Matters (continued)

The following table presents information about the Bank’s capital levels at the dates presented:

			Regulatory Capital Requirements
			Minimum Capital					For Classification as
	Actual		Adequacy (1)					Well-Capitalized
	Amount	Ratio	Amount				Ratio	Amount				Ratio

	(Dollars in Thousands)
As of December 31, 2025:
Total capital (to risk-weighted assets)	$339,973	15.62%	$	≥	174,106	≥	8.00%	$	≥	217,632	≥	10.00%
Tier 1 capital (to risk-weighted assets)	334,266	15.36		≥	130,579	≥	6.00		≥	174,106	≥	8.00
Common equity tier 1 capital (to risk-weighted assets)	334,266	15.36		≥	97,934	≥	4.50		≥	141,461	≥	6.50
Core (Tier 1) capital (to adjusted total assets)	334,266	16.39		≥	81,556	≥	4.00		≥	101,945	≥	5.00
As of December 31, 2024:
Total capital (to risk-weighted assets)	$290,903	13.92%	$	≥	167,154	≥	8.00%	$	≥	208,942	≥	10.00%
Tier 1 capital (to risk-weighted assets)	285,272	13.65		≥	125,365	≥	6.00		≥	167,154	≥	8.00
Common equity tier 1 capital (to risk-weighted assets)	285,272	13.65		≥	94,024	≥	4.50		≥	135,813	≥	6.50
Core (Tier 1) capital (to adjusted total assets)	285,272	14.44		≥	79,030	≥	4.00		≥	98,788	≥	5.00
(1)	Ratios do not include the capital conservation buffer.

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

	December 31,
	2025	2024

	(In Thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$189,732	$61,188
Construction loans in process	404,768	399,629
Stand-by letters of credit	14,152	14,937
Commitments to fund unused lines of credit:
Commercial and industrial lines	71,027	86,249
	$679,679	$562,003

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

.

Note 4 – Equity Securities

The following table is the schedule of Equity Securities at December 31, 2025 and 2024.

	December 31,
	2025	2024

	(In Thousands)
Equity Securities, at Fair Value	$26,570	$21,994

The following is a summary of realized and unrealized losses recognized in net income on equity securities during the year ended December 31, 2025 and 2024:

	December 31,
	2025	2024

	(In Thousands)

Net unrealized gain (loss) recognized on equity securities during the period	$576	$(109)
Capital gain realized on equity securities during the period	—	—
Realized and unrealized net gain (loss) recognized on equity securities held at the reporting date	$576	$(109)

Note 5 – Earnings Per Share

The following table sets forth the computations of basic and diluted earnings per share:

	December 31,
	2025	2024

	(In Thousands, except per share data)
Net income (basic and diluted)	$44,413	$47,074

Weighted average shares issued	14,021	14,043
Less: Weighted average unearned ESOP shares	(562)	(649)
Less: Weighted average unvested restricted shares	(198)	(258)
Basic weighted average shares outstanding	13,261	13,136
Add: Dilutive effect of restricted stock	40	65
Add: Dilutive effect of stock option	358	158
Diluted weighted average shares outstanding	13,659	13,359

Net income per share
Basic	$3.35	$3.58
Diluted	$3.25	$3.52

There was no anti-dilutive shares outstanding at December 31, 2025 and 2024.

Northeast Community Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 6 – Securities Held-to-Maturity

The following table summarized the Company’s portfolio of securities held-to-maturity at December 31, 2025 and 2024.  No securities held-to-maturity were pledged to secure borrowings.

	December 31, 2025
		Gross	Gross		Allowance
	Amortized	Unrealized	Unrealized	Fair	for
	Cost	Gains	Losses	Value	Credit Loss

	(In Thousands)
Mortgage-backed securities – residential:
Government National Mortgage Association	$327	$4	$—	$331	$—
Federal Home Loan Mortgage Corporation	684	—	65	619	—
Federal National Mortgage Association	1,390	—	100	1,290	—
Collateralized mortgage obligations – GSE	2,673	—	551	2,122	—
Total mortgage-backed securities	5,074	4	716	4,362	—
Municipal Bonds	13,367	—	2,202	11,165	126
	$18,441	$4	$2,918	$15,527	$126

	December 31, 2024
		Gross	Gross		Allowance
	Amortized	Unrealized	Unrealized	Fair	for
	Cost	Gains	Losses	Value	Credit Loss

	(In Thousands)
Mortgage-backed securities – residential:
Government National Mortgage Association	$414	$—	$—	$414	$—
Federal Home Loan Mortgage Corporation	775	1	110	666	—
Federal National Mortgage Association	1,677	—	177	1,500	—
Collateralized mortgage obligations – GSE	2,782	—	624	2,158	—
Total mortgage-backed securities	5,648	1	911	4,738	—
Municipal Bonds	9,094	—	1,974	7,120	126
	$14,742	$1	$2,885	$11,858	$126

Contractual final maturities of mortgage-backed securities and municipal bonds were as follows at December 31, 2025:

	December 31, 2025
	Amortized	Fair
	Cost	Value

	(In Thousands)
Due within one year	$1,284	$1,203
Due after one but within five years	3,526	2,930
Due after five but within ten years	4,213	3,371
Due after ten years	9,418	8,023
	$18,441	$15,527

The maturities shown above are based upon contractual final maturity.  Actual maturities will differ from contractual maturities due to scheduled monthly repayments and due to the underlying borrowers having the right to prepay their obligations.

Northeast Community Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 6 – Securities Held-to-Maturity (continued)

The following table presents the activity in the allowance for credit losses for debt securities held-to-maturity:

Municipal Bonds
Balance – December 31, 2024	$126
Provision for credit loss	-
Balance - December 31, 2025	$126

Municipal Bonds
Balance – December 31, 2023	$136
Reversal of credit loss	(10)
Balance - December 31, 2024	$126

At December 31, 2025, eleven mortgage-backed securities had unrealized loss due to interest rate volatility. Management concluded that the unrealized loss reflected above was related primarily to market interest rates volatility, and not related to the underlying credit quality of the issuers of the securities. Additionally, the Company has the ability and intent to hold the securities for the time necessary to recover the amortized cost. At December 31, 2024, there were sixteen mortgage-backed securities unrealized loss.

Credit Quality Indicators

The held to maturity securities portfolio consists of agency mortgage-backed securities and municipal bonds.  All agency mortgage-backed securities are issued by U.S. government entities and agencies.  These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses.  The ten municipal bonds in the portfolio carry no lower than A ratings from the rating agencies at December 31, 2025 and have no realized losses since they were issued.  The Company regularly monitors the municipal bonds sector of the market and reviews collectability including such factors as the financial condition of the issuers as well as credit ratings in effect as of the reporting period.

Note 7 - Loans Receivable and the Allowance for Credit Losses

The composition of loans were as follows at December 31:

	December 31,
	2025	2024

	(In Thousands)
Residential real estate:
One-to-four family	$3,114	$3,472
Multi-family	306,508	206,606
Mixed-use	25,197	26,571
Total residential real estate	334,819	236,649
Non-residential real estate	38,463	29,446
Construction	1,336,329	1,426,167
Commercial and industrial	150,397	118,736
Consumer	58	1,649
Total Loans	1,860,066	1,812,647
Deferred loan costs (fees), net	268	(49)
Allowance for credit losses	(4,731)	(4,830)
	$1,855,603	$1,807,768

Northeast Community Bancorp, Inc.

Notes to Consolidated Financial Statements

Loans serviced for the benefit of others totaled approximately $53,323,000 and $52,546,000 at December 31, 2025 and 2024, respectively.  The value of mortgage servicing rights was not material at December 31, 2025 and 2024.

Note 7 - Loans Receivable and the Allowance for Credit Losses (continued)

The Company sold loan participations totaling $1.1 million and $11.8 million in 2025 and 2024. There was no other loan sold in 2025 and 2024.

The following tables summarize the allocation of the allowance for credit losses based upon the calculation methodology described in Note 1, and loans receivable by loan class and credit loss method at December 31, 2025 and 2024:

At December 31, 2025:

		Non-		Commercial
	Residential	residential		and
	Real Estate	Real Estate	Construction	Industrial	Consumer	Total

	(In Thousands)
Allowance for credit losses:
Ending balance	$1,646	$249	$2,035	$743	$58	$4,731
Ending balance: individually evaluated for credit loss	$—	$—	$—	$—	$—	$—
Ending balance: collectively evaluated for credit loss	$1,646	$249	$2,035	$743	$58	$4,731
Loans receivable:
Ending balance	$334,819	$38,463	$1,336,329	$150,397	$58	$1,860,066
Ending balance: individually evaluated for credit loss	$—	$—	$—	$—	$—	$—
Ending balance: collectively evaluated for credit loss	$334,819	$38,463	$1,336,329	$150,397	$58	$1,860,066

At December 31, 2024:

		Non-		Commercial
	Residential	residential		and
	Real Estate	Real Estate	Construction	Industrial	Consumer	Total

	(In Thousands)
Allowance for credit losses:
Ending balance	$1,900	$308	$1,937	$520	$165	$4,830
Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Ending balance: collectively evaluated for impairment	$1,900	$308	$1,937	$520	$165	$4,830
Loans receivable:
Ending balance	$236,649	$29,446	$1,426,167	$118,736	$1,649	$1,812,647
Ending balance: individually evaluated for impairment	$—	$—	$—	$241	$—	$241
Ending balance: collectively evaluated for impairment	$236,649	$29,446	$1,426,167	$118,977	$1,649	$1,812,406

Northeast Community Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 7 - Loans Receivable and the Allowance for Credit Losses (continued)

The activity in the allowance for credit loss by loan class for the years ended December 31, 2025 and 2024 was as follows:

		Non-		Commercial
	Residential	residential		and
	Real Estate	Real Estate	Construction	Industrial	Consumer	Total

	(In Thousands)
Allowance for credit losses:
Balance - December 31, 2024	$1,900	$308	$1,937	$520	$165	$4,830
Charge-offs	—	—	—	—	(702)	(702)
Recoveries	—	350	334	—	191	875
Provision (reversal of)	(254)	(409)	(236)	223	404	(272)
Balance - December 31, 2025	$1,646	$249	$2,035	$743	$58	$4,731

		Non-		Commercial
	Residential	residential		and
	Real Estate	Real Estate	Construction	Industrial	Consumer	Total

	(In Thousands)
Allowance for loan losses:
Balance - December 31, 2023	$2,433	$126	$1,914	$472	$148	$5,093
Charge-offs	—	—	—	(1,000)	(347)	(1,347)
Recoveries	—	—	—	—	—	—
Provision (reversal of)	(533)	182	23	1,048	364	1,084
Balance - December 31, 2024	$1,900	$308	$1,937	$520	$165	$4,830

During the year ended December 31, 2025, the reversal of provision recorded for residential real estate loans was primarily attributed to newly originated high quality muti-family loans. The reversal of provision recorded for non-residential real estate loans was primarily attributed to a $350,000 recovery from a loan charged off in 2021. The provision expense recorded for commercial and industrial loans were attributed to increased loan balance. The reversal of provision recorded for construction loans was primarily attributed to a $334,000 recovery from a foreclosed loan in 2023. The provision expense recorded for consumer loans was primarily attributed to a $511,000 net charge off in checking account overdrafts in 2025.

During the year ended December 31, 2024, the reversal of provision recorded for residential real estate loans was primarily attributed to reduced credit risk. The provision expense recorded for non-residential real estate loans were primarily attributed to increased loan balances. The provision expense recorded for commercial and industrial loans was attributed to increased credit risk due to a $1.0 million loan charge off.

The Company had one individually evaluated loan of $241,000 at December 31, 2024. During 2025, the Company upgraded this loan to special mention since the borrower had no missed payments on this loan, therefore there was no individually evaluated loan at December 31, 2025. Interest income recognized for this loan was $18,000 in 2025 and zero in 2024.

Northeast Community Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 7 - Loans Receivable and the Allowance for Credit Losses (continued)

The following tables provide information about delinquencies in our loan portfolio at the dates indicated.

Age Analysis of Past Due Loans as of December 31, 2025:

							Recorded
							Investment >
	30 – 59 Days	60 – 89 Days	Greater Than	Total Past		Total Loans	90 Days and
	Past Due	Past Due	90 Days	Due	Current	Receivable	Accruing

	(In Thousands)
Residential real estate:
One- to four-family	$—	$—	$—	$—	$3,114	$3,114	$—
Multi-family	—	—	—	—	306,508	306,508	—
Mixed-use	—	—	—	—	25,197	25,197	—
Non-residential real estate	—	—	—	—	38,463	38,463	—
Construction loans	—	—	—	—	1,336,329	1,336,329	—
Commercial and industrial loans	—	—	—	—	150,397	150,397	—
Consumer	—	—	—	—	58	58	—
	$—	$—	$—	$—	$1,860,066	$1,860,066	$—

Age Analysis of Past Due Loans as of December 31, 2024:

							Recorded
							Investment
	30 – 59 Days	60 – 89 Days	Greater Than	Total Past		Total Loans	> 90 Days and
	Past Due	Past Due	90 Days	Due	Current	Receivable	Accruing

	(In Thousands)
Residential real estate:
One- to four-family	$—	$—	$—	$—	$3,472	$3,472	$—
Multi-family	931	—	—	931	205,675	206,606	—
Mixed-use	—	—	—	—	26,571	26,571	—
Non-residential real estate	—	—	—	—	29,446	29,446	—
Construction loans	—	—	—	—	1,426,167	1,426,167	—
Commercial and industrial loans	—	—	—	—	118,736	118,736	—
Consumer	—	—	—	—	1,649	1,649	—
	$931	$—	$—	$931	$1,811,716	$1,812,647	$—

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

Northeast Community Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 7 - Loans Receivable and the Allowance for Credit Losses (continued)

The following tables presents the risk category of loans at December 31, 2025 and 2024 by loan segment and vintage year:

								Revolving	Revolving
	Term Loans Amortized Costs Basis by Origination Year							Loans	Loans
								Amortized	Converted
December 31, 2025	2025	2024	2023	2022	2021		Prior	Cost Basis	to Term	Total
Residential real estate
Risk Rating
Pass	$120,070	$11,768	$75,364	$64,588	$21,735		$41,068	$-	$-	$334,593
Special Mention	-	226	-	-	-		-	-	-	226
Substandard	-	-	-	-	-		-	-	-	-
Doubtful	-	-	-	-	-		-	-	-	-
Total	$120,070	$11,994	$75,364	$64,588	$21,735		$41,068	$-	$-	$334,819
Residential real estate
Current period gross charge-offs	$-	$-	$-	$-	$-		$-	$-	$-	$-

Non-residential real estate
Risk Rating
Pass	$11,013	$13,632	$1,531	$235	$1,606		$10,446	$-	$-	$38,463
Special Mention	-	-	-	-	-		-	-	-	-
Substandard	-	-	-	-	-		-	-	-	-
Doubtful	-	-	-	-	-		-	-	-	-
Total	$11,013	$13,632	$1,531	$235	$1,606		$10,446	$-	$-	$38,463
Non-residential real estate
Current period gross charge-offs	$-	$-	$-	$-	$-		$-	$-	$-	$-

Construction
Risk Rating
Pass	$445,820	$380,754	$233,309	$158,283	$75,970		$42,193	$-	$-	$1,336,329
Special Mention	-	-	-	-	-		-	-	-	-
Substandard	-	-	-	-	-		-	-	-	-
Doubtful	-	-	-	-	-		-	-	-	-
Total	$445,820	$380,754	$233,309	$158,283	$75,970		$42,193	$-	$-	$1,336,329
Construction
Current period gross charge-offs	$-	$-	$-	$-	$-		$-	$-	$-	$-

Commercial and industrial
Risk Rating
Pass	$6,431	$5,959	$3,590	$4,843	$18		$1,501	$127,705	$350	$150,397
Special Mention	-	-	-	-	-		-	-	-	-
Substandard	-	-	-	-	-		-	-	-	-
Doubtful	-	-	-	-	-		-	-	-	-
Total	$6,431	$5,959	$3,590	$4,843	$18		$1,501	$127,705	$350	$150,397
Commercial and industrial
Current period gross charge-offs	$-	$-	$-	$-	$-		$-	$-	$-	$-

Consumer
Risk Rating
Pass	$58	$-	$-	$-	$-	$		$-	$-	$58
Special Mention	-	-	-	-	-		-	-	-	-
Substandard	-	-	-	-	-		-	-	-	-
Doubtful	-	-	-	-	-		-	-	-	-
Total	$58	$-	$-	$-	$-		$-	$-	$-	$58
Consumer
Current period gross charge-offs	$702	$-	$-	$-	$-		$-	$-	$-	$702

Total
Risk Rating
Pass	$583,392	$412,113	$313,794	$227,949	$99,329		$95,208	$127,705	$350	$1,859,840
Special Mention	-	226	-	-	-		-	-	-	226
Substandard	-	-	-	-	-		-	-	-	-
Doubtful	-	-	-	-	-		-	-	-	-
Total	$583,392	$412,339	$313,794	$227,949	$99,329		$95,208	$127,705	$350	$1,860,066
Total
Current period gross charge-offs	$702	$-	$-	$-	$-		$-	$-	$-	$702

Northeast Community Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 7 - Loans Receivable and the Allowance for Credit Losses (continued)

								Revolving	Revolving
	Term Loans Amortized Costs Basis by Origination Year							Loans	Loans
								Amortized	Converted
December 31, 2024	2024	2023	2022	2021	2020		Prior	Cost Basis	to Term	Total
Residential real estate
Risk Rating
Pass	$18,326	$78,603	$70,892	$22,292	$11,361		$35,175	$-	$-	$236,649
Special Mention	-	-	-	-	-		-	-	-	-
Substandard	-	-	-	-	-		-	-	-	-
Doubtful	-	-	-	-	-		-	-	-	-
Total	$18,326	$78,603	$70,892	$22,292	$11,361		$35,175	$-	$-	$236,649
Residential real estate
Current period gross charge-offs	$-	$-	$-	$-	$-		$-	$-	$-	$-

Non-residential real estate
Risk Rating
Pass	$13,881	$1,569	$243	$1,669	$974		$11,110	$-	$-	$29,446
Special Mention	-	-	-	-	-		-	-	-	-
Substandard	-	-	-	-	-		-	-	-	-
Doubtful	-	-	-	-	-		-	-	-	-
Total	$13,881	$1,569	$243	$1,669	$974		$11,110	$-	$-	$29,446
Non-residential real estate
Current period gross charge-offs	$-	$-	$-	$-	$-		$-	$-	$-	$-

Construction
Risk Rating
Pass	$408,072	$460,460	$303,417	$166,997	$43,405		$43,816	$-	$-	$1,426,167
Special Mention	-	-	-	-	-		-	-	-	-
Substandard	-	-	-	-	-		-	-	-	-
Doubtful	-	-	-	-	-		-	-	-	-
Total	$408,072	$460,460	$303,417	$166,997	$43,405		$43,816	$-	$-	$1,426,167
Construction
Current period gross charge-offs	$-	$-	$-	$-	$-		$-	$-	$-	$-

Commercial and industrial
Risk Rating
Pass	$1,250	$4,365	$5,988	$232	$82		$795	$100,049	$5,734	$118,495
Special Mention	-	-	-	-	-		-	-	-	-
Substandard	-	-	-	-	-		-	-	241	241
Doubtful	-	-	-	-	-		-	-	-	-
Total	$1,250	$4,365	$5,988	$232	$82		$795	$100,049	$5,975	$118,736
Commercial and industrial
Current period gross charge-offs	$-	$-	$-	$-	$-		$1,000	$-	$-	$1,000

Consumer
Risk Rating
Pass	$1,648	$-	$-	$-	$-	$		$1	$-	$1,649
Special Mention	-	-	-	-	-		-	-	-	-
Substandard	-	-	-	-	-		-	-	-	-
Doubtful	-	-	-	-	-		-	-	-	-
Total	$1,648	$-	$-	$-	$-		$-	$1	$-	$1,649
Consumer
Current period gross charge-offs	$347	$-	$-	$-	$-		$-	$-	$-	$347

Total
Risk Rating
Pass	$443,177	$544,997	$380,540	$191,190	$55,822		$90,896	$100,050	$5,734	$1,812,406
Special Mention	-	-	-	-	-		-	-	-	-
Substandard	-	-	-	-	-		-	-	241	241
Doubtful	-	-	-	-	-		-	-	-	-
Total	$443,177	$544,997	$380,540	$191,190	$55,822		$90,896	$100,050	$5,975	$1,812,647
Total
Current period gross charge-offs	$347	$-	$-	$-	$-		$1,000	$-	$-	$1,347

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

There were no loans modified to borrowers experiencing financial difficulty during the years ended December 31, 2025 and 2024.

Allowance for Credit Losses on Off-Balance Sheet Commitments:

The following table presents the activity in the allowance for credit losses related to off-balance sheet commitments, that is included in Accounts Payable and Accrued Expenses on the Consolidated Statement of Financial Condition, for the year ended December 31, 2025 and 2024:

Allowance for Credit Loss
Balance – December 31, 2024	$704
Provision for credit loss	173
Balance – December 31, 2025	$877

Allowance for Credit Loss
Balance – December 31, 2023	$1,038
Reversal of credit loss	(334)
Balance – December 31, 2024	$704

Note 8 - Premises and Equipment, Net

	December 31,	December 31,
	2025	2024

	(In Thousands)
Land	$6,652	$6,652
Buildings and improvements	23,379	23,121
Leasehold improvements	2,809	1,805
Furnishings and equipment	8,723	8,279
	41,563	39,857
Accumulated depreciation and amortization	(16,186)	(15,052)
	$25,377	$24,805

Depreciation expense on premises and equipment for the fiscal years ended December 31, 2025 and 2024 totaled $1.2 million and $1.2 million, respectively.

Northeast Community Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 9 - Accrued Interest Receivable, Net

	December 31,	December 31,
	2025	2024

	(In Thousands)
Loans receivable	$12,158	$13,445
Securities	70	36
	$12,228	$13,481

Note 10 - Real Estate Owned (“REO”)

The Company owned two foreclosed properties valued at approximately $5,120,000 at December 31, 2024, consisting of an office building located in Pennsylvania which was acquired through foreclosure in December 2014, and a land and land improvement located in Bronx which was acquired through foreclosure in October 2024.  The Company disposed these properties in 2025 and had no real estate owned at December 31, 2025.

Declines in real estate values may result in impairment charges in the future. Routine holding costs are charged to expense as incurred and improvements to real estate owned that enhance the value of the real estate are capitalized.  REO expense recorded in the Consolidated Statements of Income, including loss on sales and write-downs, amounted to $845,000 and $731,000 during the years ended December 31, 2025 and 2024.

Note 11– Property Held For Investment

Property held for investment at December 31 are summarized as follows:

	December 31,	December 31,
	2025	2024

	(In Thousands)
Land	$500	$500
Buildings and improvements	1,442	1,442
	1,942	1,942
Accumulated depreciation and amortization	(608)	(572)
	$1,334	$1,370

The Company owned one property at December 31, 2025 and 2024 consisting of a former branch office located in Plymouth, Massachusetts. The property is currently leased to a car rental company to generate current income for the Company.

Depreciation expense on property held for investment for the fiscal years ended December 31, 2025 and 2024 totaled $36,000 and $37,000, respectively.

Northeast Community Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 12 – Deposits

Total deposits at December 31, 2025 and 2024 and the weighted average rate of deposits are as follows:

	December 31,
	2025		2024
		Weighted Average		Weighted Average
	Amount	Interest Rate	Amount	Interest Rate

	(Dollars in Thousands)
Demand deposits:
Non-interest bearing	$271,924	—%	$287,135	—%
NOW and money market	302,372	3.09%	243,163	3.41%
Total	574,296	1.63%	530,298	1.56%
Savings accounts	142,226	2.05%	138,277	2.16%
Certificates of deposit maturing in:
One year or less	832,178	4.00%	918,436	4.78%
After one to two years	51,033	3.37%	24,466	3.84%
After two to three years	16,043	4.44%	12,362	1.35%
After three to four years	704	0.75%	45,948	4.82%
After four years	421	0.75%	588	0.75%
Total	900,379	3.97%	1,001,800	4.71%
	$1,616,901	2.97%	$1,670,375	3.50%

As of December 31, 2025 and 2024, certificates of deposits in excess of $250,000 totaled approximately $172,034,000 and $185,677,000, respectively.  At December 31, 2025 and 2024, the demand deposit overdrafts totaled $58,000 and $1,648,000. Overdraft deposits are reclassified as consumer loans and are included in the total loans on the Consolidated Statements of Financial Condition.

The aggregate amount of brokered deposits was $369.8 million and $435.3 million as of December 31, 2025 and 2024, respectively. At December 31, 2025 and 2024, the Company also had $11.7 million and $12.8 million, respectively, in Insured Cash Sweep (“ICS”) reciprocal money market deposits, which are no longer considered fully-insured brokered deposits as defined in the FDIC call report instructions.

The ICS money market deposits were obtained from seven retail depositors and then transferred into the ICS Network in order to obtain full FDIC insurance coverage for our customers.  These types of deposits are known in the ICS Network as reciprocal deposits, which the Company considers as core deposits and not brokered deposits.

Interest expense on deposits consists of the following:

	Years Ended December 31,
	2025	2024

	(In Thousands)
Demand deposits	$10,389	$8,498
Savings accounts	2,942	3,799
Certificates of deposit	36,388	43,322
	$49,719	$55,619

Northeast Community Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 13 – Borrowings

Our borrowings are primarily from the Discount Window at the Federal Reserve Bank of New York (“FRBNY”).

On August 30, 2023, the FRBNY approved the Company’s eligibility to pledge loans under the Borrower-in-Custody program of the FRBNY thereby allowing the Company to borrow from the Discount Window at the FRBNY.  As of December 31, 2025, borrowings from the FRBNY totaled $70.0 million, bearing an interest rate of 3.75%. Of the $70.0 million in borrowings, $30.0 million was paid off in January 2026, and $40.0 million matured in February 2026.

At December 31, 2025, the Company had the ability to borrow $768.8 million from the FRBNY, $35.8 million from the FHLB, and $8.0 million from ACBB.

Note 14 - Income Taxes

The Bank qualifies as a savings institution under the provisions of the Internal Revenue Code and was, therefore, prior to January 1, 1996, permitted to deduct from taxable income an allowance for bad debts based upon eight percent of taxable income before such deduction, less certain adjustments.  Retained earnings at December 31, 2025 and 2024, include approximately $4.1 million of such bad debt deductions which, in accordance with U.S. GAAP is considered a permanent difference between the book and income tax basis of loans receivable, and for which deferred income taxes have not been provided.  If such amount is used for purposes other than for bad debt losses, including distributions in liquidation, it will be subject to income tax at the then current rate.

The components of provision for income taxes are summarized as follows:

	Years Ended December 31,
	2025	2024

	(In Thousands)
Current tax expense	$17,520	$19,166
Deferred tax expense	326	(467)
	$17,846	$18,699

Northeast Community Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 14 - Income Taxes (continued)

The following table presents a reconciliation between the reported income taxes and the income taxes, which would be computed by applying the existing federal income tax rate of 21% for 2025 and 2024 to income before taxes:

	Years Ended December 31,
	2025		2024
(Dollars In Thousands)	Amount	Rate	Amount	Rate
Federal income tax at statutory rates	$13,074	21%	$13,812	21%
State and city tax, net of federal income tax effect¹	4,743	8	4,725	7
Non-taxable income on bank owned life insurance	(146)	(0)	(138)	(0)
Other	175	0	300	0
Effective Income Tax	$17,846	29%	$18,699	28%

(1)	For the years presented New York State, New York City, and Massachusetts make up 100% of the tax effect in this category.

The tax effects of significant items comprising the net deferred tax assets are as follows:

	December 31,
	2025	2024

	(In Thousands)
Deferred tax assets:
Allowance for credit losses	$1,219	$1,245
State net operating loss carryforwards	—	13
Benefit plans	2,881	2,652
Accumulated other comprehensive loss – DRP	69	72
Other	292	842
Total Deferred Tax Assets	4,461	4,824
Deferred tax liability:
Depreciation	423	457
Total Deferred Tax Liabilities	423	457
Net Deferred Tax Assets Included in Other Assets	$4,038	$4,367

At December 31, 2025, the Company had no valuation allowance because the Company determined there will be enough future taxable income to utilize the deferred tax assets.

Northeast Community Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 15 - Other Non-Interest Expenses

The following is an analysis of other non-interest expenses:

	Years Ended December 31,
	2025	2024

	(In Thousands)
Other	$943	$812
Regulatory insurance premium and assessments	3,209	2,929
Dues and subscriptions	805	750
Service contracts	1,818	1,734
Consulting expense	694	736
Telephone	607	637
Directors compensation	910	1,144
Audit and accounting	551	537
Insurance	426	412
Director, officer, and employee expense	294	311
Legal fees	766	395
Office supplies and stationary	187	196
Recruiting expense	65	56
	$11,275	$10,649

Note 16 - Benefits Plans

Outside Director Retirement Plan (“DRP”)

The DRP is an unfunded non-contributory defined benefit pension plan covering all non-employee directors meeting eligibility requirements as specified in the plan document.  The following table sets forth the funded status of the DRP and components of net pension periodic expense measured as of December 31:

	Years Ended December 31,
	2025	2024

	(Dollars In Thousands)
Projected benefit obligation – beginning	$1,933	$1,767
Service cost	98	98
Interest cost	90	88
Actuarial (gain) loss	(39)	88
Benefits Paid	(117)	(108)
Projected benefit obligation – ending	$1,965	$1,933
Funded status – accrued liability included in accounts payable and accrued expenses	$1,965	$1,933
Accumulated benefit obligation	$1,879	$1,848
Discount rate	4.89%	4.97%
Rate of increase in future compensation levels	2.00%	2.00%

Northeast Community Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 16 - Benefits Plans (continued)

Outside Director Retirement Plan (“DRP”) (continued)

	Years Ended December 31,
	2025	2024

	(Dollars In Thousands)
Net periodic pension expense:
Service cost	$98	$98
Interest cost	90	88
Actuarial gain amortized	(25)	(41)
Total net periodic pension expense included in other non-interest expenses	$163	$145
Discount rate	4.89%	4.97%
Rate of increase in future compensation levels	2.00%	2.00%

Benefit payments, which reflect expected future service as appropriate, are expected to be paid for the years ending December 31 as follows (in thousands):

2026	$170
2027	242
2028	242
2029	188
2030	188
2031 to 2035	1,125

At December 31, 2025 and 2024, unrecognized net gain of $39,000 and net loss of $88,000, respectively, were included in accumulated other comprehensive income.

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

During the years ended December 31, 2025 and 2024, expenses of $583,000 and $562,000, respectively, were recorded for this plan and are reflected in the Consolidated Statements of Income under Salaries and Employee Benefits.  At December 31, 2025 and 2024, a liability for this plan of $5,305,000 and $4,722,000, respectively, is included in the Consolidated Statements of Financial Condition under Accounts Payable and Accrued Expenses.

401(k) Plan

The Company maintains a 401(k) plan for all eligible employees.  Participants are permitted to contribute from 1% to 15% or 60% of their annual compensation up to the maximum permitted under the Internal Revenue Code.  The Company provided no matching contribution in 2025 and 2024.

Stock-Based Deferral Plan

In June 2021, the Company established a stock-based deferral plan for eligible key executives and members of the Board of Directors of the Company to elect to defer compensation received from the Company for their services and

Northeast Community Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 16 - Benefits Plans (continued)

Stock-Based Deferral Plan (continued)

make deemed investments of that deferred compensation in shares of the Company’s common stock. At December 31, 2025 and 2024, the Company did not have any obligations under the plan.

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

Each year, the Bank makes discretionary contributions to the ESOP equal to the principal and interest payment required on the loan from the Company. The ESOP may further pay down the principal balance of the loans by using dividends paid, if any, on the shares of Company common stock it owns. The balance remaining on the first ESOP loan was $478,000 at December 31, 2024 and was paid off in full at December 31, 2025. The balance remaining on the second ESOP loan was $5,529,000 and $5,991,000 at December 31, 2025 and 2024.

Shares purchased with the loan proceeds serve as collateral for the loan and are held in a suspense account for future allocation among ESOP participants.  As the loan principal is repaid, shares will be released from the suspense account and become eligible for allocation.  The allocation among plan participants will be as described in the ESOP governing document.

ESOP shares initially pledged as collateral were recorded as unearned ESOP shares in the stockholders’ equity section of the Consolidated Statement of Financial Condition.  Thereafter, on a monthly basis over the terms of the ESOP loans, approximately 2,894 shares for the ESOP established in 2006 and approximately 4,348 shares for the ESOP established in 2021 are committed to be released, respectively. Compensation expense is recorded equal to the shares committed to be released multiplied by the average closing price of the Company’s stock during that month.  ESOP expense during the years ended December 31, 2025 and 2024, totaled approximately $1,935,000 and $1,839,000, respectively.  Dividends on unallocated shares, which totaled approximately $609,000 and $452,000 during 2025 and 2024, respectively, are recorded as a reduction of the ESOP loan.  Dividends on allocated shares, which totaled approximately $869,000 and $508,000 during 2025 and 2024, respectively, are charged to retained earnings.

ESOP shares are summarized as follows:

	December 31,
	2025	2024
Allocated shares	868,678	781,762
Shares committed to be released	86,912	86,916
Unearned shares	521,819	608,731
Total ESOP Shares	1,477,409	1,477,409
Less allocated shares distributed to former or retired employees	(188,412)	(165,644)
Total ESOP Shares Held by Trustee	1,288,997	1,311,765
Fair value of unearned shares	$11,798,328	$14,889,560

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

The product of the number of shares granted and the grant date market price of the Company’s common stock determine the fair value of restricted stock under the Company’s 2022 Equity Incentive plan. Management recognizes compensation expense for the fair value of restricted stock on a straight-line basis over the requisite service period for the entire award.  As of December 31, 2025, there were 19,335 shares available for future awards under this plan.

A summary of the Company’s restricted stock activity and related information for the year ended December 31 follows:

	2025
		Weighted
		Average
	Shares	Market Price
Outstanding, Beginning of year	234,635	$14.58
Granted	7,440	22.10
Forfeited	—	—
Vested	78,561	20.09
Outstanding, end of year	163,514	$14.92

	2024
		Weighted
		Average
	Shares	Market Price
Outstanding, Beginning of year	286,508	$13.72
Granted	30,000	22.82
Forfeited	—	—
Vested	81,873	28.12
Outstanding, end of year	234,635	$14.58

Compensation expense related to restricted stock was $1,195,000 and $1,199,000 for the years ended December 31, 2025 and 2024. At December 31, 2025 and 2024, the total compensation cost related to non-vested awards that has not yet been recognized was $2.3 million and $3.3 million, which is expected to be recognized over the next 2 years.

Northeast Community Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 17 – Stock Based Compensation (continued)

A summary of the Company’s stock option activity and related information for the years ended December 31 follows:

	2025
		Weighted
		Average
	Options	Exercise Price
Outstanding, Beginning of year	842,896	$13.72
Granted	70,000	22.30
Forfeited	—	—
Exercised	34,480	13.37
Outstanding, end of year	878,416	$14.42
Exercisable at end of year	470,857	13.74

	2024
		Weighted
		Average
	Options	Exercise Price
Outstanding, Beginning of year	880,097	$13.67
Granted	—	—
Forfeited	—	—
Exercised	37,201	12.44
Outstanding, end of year	842,896	$13.72
Exercisable at end of year	336,558	13.72

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

Pricing Model Assumption Ranges	2025
Risk-free interest rate	4.18%
Expected volatility	31.02%
Expected dividend yield	3.59%
Expected life	6.50

The Compensation cost related to stock options is recognized based on the fair value of the stock options at the grant date on a straight line basis over the vesting period.  Compensation expense related to stock options was $792,000 and $845,000 for the years ended December 31, 2025 and 2024.  At December 31, 2025 and 2024, unrecognized compensation cost related to stock option awards was $1.7 million and $2.1 million, which is expected to be recognized over the next 2 years.

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

The quantitative data relates to the Company’s leases are as follows (in thousands):

	December 31,	December 31,
	2025	2024
Finance Lease Amounts:
ROU asset	$343	$347
Lease liability	$434	$609
Operating Lease Amounts:
ROU assets	$4,656	$4,001
Lease liabilities	$4,796	$4,108
Finance Lease Cost
Amortization of ROU asset	$4	$4
Interest on lease liability	$39	$38
Operating Lease Costs	$864	$789
Cash paid for amounts included in the measurement of lease liabilities
Finance lease	$214	$—
Operating leases	$825	$740
Weighted-average remaining lease term
Finance lease	91 years	92 years
Operating leases	6.49 years	7.87 years
Weighted-average discount rate
Finance lease	9.50%	9.50%
Operating leases	5.01%	5.25%

Northeast Community Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 18 – Leases (continued)

Maturities of lease liabilities at December 31, 2025 are as follows (in thousands):

	Operating	Finance
	Leases	Lease
Years ended December 31:
2026	$908	$31
2027	934	36
2028	942	36
2029	760	36
2030	637	36
Thereafter	1,484	3,896
Total lease payments	$5,665	$4,071
Interest	(869)	(3,637)
Lease liability	$4,796	$434

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

Northeast Community Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 20 - Fair Value Disclosures (continued)

An asset’s or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.  The following table sets forth the Company’s assets that are carried at fair value on a recurring basis and the level that was used to determine their fair value at December 31:

	Quoted Prices in		Significant Other		Significant		Total Carried
	Active Markets for		Observable		Unobservable		at Fair
	Identical Assets		Inputs		Inputs		Value on a
	(Level 1)		(Level 2)		(Level 3)		Recurring Basis
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
Description	2025	2024	2025	2024	2025	2024	2025	2024
Assets:
Marketable equity securities:
Mutual funds	$26,570	$21,994	$—	$—	$—	$—	$26,570	$21,994
Total assets	$26,570	$21,994	$—	$—	$—	$—	$26,570	$21,994

There were no transfers between Level 1 and 2 during the years ended December 31, 2025 and 2024. The Company did not have any liabilities that were carried at fair value on a recurring basis at December 31, 2025 and 2024.

The following table sets forth the Company’s assets that are carried at fair value on a non-recurring basis and the level that was used to determine their fair value, at December 31:

	Quoted Prices in		Significant Other		Significant		Total Carried
	Active Markets for		Observable		Unobservable		at Fair
	Identical Assets		Inputs		Inputs		Value on a
	(Level 1)		(Level 2)		(Level 3)		Non-Recurring Basis
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
Description	2025	2024	2025	2024	2025	2024	2025	2024

	(In Thousands)
Assets:
Real estate owned	$—	$—	$—	$—	$—	$5,120	$—	$5,120
Total assets	$—	$—	$—	$—	$—	$5,120	$—	$5,120

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

The Company did not have any collateral dependent loans at December 31, 2025. The Company did not have any liabilities that were carried at fair value on a non-recurring basis at December 31, 2025 and 2024.

Northeast Community Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 20 – Fair Value Disclosures (continued)

The methods and assumptions used to estimate fair value at December 31, 2025 and 2024 are as follows:

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

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at December 31, 2025 and 2024:

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

Notes to Consolidated Financial Statements

Note 20 - Fair Value Disclosures (continued)

Securities (continued)

The carrying amounts and estimated fair value of our financial instruments are as follows:

			Fair Value at December 31, 2025
			Quoted
			Prices in
			Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
	Carrying		Assets	Inputs	Inputs
(In thousands)	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Cash and cash equivalents	$81,175	$81,175	$81,175	$—	$—
Certificates of deposit	100	100	—	100	—
Marketable equity securities	26,570	26,570	26,570	—	—
Securities held to maturity	18,315	15,527	—	15,527	—
Loans receivable, net	1,855,603	1,853,900	—	—	1,853,900
Investments in restricted stock	410	410	—	410	—
Accrued interest receivable	12,228	12,228	—	12,228	—
Financial Liabilities
Deposits	1,616,901	1,619,565	—	1,619,565	—
Accrued interest payable	513	513	—	513	—
Borrowings	70,000	70,000	70,000	—	—

			Fair Value at December 31, 2024
			Quoted
			Prices in
			Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
	Carrying		Assets	Inputs	Inputs
(In thousands)	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Cash and cash equivalents	$78,259	$78,259	$78,259	$—	$—
Certificates of deposit	100	100	—	100	—
Marketable equity securities	21,994	21,994	21,994	—	—
Securities held to maturity	14,616	11,858	—	11,858	—
Loans receivable	1,807,768	1,801,607	—	—	1,801,607
Investments in restricted stock	397	397	—	397	—
Accrued interest receivable	13,481	13,481	—	13,481	—
Financial Liabilities
Deposits	1,670,375	1,674,376	—	1,674,376	—

Northeast Community Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 21 – Related Party Transactions

The Company had no loans to related parties at December 31, 2025 and 2024.  In addition, the Company did not originate any loans to related parties in 2025 and 2024.  Deposits of related parties at the Company totaled $2.7 million and $2.1 million at December 31, 2025 and 2024, respectively.

Joel L. Morgenthau was appointed and served as a director of the Company since 2024, and he also served as an attorney with Moritt Hock & Hamroff LLP, a law firm that provides legal services to the Company.  During the fiscal year ended December 31, 2025 and 2024, the Company paid $303,000 and $94,000 to the firm respectively.

Kevin P. O’Malley served as a director of the Company during the year ended December 31, 2024 and during that time, also served as an attorney with Kevin P. O’Malley, P.C., a law firm that provides construction loan closing services to borrowers of the Company.  During the fiscal year ended December 31, 2024, construction loan borrowers of the Company paid $541,000 in legal fees to Mr. O’Malley’s law firm in connection with closing of construction loans.

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

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset).  A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer.  The Company’s noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals such as referral fees based month end reports.  Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized.  The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances.  As of December 31, 2025 and 2024, the Company did not have any significant contract balances.

All of the Company’s revenue from contracts with customers within the scope of ASC 606 is recognized within noninterest income. The following table presents the Company’s sources of noninterest income for the years ended December 31, 2025 and 2024.  Sources of revenue outside the scope of ASC 606 are noted as such:

	December 31,
	2025	2024

	(In Thousands)
Non-interest income:
Deposit-related fees and charges	$67	$64
Loan-related fees and charges(1)	1,464	1,039
Electronic banking fees and charges	1,183	995
(Loss) gain on disposition of equipment(1)	(6)	22
Income from bank owned life insurance(1)	695	656
Unrealized gain (loss) on equity securities(1)	576	(109)
Miscellaneous(1)	114	116
Total non-interest income	$4,093	$2,783
(1)	Not within the scope of ASC 606.

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

Northeast Community Bancorp, Inc.

Notes to Consolidated Financial Statements

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

Note 25 – Parent Company Only Financial Information

The following are the condensed financial statements for Northeast Community Bancorp, Inc. (Parent company only) as of December 31, 2025 and 2024 and for the years then ended.

Condensed Statements of Financial Condition

	December 31,
	2025	2024

	(In Thousand)
Assets
Cash and due from banks	$5,164	$5,767
Investment in subsidiary	340,428	292,921
Loans receivable, net of allowance for credit losses of $29 and $41, respectively(1)	3,100	15,116
ESOP loan receivable	5,529	6,469
Other assets	193	109
Total Assets	$354,414	$320,382
Liabilities and Stockholders’ Equity
Accounts payable and accrued expenses	$2,714	$2,041
Total Liabilities	2,714	2,041
Total Stockholders’ Equity	351,700	318,341
Total Liabilities and Stockholders’ Equity	$354,414	$320,382
(1)	Represents participation loans purchased from the Bank

Northeast Community Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 25 – Parent Company Only Financial Information (continued)

Condensed Statements of Income and Comprehensive Income

	Years Ended December 31,
	2025	2024

	(In Thousand)
Interest income – loans	$234	$1,461
Interest income – ESOP loan	598	285
Interest income – interest-earning deposits	159	82
Dividend income from subsidiary	—	11,000
Operating expenses	(2,610)	(2,557)
(Loss) Income before Income Tax Expense and Equity in Undistributed Earnings of Subsidiary	(1,619)	10,271
Income tax benefit	(482)	(214)
(Loss) Income before Equity in Undistributed Earnings of Subsidiary	(1,137)	10,485
Equity in undistributed earnings of subsidiary	45,550	36,589
Net Income	$44,413	$47,074
Comprehensive Income	$44,422	$46,981

Statements of Cash Flow

	Years Ended December 31,
	2025	2024

	(In Thousand)
Cash Flows from Operating Activities
Net income	$44,413	$47,074
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiary	(45,550)	(36,589)
Other, net	2,469	2,202
Net Cash Provided by Operating Activities	1,332	12,687
Cash Flows from Investing Activities
Repayment of ESOP loan	940	867
Net decrease (increase) in loans	12,028	(1,008)
Net Cash Provided by (Used in) Investing Activities	12,968	(141)
Cash Flows from Financing Activities
Cash dividends paid	(13,322)	(7,861)
Stock option exercised	—	14
Stock repurchase	(1,581)	(3,200)
Net Cash Used in Financing Activities	(14,903)	(11,047)
Net (Decrease) Increase in Cash and Cash Equivalents	(603)	1,499
Cash and Cash Equivalents – Beginning	5,767	4,268
Cash and Cash Equivalents – Ending	$5,164	$5,767

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

Northeast Community Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 26 – Business Segments (continued)

The following table presents the Company’s reported segment revenues, profit or loss and significant segment expenses for the years ended December 31, 2025 and 2024:

	Years Ended December 31,
	2025	2024

	(In Thousand)
Total interest income	$154,118	$160,013
Total interest expense	53,383	57,221
Net interest income	100,735	102,792
Provision for (reversal of) credit losses	(99)	740
Net interest income after provision for credit losses	100,834	102,052
Total non-interest income	4,093	2,783
Non-interest expense:
Salaries and employee benefits	23,184	20,942
Occupancy expense	2,992	2,828
Equipment	868	890
Outside data processing	3,078	2,604
Advertising	426	418
Real estate owned expense	845	731
Other	11,275	10,649
Total Non-Interest Expenses	42,668	39,062
Income before income tax expense	62,259	65,773
Income tax expense	17,846	18,699
Segment net income	$44,413	$47,074

Reconciliation of profit or loss
Adjustments and reconciling items	—	—
Consolidated net income	$44,413	$47,074

Earnings per common share - Basis	$3.35	$3.58
Earnings per common share - Diluted	3.25	3.52

The measure of segment assets is reported as total assets on the Consolidated Statement of Condition.

The following table presents the Company’s reported segment assets as of December 31, 2025 and 2024:

	December 31,
	2025	2024

	(In Thousand)
Segment assets
Adjustments and reconciling items	$—	$—
Consolidated total assets	2,063,508	2,009,581

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHEAST COMMUNITY BANCORP, INC.

Dated:	March 13, 2026	By:	/s/ Kenneth A. Martinek
Kenneth A. Martinek
Chairman and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Kenneth A. Martinek	Chairman and Chief Executive Officer	March 13, 2026
Kenneth A. Martinek	(Principal Executive Officer)

/s/ Jose M. Collazo	President, Chief Operating Officer and Director	March 13, 2026
Jose M. Collazo

/s/ Donald S. Hom	Executive Vice President and Chief Financial Officer	March 13, 2026
Donald S. Hom	(Principal Financial and Accounting Officer)

/s/ Diane B. Cavanaugh	Director	March 13, 2026
Diane B. Cavanaugh

/s/ Charles M. Cirillo	Director	March 13, 2026
Charles M. Cirillo

/s/ Eugene M. Magier	Director	March 13, 2026
Eugene M. Magier

/s/ Charles A. Martinek	Director	March 13, 2026
Charles A. Martinek

/s/ John F. McKenzie	Director	March 13, 2026
John F. McKenzie

/s/ Joel L. Morgenthau	Director	March 13, 2026
Joel L. Morgenthau

/s/ Kenneth H. Thomas	Director	March 13, 2026
Kenneth H. Thomas

/s/ Lynette Bennett	Director	March 13, 2026
Lynette Bennett