Form 10-Q
period 2026-03-31
NorthEast Community Bancorp, Inc./MD/
filed 2026-05-08
CIK 1847398

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

As of May 6, 2026, there were 13,815,407 shares of the registrant’s common stock outstanding.

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

NORTHEAST COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	March 31,	December 31,
	2026	2025

	(In thousands, except share
	and per share amounts)
ASSETS
Cash and amounts due from depository institutions	$13,996	$10,456
Interest-bearing deposits	62,215	70,719
Total cash and cash equivalents	76,211	81,175
Certificates of deposit	100	100
Equity securities	27,449	26,570
Securities held-to-maturity (net of allowance for credit losses of $126 and $126, respectively)	18,165	18,315
Loans receivable	1,828,208	1,860,066
Deferred loan costs, net	174	268
Allowance for credit losses	(4,592)	(4,731)
Net loans	1,823,790	1,855,603
Premises and equipment, net	25,178	25,377
Investments in restricted stock, at cost	410	410
Bank owned life insurance	26,613	26,433
Accrued interest receivable	12,076	12,228
Property held for investment	1,324	1,334
Right of Use Assets – Operating	4,477	4,656
Right of Use Assets – Financing	342	343
Other assets	8,992	10,964
Total assets	$2,025,127	$2,063,508
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing	$296,923	$271,924
Interest bearing	1,329,354	1,344,977
Total deposits	1,626,277	1,616,901
Advance payments by borrowers for taxes and insurance	2,924	2,352
Borrowings	20,000	70,000
Lease Liability – Operating	4,633	4,796
Lease Liability – Financing	444	434
Accounts payable and accrued expenses	14,564	17,325
Total liabilities	1,668,842	1,711,808

See notes to interim unaudited consolidated financial statements.

NORTHEAST COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (continued)

(Unaudited)

	March 31,	December 31,
	2026	2025

	(In thousands, except share
	and per share amounts)
Stockholders’ equity:
Preferred stock, $0.01 par value; 25,000,000 shares authorized; none issued or outstanding	$—	$—
Common stock, $0.01 par value; 75,000,000 shares authorized; 13,815,407 shares and 13,963,432 shares outstanding, respectively	138	140
Additional paid-in capital	108,730	111,575
Unearned Employee Stock Ownership Plan (“ESOP”) shares	(5,088)	(5,218)
Retained earnings	252,264	244,970
Accumulated other comprehensive income	241	233
Total stockholders’ equity	356,285	351,700
Total liabilities and stockholders’ equity	$2,025,127	$2,063,508

See notes to interim unaudited consolidated financial statements.

NORTHEAST COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2026	2025

	(In thousands, except
	per share amounts)
INTEREST INCOME:
Loans	$35,042	$36,882
Interest-earning deposits	602	1,081
Securities	325	244
Total Interest Income	35,969	38,207
INTEREST EXPENSE:
Deposits	11,402	13,933
Borrowings	423	-
Financing lease	10	10
Total Interest Expense	11,835	13,943
Net Interest Income	24,134	24,264
Provision for credit loss	—	237
Net Interest Income after Provision for Credit Loss	24,134	24,027
NON-INTEREST INCOME:
Other loan fees and service charges	669	740
Earnings on bank owned life insurance	179	167
Unrealized (loss) gain on equity securities	(121)	300
Other	69	28
Total Non-Interest Income	796	1,235
NON-INTEREST EXPENSES:
Salaries and employee benefits	6,172	5,933
Occupancy expense	874	747
Equipment	223	217
Outside data processing	796	735
Advertising	43	102
Real estate owned expense	-	30
Other	2,771	2,855
Total Non-Interest Expenses	10,879	10,619
INCOME BEFORE PROVISION FOR INCOME TAXES	14,051	14,643
PROVISION FOR INCOME TAXES	4,099	4,076
NET INCOME	$9,952	$10,567

EARNINGS PER COMMON SHARE – BASIC	$0.76	$0.80
EARNINGS PER COMMON SHARE – DILUTED	0.74	0.78
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC	13,176	13,192
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – DILUTED	13,528	13,560

See notes to interim unaudited consolidated financial statements.

NORTHEAST COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2026	2025

	(In thousands)
Net Income	$9,952	$10,567
Other comprehensive income (loss):
Defined benefit pension:
Reclassification adjustments out of accumulated other comprehensive income (loss):
Amortization of actuarial gain	(9)	(10)
Actuarial gain (loss) arising during period	21	(10)
Total	12	(20)
Income tax (effect) benefit¹	(4)	7
Total other comprehensive income (loss)	8	(13)
Total Comprehensive Income	$9,960	$10,554

¹Amounts are included in provision for income taxes in the consolidated statements of income.

See notes to interim unaudited consolidated financial statements.

NORTHEAST COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Three Months Ended March 31, 2026 and 2025

(Unaudited)

						Accumulated
			Additional			Other
	Number of	Common	Paid- in	Unearned	Retained	Comprehensive
	Shares, net	Stock	Capital	ESOP Shares	Earnings	Income	Total

	(In thousands, except share and per share amounts)

Balance – December 31, 2025	13,963,432	$140	$111,575	$(5,218)	$244,970	$233	$351,700
Net income	—	—	—	—	9,952	—	9,952
Other comprehensive income	—	—	—	—	—	8	8
Cash dividend declared ($0.20 per share)	—	—	—	—	(2,658)	—	(2,658)
Stock repurchases	(163,265)	(2)	(3,607)	—	—	—	(3,609)
Compensation expense related to restricted stock awards	—	—	308	—	—	—	308
Compensation expense related to stock options	—	—	239	—	—	—	239
Stock option exercise	15,240	—	37	—	—	—	37
ESOP shares earned	—	—	178	130	—	—	308
Balance – March 31, 2026	13,815,407	$138	$108,730	$(5,088)	$252,264	$241	$356,285

						Accumulated
			Additional			Other
	Number of	Common	Paid- in	Unearned	Retained	Comprehensive
	Shares, net	Stock	Capital	ESOP Shares	Earnings	Income	Total

	(In thousands, except share and per share amounts)

Balance – December 31, 2024	14,016,254	$140	$110,091	$(6,088)	$213,974	$224	$318,341
Net income	—	—	—	—	10,567	—	10,567
Other comprehensive loss	—	—	—	—	—	(13)	(13)
Cash dividend declared ($0.10 per share)	—	—	—	—	(2,683)	—	(2,683)
Compensation expense related to restricted stock awards	—	—	293	—	—	—	293
Compensation expense related to stock options	—	—	185	—	—	—	185
Stock option exercise	7,122	—	—	—	—	—	—
ESOP shares earned	—	—	302	218	—	—	520
Balance - March 31, 2025	14,023,376	$140	$110,871	$(5,870)	$221,858	$211	$327,210

See notes to interim unaudited consolidated financial statements.

NORTHEAST COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2026	2025

	(In thousands)
Cash Flows from Operating Activities:
Net income	$9,952	$10,567
Adjustments to reconcile net income to net cash provided by operating activities:
Net (accretion) amortization of securities premiums and discounts, net	(5)	1
Provision for credit losses	-	237
Depreciation	297	298
Net accretion of deferred loan fees and costs	(32)	(60)
Deferred income tax benefit	(114)	(136)
Unrealized loss (gain) recognized on equity securities	121	(300)
Earnings on bank owned life insurance	(179)	(167)
ESOP compensation expense	308	520
Compensation expense related to stock options	239	185
Compensation expense related to restricted stock	308	293
Decrease in accrued interest receivable	152	1,049
Decrease in other assets	2,276	619
Increase in accounts payable - loan closing	170	42
Decrease in accounts payable and accrued expenses	(3,055)	(2,205)
Net Cash Provided by Operating Activities	10,438	10,943
Cash Flows from Investing Activities:
Net decrease in loans	31,689	86,912
Proceeds from sale of loans	268	380
Principal repayments on securities held-to-maturity	155	128
Purchase of equity securities	(1,000)	(1,000)
Purchases of premises and equipment	(98)	(382)
Net Cash Provided by Investing Activities	31,014	86,038
Cash Flows from Financing Activities:
Net increase (decrease) in deposits	9,376	(84,360)
Net repayment from borrowings	(50,000)	—
Stock repurchases	(3,609)	—
Stock option exercised	37	—
Increase in advance payments by borrowers for taxes and insurance	573	680
Cash dividends paid	(2,793)	(2,102)
Net Cash Used in Financing Activities	(46,416)	(85,782)
Net (Decrease) Increase in Cash and Cash Equivalents	(4,964)	11,199
Cash and Cash Equivalents – Beginning	81,175	78,259
Cash and Cash Equivalents – Ending	$76,211	$89,458

See notes to interim unaudited consolidated financial statements.

NORTHEAST COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

	Three Months Ended March 31,
	2026	2025

	(In thousands)
Supplementary Cash Flows Information:
Income taxes paid:
Federal	$—	$—
State and local¹	2,231	2,417
Total income taxes paid	$2,231	$2,417
Interest paid	$12,111	$13,789
Supplementary Disclosure of Non-Cash Investing and Financing Activities:
Dividends declared and not paid	$2,763	$2,805

(1)	For the years presented New York State, New York City, and Massachusetts make up 100% of the tax effect in this category.

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

Principal of Consolidations:

The accompanying unaudited consolidated financial statements include the accounts of the Company, the Bank, NECP, NECB Financial, 72 West Eckerson, 166 Route 59 Realty, 3 Winterton Realty LLC, and NECB Real Estate (collectively the “Company”) and have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All significant inter-company accounts and transactions have been eliminated in consolidation. The accounting and reporting policies of the Company and its subsidiaries conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”) and to the rules and regulations of the Securities and Exchange Commission (the “SEC”), including the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. The unaudited consolidated interim financial information should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

Loan Concentration Risk:

The Company’s lending activity is concentrated in construction loans secured primarily by affordable housing apartment buildings located throughout all five submarkets in the Bronx, and by construction loans secured by condominium buildings and single-family developments in Rockland, Orange, and Sullivan Counties in high demand, high absorption areas.

The Company’s lending exposures include outstanding loan balances, loans-in-process, and unfunded commitments. As of March 31, 2026 and December 31, 2025, the Company had lending exposures of $885.3 million and $827.8 million in the Bronx, $514.5 million and $533.3 million in Orange County, $392.5 million and $364.2 million in Rockland County, and $157.0 million and $150.3 million in Sullivan County, respectively. The increase in lending exposure reflects continued growth in construction lending activity within these markets. Compared to March 31, 2025, the Company’s lending exposure as of March 31, 2026 increased by $111.6 million or 14.4% in the Bronx, by $72.6 million or 16.4% in Orange County, by $8.0 million or 2.1% in Rockland County, and by $14.0 million or 9.8% in Sullivan County.

At March 31, 2026, the Company had a total of $120.8 million, or 9.1%, of construction loans located in Rockland, Orange, and Sullivan Counties related to office space or other commercial-use properties within these high demand, high absorption areas.

Note 2 — Regulatory Capital

The Company and the Bank are subject to regulatory capital requirements promulgated by the federal banking agencies. The Federal Reserve establishes capital requirements, including well capitalized standards, for the consolidated bank holding company, and the FDIC has similar requirements for the Company’s subsidiary bank. However, the Federal Reserve has provided a “small bank holding company” exception to its consolidated capital requirements for holding companies, and legislation and the related issuance of regulations by the Federal Reserve Board have established the current threshold for the exception at $3.0 billion in total consolidated assets. As a result, the Company will not be subject to the consolidated holding company capital requirement until such time as its consolidated assets exceed $3.0 billion. The Bank met all capital adequacy requirements to which it was subject as of March 31, 2026 and December 31, 2025.

The following table presents information about the Bank’s capital levels at the dates presented:

			Regulatory Capital Requirements
			Minimum Capital					For Classification as
	Actual		Adequacy(1)					Well-Capitalized
	Amount	Ratio	Amount			Ratio		Amount			Ratio

	(Dollars in Thousands)
As of March 31, 2026:
Total capital (to risk-weighted assets)	$342,784	15.73%	$	≥	174,342	≥	8.00%	$	≥	217,928	≥	10.00%
Tier 1 capital (to risk-weighted assets)	337,104	15.47		≥	130,757	≥	6.00		≥	174,342	≥	8.00
Common equity tier 1 capital (to risk-weighted assets)	337,104	15.47		≥	98,067	≥	4.50		≥	141,653	≥	6.50
Core (Tier 1) capital (to adjusted total assets)	337,104	16.76		≥	80,434	≥	4.00		≥	100,543	≥	5.00
As of December 31, 2025:
Total capital (to risk-weighted assets)	$339,973	15.62%	$	≥	174,106	≥	8.00%	$	≥	217,632	≥	10.00%
Tier 1 capital (to risk-weighted assets)	334,266	15.36		≥	130,579	≥	6.00		≥	174,106	≥	8.00
Common equity tier 1 capital (to risk-weighted assets)	334,266	15.36		≥	97,934	≥	4.50		≥	141,461	≥	6.50
Core (Tier 1) capital (to adjusted total assets)	334,266	16.39		≥	81,556	≥	4.00		≥	101,945	≥	5.00
(1)	Ratios do not include the capital conservation buffer.

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

The following table sets forth the computations of basic and diluted earnings per share:

	Three Months Ended March 31,
	2026	2025

	(In Thousands, except per share data)
Net income (basic and diluted)	$9,952	$10,567

Weighted average shares issued	13,853	14,021
Less: Weighted average unearned ESOP shares	(513)	(594)
Less: Weighted average unvested restricted shares	(164)	(235)
Basic weighted average shares outstanding	13,176	13,192
Add: Dilutive effect of restricted stock	74	102
Add: Dilutive effect of stock options	278	266
Diluted weighted average shares outstanding	13,528	13,560
Anti-dilutive shares excluded from the calculation of dilutive effect of common share equivalents	9,918	—

Net income per share
Basic	$0.76	$0.80
Diluted	$0.74	$0.78

Note 4 — Equity Securities

The following table is the schedule of equity securities at March 31, 2026 and December 31, 2025. Our equity securities portfolio consists of our investment in a market-rate bond mutual fund that invests in high quality fixed income bonds, mainly government agency securities whose proceeds are designed to positively impact community development throughout the United States. The mutual fund focuses exclusively on providing affordable housing for low- and moderate-income borrowers and renters within our delineated lending areas, including those in majority minority census tracts. The high-quality fixed income bonds consist of 90% agency mortgage-backed securities and 10% state and municipal bonds. All agency mortgage-backed securities are issued by U.S. government entities and agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses.

	March 31,	December 31,
	2026	2025

	(In Thousands)
Equity Securities, at Fair Value	$27,449	$26,570

The following is a summary of unrealized gain or loss recognized in net income on equity securities during the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025

	(In Thousands)

Net unrealized (loss) gain recognized on equity securities during the period	$(121)	$300
Less: Net losses realized on the sale of equity securities during the period	—	—
Unrealized net (loss) gain recognized on equity securities held at the reporting date	$(121)	$300

Note 5 — Securities Held-to-Maturity

The following table summarizes the Company’s portfolio of securities held-to-maturity at March 31, 2026 and December 31, 2025.

	March 31, 2026
		Gross	Gross		Allowance
	Amortized	Unrealized	Unrealized	Fair	for
	Cost	Gains	Losses	Value	Credit Loss

	(In Thousands)
Mortgage-backed securities – residential:
Government National Mortgage Association	$317	$3	$—	$320	$—
Federal Home Loan Mortgage Corporation	663	—	67	596	—
Federal National Mortgage Association	1,322	—	102	1,220	—
Collateralized mortgage obligations – GSE	2,627	—	560	2,067	—
Total mortgage-backed securities	4,929	3	729	4,203	—
Municipal Bonds	13,362	—	2,200	11,162	126
	$18,291	$3	$2,929	$15,365	$126

	December 31, 2025
		Gross	Gross		Allowance
	Amortized	Unrealized	Unrealized	Fair	for
	Cost	Gains	Losses	Value	Credit Loss

	(In Thousands)
Mortgage-backed securities – residential:
Government National Mortgage Association	$327	$4	$—	$331	$—
Federal Home Loan Mortgage Corporation	684	—	65	619	—
Federal National Mortgage Association	1,390	—	100	1,290	—
Collateralized mortgage obligations – GSE	2,673	—	551	2,122	—
Total mortgage-backed securities	5,074	4	716	4,362	—
Municipal Bonds	13,367	—	2,202	11,165	126
	$18,441	$4	$2,918	$15,527	$126

Contractual final maturities of mortgage-backed securities and municipal bonds were as follows at March 31, 2026:

	March 31, 2026
	Amortized	Fair
	Cost	Value

	(In Thousands)
Due within one year	$1,459	$1,371
Due after one but within five years	3,546	3,162
Due after five but within ten years	4,200	3,662
Due after ten years	9,086	7,170
	$18,291	$15,365

The maturities shown above are based upon contractual final maturity. Actual maturities will differ from contractual maturities due to scheduled monthly repayments and due to the underlying borrowers having the right to prepay their obligations.

The activity in the allowance for credit losses for debt securities held-to-maturity for the three months ended March 31, 2026 and 2025 was as follows:

Municipal Bonds
Balance – December 31, 2025	$126
Provision for (reversal of) credit loss	-
Balance – March 31, 2026	$126

Municipal Bonds
Balance – December 31, 2024	$126
Provision for (reversal of) credit loss	-
Balance – March 31, 2025	$126

At March 31, 2026, eight mortgage-backed securities had unrealized losses due to interest rate volatility. Management concluded that the unrealized losses reflected above were temporary in nature since the unrealized losses were related primarily to market interest rate volatility, and were not related to the underlying credit quality of the issuers of the securities. Additionally, the Company has the ability and intent to hold the securities for the time necessary to recover the amortized cost. At December 31, 2025, there were eleven mortgage-backed securities that had unrealized losses due to interest rate volatility.

Credit Quality Indicators

The held to maturity securities portfolio consists of agency mortgage-backed securities and municipal bonds. All agency mortgage-backed securities are issued by U.S. government entities and agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. The ten municipal bonds in the portfolio carry no lower than A ratings from the rating agencies at March 31, 2026 and have no realized losses since they were issued. The Company regularly monitors the municipal bonds sector of the market and reviews collectability including such factors as the financial condition of the issuers as well as credit ratings in effect as of the reporting period.

Note 6 — Loans Receivable and the Allowance for Credit Losses

The composition of loans was as follows at March 31, 2026 and December 31, 2025:

	March 31,	December 31,
	2026	2025

	(In Thousands)
Residential real estate:
One-to-four family	$3,080	$3,114
Multi-family	292,160	306,508
Mixed-use	24,703	25,197
Total residential real estate	319,943	334,819
Non-residential real estate	38,205	38,463
Construction	1,320,236	1,336,329
Commercial and industrial	149,787	150,397
Consumer	37	58
Total Loans	1,828,208	1,860,066
Deferred loan costs, net	174	268
Allowance for credit losses	(4,592)	(4,731)
	$1,823,790	$1,855,603

Loans serviced for the benefit of others, which are not included in the amounts shown above, totaled approximately $45.6 million and $53.3 million at March 31, 2026 and December 31, 2025, respectively. The value of mortgage servicing rights was not material at March 31, 2026 and December 31, 2025.

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

The activity in the allowance for credit loss by loan segment for the three months ended March 31, 2026 and 2025 was as follows:

		Non-		Commercial
	Residential	residential		and
	Real Estate	Real Estate	Construction	Industrial	Consumer	Total

	(In Thousands)
Allowance for credit losses:
Balance - December 31, 2025	$1,646	$249	$2,035	$743	$58	$4,731
Charge-offs	—	—	—	—	(27)	(27)
Recoveries	—	—	—	—	—	—
Provision (reversal of)	(126)	15	(20)	13	6	(112)
Balance -March 31, 2026	$1,520	$264	$2,015	$756	$37	$4,592

		Non-		Commercial
	Residential	residential		and
	Real Estate	Real Estate	Construction	Industrial	Consumer	Total

	(In Thousands)
Allowance for credit losses:
Balance - December 31, 2024	$1,900	$308	$1,937	$520	$165	$4,830
Charge-offs	—	—	—	—	(117)	(117)
Recoveries	—	350	—	—	2	352
Provision (reversal of)	324	(387)	(221)	86	260	62
Balance - March 31, 2025	$2,224	$271	$1,716	$606	$310	$5,127

During the three months ended March 31, 2026, the reversal of provision recorded for residential real estate and construction loans was primarily attributed to decreased loan balances. The provision expense recorded for non-residential real estate loans and commercial and industrial loans was primarily attributed to slightly increased credit risk within the loan portfolios.

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

The Company had no individually evaluated loan and no non-accrual loans at March 31, 2026 and December 31, 2025, respectively.

The following tables provide information about delinquencies in our loan portfolio at the dates indicated.

Age Analysis of Past Due Loans as of March 31, 2026:

							Recorded
							Investment >
	30 – 59 Days	60 – 89 Days	Greater Than	Total Past		Total Loans	90 Days and
	Past Due	Past Due	90 Days	Due	Current	Receivable	Accruing

	(In Thousands)
Residential real estate:
One- to four-family	$—	$—	$—	$—	$3,080	$3,080	$—
Multi-family	—	—	—	—	292,160	292,160	—
Mixed-use	—	—	—	—	24,703	24,703	—
Non-residential real estate	—	—	—	—	38,205	38,205	—
Construction loans	2,490	—	—	2,490	1,317,746	1,320,236	—
Commercial and industrial loans	—	—	—	—	149,787	149,787	—
Consumer	—	—	—	—	37	37	—
	$2,490	$—	$—	$2,490	$1,825,718	$1,828,208	$—

Age Analysis of Past Due Loans as of December 31, 2025:

							Recorded
							Investment
	30 – 59 Days	60 – 89 Days	Greater Than	Total Past		Total Loans	> 90 Days and
	Past Due	Past Due	90 Days	Due	Current	Receivable	Accruing

	(In Thousands)
Residential real estate:
One- to four-family	$—	$—	$—	$—	$3,114	$3,114	$—
Multi-family	—	—	—	—	306,508	306,508	—
Mixed-use	—	—	—	—	25,197	25,197	—
Non-residential real estate	—	—	—	—	38,463	38,463	—
Construction loans	—	—	—	—	1,336,329	1,336,329	—
Commercial and industrial loans	—	—	—	—	150,397	150,397	—
Consumer	—	—	—	—	58	58	—
	$—	$—	$—	$—	$1,860,066	$1,860,066	$—

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

The following table presents the risk category of loans at March 31, 2026 by loan segment and vintage year:

							Revolving	Revolving
	Term Loans Amortized Costs Basis by Origination Year						Loans	Loans
							Amortized	Converted
March 31, 2026	2026	2025	2024	2023	2022	Prior	Cost Basis	to Term	Total
Residential real estate
Risk Rating
Pass	$-	$119,677	$11,968	$67,765	$64,260	$56,273	$-	$-	$319,943
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total	$-	$119,677	$11,968	$67,765	$64,260	$56,273	$-	$-	$319,943

Residential real estate
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Non-residential real estate
Risk Rating
Pass	$-	$10,967	$13,567	$1,521	$233	$11,917	$-	$-	$38,205
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total	$-	$10,967	$13,567	$1,521	$233	$11,917	$-	$-	$38,205

Non-residential real estate
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Construction
Risk Rating
Pass	$110,210	$493,842	$295,163	$207,740	$116,038	$97,243	$-	$-	$1,320,236
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total	$110,210	$493,842	$295,163	$207,740	$116,038	$97,243	$-	$-	$1,320,236

Construction
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Commercial and industrial
Risk Rating
Pass	$37	$6,596	$5,500	$3,429	$4,566	$1,441	$125,105	$2,892	$149,566
Special Mention	-	-	221	-	-	-	-	-	221
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total	$37	$6,596	$5,721	$3,429	$4,566	$1,441	$125,105	$2,892	$149,787

Commercial and industrial
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Consumer
Risk Rating
Pass	$37	$-	$-	$-	$-	$-	$-	$-	$37
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total	$37	$-	$-	$-	$-	$-	$-	$-	$37

Consumer
Current period gross charge-offs	$27	$-	$-	$-	$-	$-	$-	$-	$27

Total
Risk Rating
Pass	$110,284	$631,082	$326,198	$280,455	$185,097	$166,874	$125,105	$2,892	$1,827,987
Special Mention	-	-	221	-	-	-	-	-	221
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total	$110,284	$631,082	$326,419	$280,455	$185,097	$166,874	$125,105	$2,892	$1,828,208
Total
Current period gross charge-offs	$27	$-	$-	$-	$-	$-	$-	$-	$27

The following table presents the risk category of loans at December 31, 2025 by loan segment and vintage year:

								Revolving	Revolving
	Term Loans Amortized Costs Basis by Origination Year							Loans	Loans
								Amortized	Converted
December 31, 2025	2025	2024	2023	2022	2021		Prior	Cost Basis	to Term	Total
Residential real estate
Risk Rating
Pass	$120,070	$11,768	$75,364	$64,588	$21,735		$41,068	$-	$-	$334,593
Special Mention	-	226	-	-	-		-	-	-	226
Substandard	-	-	-	-	-		-	-	-	-
Doubtful	-	-	-	-	-		-	-	-	-
Total	$120,070	$11,994	$75,364	$64,588	$21,735		$41,068	$-	$-	$334,819
Residential real estate
Current period gross charge-offs	$-	$-	$-	$-	$-		$-	$-	$-	$-

Non-residential real estate
Risk Rating
Pass	$11,013	$13,632	$1,531	$235	$1,606		$10,446	$-	$-	$38,463
Special Mention	-	-	-	-	-		-	-	-	-
Substandard	-	-	-	-	-		-	-	-	-
Doubtful	-	-	-	-	-		-	-	-	-
Total	$11,013	$13,632	$1,531	$235	$1,606		$10,446	$-	$-	$38,463
Non-residential real estate
Current period gross charge-offs	$-	$-	$-	$-	$-		$-	$-	$-	$-

Construction
Risk Rating
Pass	$445,820	$380,754	$233,309	$158,283	$75,970		$42,193	$-	$-	$1,336,329
Special Mention	-	-	-	-	-		-	-	-	-
Substandard	-	-	-	-	-		-	-	-	-
Doubtful	-	-	-	-	-		-	-	-	-
Total	$445,820	$380,754	$233,309	$158,283	$75,970		$42,193	$-	$-	$1,336,329
Construction
Current period gross charge-offs	$-	$-	$-	$-	$-		$-	$-	$-	$-

Commercial and industrial
Risk Rating
Pass	$6,431	$5,959	$3,590	$4,843	$18		$1,501	$127,705	$350	$150,397
Special Mention	-	-	-	-	-		-	-	-	-
Substandard	-	-	-	-	-		-	-	-	-
Doubtful	-	-	-	-	-		-	-	-	-
Total	$6,431	$5,959	$3,590	$4,843	$18		$1,501	$127,705	$350	$150,397
Commercial and industrial
Current period gross charge-offs	$-	$-	$-	$-	$-		$-	$-	$-	$-

Consumer
Risk Rating
Pass	$58	$-	$-	$-	$-	$		$-	$-	$58
Special Mention	-	-	-	-	-		-	-	-	-
Substandard	-	-	-	-	-		-	-	-	-
Doubtful	-	-	-	-	-		-	-	-	-
Total	$58	$-	$-	$-	$-		$-	$-	$-	$58
Consumer
Current period gross charge-offs	$702	$-	$-	$-	$-		$-	$-	$-	$702

Total
Risk Rating
Pass	$583,392	$412,113	$313,794	$227,949	$99,329		$95,208	$127,705	$350	$1,859,840
Special Mention	-	226	-	-	-		-	-	-	226
Substandard	-	-	-	-	-		-	-	-	-
Doubtful	-	-	-	-	-		-	-	-	-
Total	$583,392	$412,339	$313,794	$227,949	$99,329		$95,208	$127,705	$350	$1,860,066
Total
Current period gross charge-offs	$702	$-	$-	$-	$-		$-	$-	$-	$702

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

There were no loans modified to borrowers experiencing financial difficulty during the three months ended March 31, 2026 or the year ended December 31, 2025.

Allowance for Credit Losses on Off-Balance Sheet Commitments:

The following table presents the activity in the allowance for credit losses related to off-balance sheet commitments, that is included in accounts payable and accrued expenses on the consolidated statement of financial condition, for the three months ended March 31, 2026 and 2025:

Allowance for Credit Loss
Balance – December 31, 2025	$879
Provision for credit loss	112
Balance – March 31, 2026	$991

Allowance for Credit Loss
Balance – December 31, 2024	$704
Provision for credit loss	175
Balance – March 31, 2025	$879

Note 7 — Borrowings

Our borrowings are primarily from the Discount Window at the Federal Reserve Bank of New York (“FRBNY”). On August 30, 2023, the FRBNY approved the Company’s eligibility to pledge loans under the Borrower-in-Custody program of the FRBNY thereby allowing the Company to borrow from the Discount Window at the FRBNY. At March 31, 2026, borrowings from the FRBNY totaled $20.0 million, bearing an interest rate of 3.75% and maturing in May 2026. At December 31, 2025, borrowings from the FRBNY totaled $70.0 million, bearing an interest rate of 3.75%.

At March 31, 2026, the Company had the ability to borrow $866.7 million from the FRBNY, and $8.0 million from Atlantic Community Bankers Bank (“ACBB”).

Note 8 — Benefits Plans

Outside Director Retirement Plan (“DRP”)

The DRP is an unfunded non-contributory defined benefit pension plan covering all non-employee directors meeting eligibility requirements as specified in the plan document. The following table sets forth information regarding the components of net pension periodic expense measured for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025

	(Dollars In Thousands)
Net periodic pension expense:
Service cost	$28	$21
Interest cost	23	19
Actuarial gain recognized	(9)	(10)
Total net periodic pension expense included in other non-interest expenses	$42	$30

Unrecognized net gain of $21,000 for the three months ended March 31, 2026 and unrecognized net loss of $10,000 for the three months ended March 31, 2025 were included in accumulated other comprehensive income.

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

Expenses of $153,000 and $139,000 for the three months ended March 31, 2026 and 2025, respectively, were recorded for this plan and are reflected in the Consolidated Statements of Income under Salaries and Employee Benefits.

Stock-Based Deferral Plan

In June 2021, the Company established a stock-based deferral plan for eligible key executives and members of the Board of Directors of the Company to elect to defer compensation received from the Company for their services and make deemed investments of that deferred compensation in shares of the Company’s common stock. At March 31, 2026, the Company did not have any obligations under the plan.

401(k) Plan

The Company maintains a 401(k) plan for all eligible employees. Participants are permitted to contribute from 1% to 15% or 60% of their annual compensation up to the maximum permitted under the Internal Revenue Code. The Company provided no matching contributions during the three months ended March 31, 2026 and 2025.

Employee Stock Ownership Plan (“ESOP”)

In conjunction with the Mid-Tier Holding Company’s public stock offering in 2006, the Bank established an ESOP for all eligible employees (substantially all full-time employees). The ESOP borrowed $5,184,200 from the Mid-Tier Holding Company and used those funds to acquire 518,420 shares of Mid-Tier Holding Company common stock at $10.00 per share. The loan from the Mid-Tier Holding Company, which has been assumed by the Company, carries an interest rate of 8.25% and is repayable in twenty annual installments. This loan was paid off in full at December 31, 2025.

In conjunction with the Company’s second-step conversion offering, on July 12, 2021, the ESOP borrowed $7,827,260 from the Company and used those funds to acquire 782,726 shares of Company common stock at $10.00 per share. The loan from the Company carries an interest rate equal to 3.25% and is repayable in fifteen annual installments through 2035.

Each year, the Bank makes discretionary contributions to the ESOP equal to the principal and interest payment required on the loans from the Company. The ESOP may further pay down the principal balance of the loans by using dividends paid, if any, on the shares of Company common stock it owns. The first ESOP loan was paid off in full at December 31, 2025. The balance remaining on the second ESOP loan was $5,529,000 and $5,529,000 at March 31, 2026 and December 31, 2025, respectively.

Shares purchased for the ESOP with the loan proceeds serve as collateral for the loan and are held in a suspense account for future allocation among ESOP participants. As the loan principal is repaid, shares will be released from the suspense account and become eligible for allocation, subject to the allocation provisions included in the ESOP governing document.

ESOP shares initially pledged as collateral were recorded as unearned ESOP shares in the stockholders’ equity section of the Consolidated Statement of Financial Condition. Thereafter, on a monthly basis over the terms of the ESOP loans, approximately 2,894 shares for the ESOP loan made in 2006 and approximately 4,348 shares for the ESOP loan made in 2021 are committed to be released, respectively. Compensation expense is recorded in an amount equal to the shares committed to be released multiplied by the average closing price of the Company’s stock during that month. ESOP expense totaled approximately $308,000 and $520,000 for the three months ended March 31, 2026 and 2025, respectively. Dividends on unallocated shares, which totaled approximately $104,000 and $122,000 for the three months ended March 31, 2026 and 2025, respectively, are recorded as a reduction of the ESOP loan. Dividends on allocated shares, which totaled approximately $191,000 and $174,000 for the three months ended March 31, 2026 and 2025, respectively, are charged to retained earnings.

ESOP shares are summarized as follows:

	March 31,	December 31,
	2026	2025
Allocated shares	955,590	868,678
Shares committed to be released	13,047	86,912
Unearned shares	508,772	521,819
Total ESOP Shares	1,477,409	1,477,409
Less allocated shares distributed to former or retired employees	(218,352)	(188,412)
Total ESOP Shares Held by Trustee	1,259,057	1,288,997
Fair value of unearned shares	$12,108,774	$11,798,328

Note 9 — Fair Value Disclosures

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

The level of the asset or liability within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The following table sets forth the Company’s assets that are carried at fair value on a recurring basis and the level that was used to determine their fair value at March 31, 2026 and December 31, 2025:

	Quoted Prices in		Significant Other		Significant		Total Carried
	Active Markets for		Observable		Unobservable		at Fair
	Identical Assets		Inputs		Inputs		Value on a
	(Level 1)		(Level 2)		(Level 3)		Recurring Basis
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
Description	2026	2025	2026	2025	2026	2025	2026	2025
Assets:
Marketable equity securities:
Mutual funds	$27,449	$26,570	$—	$—	$—	$—	$27,449	$26,570
Total assets	$27,449	$26,570	$—	$—	$—	$—	$27,449	$26,570

There were no transfers between Level 1 and 2 during the three months ended March 31, 2026 or the year ended December 31, 2025. The Company did not have any liabilities that were carried at fair value on a recurring basis at March 31, 2026 and December 31, 2025.

The Company did not have any assets and liabilities that were carried at fair value on a non-recurring basis at March 31, 2026 and December 31, 2025.

The methods and assumptions used to estimate fair value at March 31, 2026 and December 31, 2025 are as follows:

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction on the dates indicated. The estimated fair value amounts have been measured as of their respective period end-dates and have not been re-evaluated or updated for purposes of these financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each period-end.

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

The carrying amounts and estimated fair value of our financial instruments are as follows:

			Fair Value at March 31, 2026
			Quoted
			Prices in
			Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
	Carrying		Assets	Inputs	Inputs
(In thousands)	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Cash and cash equivalents	$76,211	$76,211	$76,211	$—	$—
Certificates of deposit	100	100	—	100	—
Marketable equity securities	27,449	27,449	27,449	—	—
Securities held to maturity	18,165	15,365	—	15,365	—
Loans receivable, net	1,823,790	1,811,236	—	—	1,811,236
Investments in restricted stock	410	410	—	410	—
Accrued interest receivable	12,076	12,076	—	12,076	—
Financial Liabilities
Deposits	1,626,277	1,627,421	—	1,627,421	—
Accrued interest payable	73	73	—	73	—
Borrowings	20,000	20,000	20,000	—	—

			Fair Value at December 31, 2025
			Quoted
			Prices in
			Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
	Carrying		Assets	Inputs	Inputs
(In thousands)	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Cash and cash equivalents	$81,175	$81,175	$81,175	$—	$—
Certificates of deposit	100	100	—	100	—
Marketable equity securities	26,570	26,570	26,570	—	—
Securities held to maturity	18,315	15,527	—	15,527	—
Loans receivable	1,855,603	1,853,900	—	—	1,853,900
Investments in restricted stock	410	410	—	410	—
Accrued interest receivable	12,228	12,228	—	12,228	—
Financial Liabilities
Deposits	1,616,901	1,619,565	—	1,619,565	—
Accrued interest payable	513	513	—	513	—
Borrowings	70,000	70,000	70,000	—	—

Note 10 — Revenue Recognition

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

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals such as referral fees based on month end reports. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of March 31, 2026 and December 31, 2025, the Company did not have any significant contract balances.

All of the Company’s revenue from contracts with customers within the scope of ASC 606 is recognized within noninterest income. The following table presents the Company’s sources of noninterest income for the three months ended March 31, 2026 and 2025. Sources of revenue outside the scope of ASC 606 are noted as such:

	Three Months Ended March 31,
	2026	2025

	(In Thousands)
Non-interest income:
Deposit-related fees and charges	$17	$17
Loan-related fees and charges(1)	313	456
Electronic banking fees and charges	339	267
Income from bank owned life insurance(1)	179	167
Unrealized (loss) gain on equity securities(1)	(121)	300
Miscellaneous(1)	69	28
Total non-interest income	$796	$1,235

(1)	Not within the scope of ASC 606.

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

Note 11 — Other Non-Interest Expenses

The following is an analysis of other non-interest expenses:

	Three Months Ended March 31,
	2026	2025

	(In Thousands)
Other	$1,262	$1,367
Service contracts	454	423
Consulting expense	179	191
Telephone	127	143
Directors' compensation	255	237
Audit and accounting	135	143
Insurance	111	106
Director, officer, and employee expense	79	59
Legal fees	126	98
Office supplies and stationary	35	56
Recruiting expense	8	32
	$2,771	$2,855

Note 12 — Stock Compensation Plans

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

The product of the number of shares granted and the grant date market price of the Company’s common stock determine the fair value of restricted stock under the Company’s 2022 Equity Incentive Plan. Management recognizes compensation expense for the fair value of restricted stock on a straight-line basis over the requisite service period for the entire award. As of March 31, 2026 and December 31, 2025, there were 19,335 stock option shares available for future awards under this plan.

A summary of the Company’s restricted stock activity and related information for the three months ended March 31, 2026 follows:

	2026
		Weighted
		Average
	Shares	Market Price
Outstanding at December 31, 2025	163,514	$14.92
Granted	—	—
Forfeited	—	—
Vested	—	—
Outstanding at March 31, 2026	163,514	$14.92

Compensation expense related to restricted stock was $308,000 and $293,000 for the three months ended March 31, 2026 and 2025, respectively. At March 31, 2026, the total compensation cost related to non-vested restricted stock awards that has not yet been recognized was $2.0 million which cost is expected to be recognized over the next two years.

A summary of the Company’s stock option activity and related information for the three months ended March 31, 2026 follows:

	2026
		Weighted
		Average
	Options	Exercise Price
Outstanding at December 31, 2025	878,416	$14.42
Granted	—	—
Forfeited	—	—
Exercised	15,240	12.95
Outstanding at March 31, 2026	863,176	$14.44
Exercisable at March 31, 2026	455,617	13.77

Compensation cost related to stock options is recognized based on the fair value of the stock options at the grant date on a straight-line basis over the vesting period. Compensation expense related to stock options was $239,000 and $185,000 for the three months ended March 31, 2026 and 2025, respectively. At March 31, 2026, unrecognized compensation cost related to stock option awards was $1.5 million which is expected to be recognized over the next two years.

Note 13 — Business Segments

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

The following table presents the Company’s reported segment revenues, profit or loss and significant segment expenses for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025

	(In Thousand)
Total interest income	$35,969	$38,207
Total interest expense	11,835	13,943
Net interest income	24,134	24,264
Provision for credit loss	—	237
Net interest income after provision for credit losses	24,134	24,027
Total non-interest income	796	1,235
Non-interest expense:
Salaries and employee benefits	6,172	5,933
Occupancy expense	874	747
Equipment	223	217
Outside data processing	796	735
Advertising	43	102
Real estate owned expense	—	30
Other	2,771	2,855
Total Non-Interest Expenses	10,879	10,619
Income before income tax expense	14,051	14,643
Income tax expense	4,099	4,076
Segment net income	$9,952	$10,567

Reconciliation of profit or loss
Adjustments and reconciling items	—	—
Consolidated net income	$9,952	$10,567

Earnings per common share - Basis	$0.76	$0.80
Earnings per common share - Diluted	0.74	0.78

The measure of segment assets is reported as total assets on the Consolidated Statement of Condition.

The following table presents the Company’s reported segment assets as of March 31, 2026 and December 31, 2025:

	March 31,	December 31,
	2026	2025

	(In Thousand)
Segment assets
Adjustments and reconciling items	$—	$—
Consolidated total assets	2,025,127	2,063,508

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

Critical Accounting Policies

We consider accounting policies involving significant judgements and assumptions by management that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies. We consider these accounting policies to be our crucial accounting policies. The judgements and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Actual results could differ from these judgements and estimates under different conditions, resulting in a change that could have a material impact on the carrying values of our assets and liabilities and our results of operations. There have been no changes in the critical accounting policies since the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Balance Sheet Analysis

General

Total assets decreased $38.4 million, or 1.9%, to $2.0 billion at March 31, 2026, from $2.1 billion at December 31, 2025. The decrease in assets was primarily due to decreases in net loans of $31.8 million, cash and cash equivalents of $5.0 million, and other assets of $2.0 million.

Cash and cash equivalents decreased $5.0 million, or 6.1%, to $76.1 million at March 31, 2026 from $81.2 million at December 31, 2025. The decrease in cash and cash equivalents partially funded a decrease of $50.0 million in borrowings.

Equity securities increased $879,000, or 3.3%, to $27.4 million at March 31, 2026 from $26.6 million at December 31, 2025. The increase in equity securities was attributable to the purchase of $1.0 million in equity securities during the three months ended March 31, 2026, partially offset by market depreciation of $121,000 due to market interest rate volatility during the three months ended March 31, 2026.

Securities held-to-maturity decreased $150,000, or 0.8%, to $18.2 million at March 31, 2026 from $18.3 million at December 31, 2025 due to pay-downs of various investment securities.

Loans, net of the allowance for credit losses, decreased $31.8 million, or 1.7%, to $1.8 billion at March 31, 2026 from $1.9 billion at December 31, 2025. The decrease in loans consisted of decreases of $16.1 million in construction loans, $14.3 million in multi-family loans, $610,000 in commercial and industrial loans, $494,000 in mixed-use loans, $258,000 in non-residential loans, $34,000 in one-to-four family loans, and $21,000 in consumer loans. The decrease in our construction loan portfolio was due to normal pay-downs and principal reductions as construction projects were completed and either condominium units were sold to end buyers or multi-family rental buildings were refinanced by other financial institutions.

During the three months ended March 31, 2026, we originated loans totaling $266.1 million, which includes commitments and funded loans, consisting primarily of $244.2 million in construction loans and $21.8 million in commercial and industrial loans. The $244.2 million in construction loans had $99.5 million, or 40.7%, disbursed at loan closing, with the remaining funds to be disbursed over the terms of the construction loans. The commercial and industrial loans had $18.9 million, or 86.7%, disbursed at loan closing.

The allowance for credit losses related to loans decreased to $4.6 million as of March 31, 2026, from $4.7 million as of December 31, 2025. The decrease in the allowance for credit losses related to loans was due to charge-offs totaling $27,000 and a provision for credit losses reduction of $112,000 to the allowance for credit losses related to loans due to a decrease of $31.8 million in the loan portfolio. The provision for credit losses reduction of $112,000 to the allowance for credit losses related to loans was offset by a provision for credit losses of $112,000 to the allowance for credit losses related to off-balance sheet commitments.

Premises and equipment decreased $199,000, or 0.8%, to $25.2 million at March 31, 2026 from $25.4 million at December 31, 2025 primarily due to the amortization of fixed assets. Federal Home Loan Bank stock was $410,000 and property held for investment was $1.3 million at both March 31, 2026 and December 31, 2025. Bank owned life insurance (“BOLI”) increased $179,000, or 0.7%, to $26.6 million at March 31, 2026 from $26.4 million at December 31, 2025 due to increases in the BOLI cash value. Accrued interest receivable decreased $152,000, or 1.2%, to $12.1 million at March 31, 2026 from $12.2 million at December 31, 2025 due to a decrease of $31.9 million in the loan portfolio.

Right of use assets — operating decreased $179,000, or 3.8%, to $4.5 million at March 31, 2026 from $4.7 million at December 31, 2025, primarily due to depreciation of the right of use assets.

Other assets decreased $2.0 million, or 18.0%, to $9.0 million at March 31, 2026 from $11.0 million at December 31, 2025 due to decreases of $2.2 million in tax assets, partially offset by increases of $143,000 in prepaid expenses and $57,000 in suspense accounts.

Total deposits increased $9.4 million, or 0.6%, to $1.6 billion at March 31, 2026 from $1.6 billion at December 31, 2025. The increase in deposits was primarily due to increases in NOW/money market accounts of $50.0 million, or 16.5% and non-interest bearing deposits of $25.0 million, or 9.2%, partially offset by decreases in certificates of deposit of $57.1 million, or 6.3%, and savings account balances of $8.5 million, or 6.0%. The decrease of $57.1 million in certificates of deposit consisted of decreases in brokered certificates of deposit of $40.6 million, or 11.0%, non-brokered listing services certificates of deposit of $5.4 million, or 6.2%, and retail certificates of deposit of $11.2 million, or 2.5%.

The decrease in brokered certificates of deposit and non-brokered listing services certificates of deposit was due to management’s strategy to reduce the cost of funds by “calling” higher rate brokered deposits on their call dates and to rely less on brokered deposits and non-brokered listing service deposits. The decrease in retail certificates of deposit was due to a shift in deposits to our retail high yield money market accounts.

Advance payments by borrowers for taxes and insurance increased $572,000, or 24.3%, to $2.9 million at March 31, 2026 from $2.4 million at December 31, 2025 due primarily to accumulation of real estate tax payments from borrowers.

Borrowings decreased $50.0 million, or 71.4%, to $20.0 million at March 31, 2026 from $70.0 million at December 31, 2025 due primarily to management’s strategy to reduce the cost of funds.

Lease liability – operating decreased $163,000, or 3.4%, to $4.6 million at March 31, 2026 from $4.8 million at December 31, 2025, primarily due to the amortization of the lease liability.

Accounts payable and accrued expenses decreased $2.8 million, or 15.9%, to $14.5 million at March 31, 2026 from $17.3 million at December 31, 2025 due primarily to decreases in accrued expense of $2.9 million and accrued interest expense of $438,000, partially offset by increases in suspense account – loan closings of $217,000, deferred compensation of $158,000, and accounts payable of $40,000.

The allowance for credit losses for off-balance sheet commitments increased $112,000, or 12.7%, to $991,000 at March 31, 2026 from $879,000 at December 31, 2025 due primarily to an increase of $140.0 million, or 20.6%, in off-balance sheet commitments from December 31, 2025 to March 31, 2026.

Stockholders’ equity increased $4.6 million, or 1.3% to $356.3 million at March 31, 2026, from $351.7 million at December 31, 2025. The increase in stockholders’ equity was due to net income of $10.0 million for the three months ended March 31, 2026, an increase of $178,000 in earned employee stock ownership plan shares coupled with a reduction of $130,000 in unearned employee stock ownership plan shares, the amortization expense of $547,000 relating to restricted stock and stock options granted under the Company’s 2022 Equity Incentive Plan, $37,000 in stock options exercised, and $8,000 in other comprehensive income. These increases were offset by stock repurchases and excise taxes of $3.6 million and dividends declared of $2.7 million.

Results of Operations for the Three Months Ended March 31, 2026 and 2025

Financial Highlights

Net income for the three months ended March 31, 2026 was $10.0 million compared to net income of $10.6 million for the three months ended March 31, 2025. The decrease in net income of $615,000, or 5.8%, between periods was primarily due to a decrease of $439,000 in non-interest income, an increase of $260,000 in non-interest expense, a decrease of $130,000 in net interest income, and an increase of $23,000 in income tax expense, partially offset by no credit loss expense for the three months ended March 31, 2026 compared to a credit loss expense of $237,000 for the three months ended March 31, 2025.

Net Interest Income

Net interest income was $24.1 million for the three months ended March 31, 2026, as compared to $24.3 million for the three months ended March 31, 2025. The decrease in net interest income of $130,000, or 0.5%, was primarily due to a decrease in interest income that exceeded a decrease in interest expense caused by a decrease in the yield on interest-earning assets that exceeded the decrease in the cost of funds for interest-bearing liabilities.

Total interest and dividend income decreased $2.2 million, or 5.9%, to $36.0 million for the three months ended March 31, 2026 from $38.2 million for the three months ended March 31, 2025. The decrease in interest and dividend income was due to a decrease in the yield on interest-earning assets of 61 basis points from 8.05% for the three months ended March 31, 2025 to 7.44% for the three months ended March 31, 2026, partially offset by an increase in the average balance of interest-earning assets of $35.2 million, or 1.9%, to $1.9 billion for the three months ended March 31, 2026 from $1.9 billion for the three months ended March 31, 2025.

Interest expense decreased $2.1 million, or 15.1%, to $11.8 million for the three months ended March 31, 2026 from $13.9 million for the three months ended March 31, 2025. The decrease in interest expense was due to a decrease in the cost of interest-bearing liabilities by 58 basis points from 4.05% for the three months ended March 31, 2025 to 3.47% for the three months ended March 31, 2026. The decrease in interest expense was also due to a decrease in the average balance of interest-bearing liabilities of $9.9 million, or 0.7%, to $1.4 billion for the three months ended March 31, 2026 from $1.4 billion for the three months ended March 31, 2025.

Our net interest margin decreased 12 basis points, or 2.4%, to 4.99% for the three months ended March 31, 2026 compared to 5.11% for the three months ended March 31, 2025. The decrease in the net interest margin was due to a 75 basis points decrease in the Federal Funds rate from September 2025 to December 2025 that resulted in a decrease in the yield on interest-earning assets, partially offset by a smaller decrease in the cost of funds on interest-bearing liabilities.

Credit Loss Expense

The Company recorded no credit loss expense for the three months ended March 31, 2026 compared to a credit loss expense of $237,000 for the three months ended March 31, 2025.

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

With respect to the allowance for credit losses for loans, we charged-off $27,000 during the quarter ended March 31, 2026, as compared to charge-offs of $117,000 during the quarter ended March 31, 2025. The charge-offs during both periods were against various unpaid overdrafts in our demand deposit accounts.

We recorded no recoveries during the quarter ended March 31, 2026 compared to recoveries of $352,000 during the quarter ended March 31, 2025. The recoveries of $352,000 during the quarter ended March 31, 2025 were comprised of recoveries of $350,000 regarding a previously charged-off non-residential mortgage loan and $2,000 from a previously charged-off unpaid overdraft on a demand deposit account.

Non-Interest Income

Non-interest income for the three months ended March 31, 2026 was $796,000 compared to non-interest income of $1.2 million for the three months ended March 31, 2025. The decrease of $439,000, or 35.5%, in total non-interest income was primarily due to decreases of $421,000 in unrealized gain/(loss) on equity securities and $71,000 in other loan fees and service charges, partially offset by increases of $41,000 in miscellaneous other non-interest income and $12,000 in BOLI income.

The decrease in unrealized gain/(loss) on equity securities was due to an unrealized loss of $121,000 on equity securities during the quarter ended March 31, 2026 compared to an unrealized gain of $300,000 on equity securities during the quarter ended March 31, 2025. The unrealized loss of $121,000 and unrealized gain of $300,000 on equity securities during the quarters ended March 31, 2026 and 2025, respectively, were due to market interest rate volatility during both periods.

The decrease of $71,000 in other loan fees and service charges was due to a decrease of $143,000 in miscellaneous loan fees, partially offset by an increase of $72,000 in ATM/debit card/ACH fees. The increase of $41,000 in miscellaneous other non-interest income was due to general accrual adjustments during the quarter. The increase of $12,000 in BOLI income was due to an increase in the yield on BOLI assets.

Non-Interest Expense

Non-interest expense increased $260,000, or 2.4%, to $10.9 million for the three months ended March 31, 2026 from $10.6 million for the three months ended March 31, 2025. The increase resulted primarily from increases of $239,000 in salaries and employee benefits, $127,000 in occupancy expense, $61,000 in outside data processing expense, and $6,000 in equipment expense, partially offset by decreases of $84,000 in other operating expense, $59,000 in advertising expense, and $30,000 in real estate owned expense.

Salaries and employee benefits increased $239,000, or 4.0%, to $6.2 million for the three months ended March 31, 2026 from $5.9 million for the three months ended March 31, 2025 primarily due to the hiring of additional personnel to support the growth of the Company and an increase in employee compensation and benefits expense in order to retain key personnel, partially offset by an increase in loan origination offset expenses.

Occupancy expense increased $128,000, or 17.1%, to $874,000 for the three months ended March 31, 2026 from $747,000 for the three months ended March 31, 2025 primarily due to repairs and maintenance at various offices, increased utilities cost, and increased snow removal cost.

Outside data processing expense increased $61,000, or 8.2%, to $796,000 for the three months ended March 31, 2026 from $735,000 for the three months ended March 31, 2025 due to additional data processing services. Equipment expense increased $6,000, or 2.6%, to $223,000 for the three months ended March 31, 2026 from $217,000 for the three months ended March 31, 2025 due to upgrades of equipment.

Other non-interest operating expense decreased $84,000, or 2.9%, to $2.8 million for the three months ended March 31, 2026 from $2.9 million for the three months ended March 31, 2025 due mainly to decreases of $105,000 in miscellaneous other non-interest expense, $24,000 in recruitment expense, $21,000 in office supplies, $16,000 in telephone expense, $12,000 in consulting fees, and $8,000 in audit and accounting expense. These decreases were partially offset by increases of $31,000 in service contracts expense, $27,000 in legal fees, $21,000 in directors, officers and employees expense, $19,000 in directors compensation, and $6,000 in insurance expense.

The decrease of $105,000 in miscellaneous other non-interest expense was mainly due to decreases of $112,000 in regulatory fees, $19,000 in miscellaneous expenses, $12,000 in dues and subscriptions, $3,000 in public company expenses, and $3,000 in postage expenses, partially offset by increases of $23,000 in miscellaneous charge-offs, $12,000 in loan related expenses, and $10,000 in check and correspondence bank charges. Regulatory fees decreased $112,000, or 13.2%, to $738,000 for the three months ended March 31, 2026 from $850,000 for the three months ended March 31, 2025 due to a reduction in the Bank’s risk profile between periods.

Advertising expense decreased $59,000, or 57.7%, to $43,000 for the three months ended March 31, 2026 from $102,000 for the three months ended March 31, 2025 due to a decrease in various marketing campaigns.

Real estate owned expense decreased $30,000 to none for the three months ended March 31, 2026 from $30,000 for the three months ended March 31, 2025 due to the sale in December 2025 of the sole real estate owned located in Pittsburgh, Pennsylvania.

Income Taxes

We recorded income tax expense of $4.1 million for both three months ended March 31, 2026 and 2025, respectively. For the three months ended March 31, 2026, we had approximately $248,000 in tax exempt income, compared to approximately $204,000 in tax exempt income for the three months ended March 31, 2025. Our effective income tax rate was 29.2% for the three months ended March 31, 2026 compared to 27.8% for the three months ended March 31, 2025.

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

	Three Months Ended March 31,
	2026			2025
	Average	Interest and	Yield/	Average	Interest and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost

Loans receivable	$1,828,106	$35,042	7.67%	$1,767,849	$36,882	8.35%
Securities	45,092	319	2.83	36,751	235	2.56
Federal Home Loan Bank stock	410	6	5.85	397	9	9.07
Interest-bearing deposits	60,090	602	4.01	93,476	1,081	4.63
Total interest-earning assets	1,933,698	35,969	7.44	1,898,473	38,207	8.05
Allowance for credit losses	(4,731)			(4,827)
Non-interest-earning assets	91,211			96,493
Total assets	$2,020,178			$1,990,139

Interest bearing demand	$322,529	$2,453	3.04%	$274,630	$2,445	3.56%
Savings and club accounts	135,826	670	1.97	138,903	730	2.10
Certificates of deposit	858,274	8,279	3.86	962,084	10,758	4.47
Interest-bearing deposits	1,316,629	11,402	3.46	1,375,617	13,933	4.05
Borrowed money	49,064	433	3.53	-	10	—
Interest-bearing liabilities	1,365,693	11,835	3.47	1,375,617	13,943	4.05
Non-interest-bearing demand	274,984			270,874
Other non-interest-bearing liabilities	21,990			18,086
Total liabilities	1,662,667			1,664,577
Equity	357,511			325,562
Total liabilities and equity	$2,020,178			$1,990,139

Net interest income/interest spread		$24,134	3.97%		$24,264	4.00%
Net interest margin			4.99%			5.11%
Net interest-earning assets	$568,005			$522,856
Average interest-earning assets to interest-bearing liabilities	141.59%			138.01%

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

	Three Months Ended 3/31/2026
	Compared to
	Three Months Ended 3/31/2025
	Increase (Decrease)
	Due to
	Volume	Rate	Total

	(Dollars in thousands)
Interest income:
Loans receivable	$6,540	$(8,380)	$(1,840)
Securities	57	27	84
Federal Home Loan Bank stock	2	(5)	(3)
Interest-bearing deposits	(349)	(130)	(479)
Total	$6,250	$(8,488)	$(2,238)
Interest expense:
Interest bearing demand deposit	$1,557	$(1,549)	$8
Savings accounts	(16)	(44)	(60)
Certificates of deposits	(1,091)	(1,388)	(2,479)
Borrowed money	423	—	423
Total	873	(2,981)	(2,108)
Net change in net interest income	$5,377	$(5,507)	$(130)

Asset Quality

We had no non-performing assets at March 31, 2026 and at December 31, 2025. During the three months ended March 31, 2026 and 2025, we did not collect any interest income from loans that were in non-accrual status.

From time to time, as part of our loss mitigation strategy, we may modify loans to borrowers in financial distress by providing principal forgiveness, term extension, an other-than-insignificant payment delay, or interest rate reduction. When principal forgiveness is provided, the amount of forgiveness is charged-off against the allowance for credit losses. There were no new loan modifications to borrowers experiencing financial difficulties during the three months ended March 31, 2026 or 2025.

At March 31, 2026 and December 31, 2025, we had no loans modified to borrowers experiencing financial difficulty.

The following table sets forth an analysis of the activity in the allowance for credit losses related to loans for the periods indicated:

	March 31,	December 31,
	2026	2025

	(Dollars In Thousands)
Allowance at beginning of period	$4,731	$4,830
Provision for credit losses	(112)	(272)
Net Charge-offs (recovery):
Residential real estate loans:
One- to four-family	—	—
Multifamily	—	—
Mixed-use	—	—
Total residential real estate loans	—	—
Non-residential real estate loans	—	(350)
Construction loans	—	(334)
Commercial and industrial loans	—	—
Consumer loans	27	511
Total net charge-offs (recovery)	27	(173)
Allowance at end of period	$4,592	$4,731
Total loans outstanding	$1,828,208	$1,860,334
Average loans outstanding	1,828,106	1,805,645
Ratio of allowance to non-performing loans	—%	—%
Ratio of allowance to total loans	0.25%	0.25%
Ratio of net charge-offs (recovery) to average loans	0.00%	(0.01)%
Non-performing loans	$—	$—

The Company’s allowance for credit losses related to loans totaled $4.6 million, or 0.25% of total loans as of March 31, 2026 compared to $4.7 million, or 0.25% of total loans as of December 31, 2025. In addition, the Company’s allowance for credit losses related to off-balance sheet commitments totaled $991,000 as of March 31, 2026 compared to $879,000 at December 31, 2025. The allowance for credit losses related to held-to-maturity debt securities totaled $126,000 at both March 31, 2026 and December 31, 2025.

The allowance for credit losses related to loans decreased $139,000 to $4.6 million at March 31, 2026 from $4.7 million at December 31, 2025 due primarily to charge-offs totaling $27,000, and a provision for credit losses reduction of $112,000 due to a reduction in the loan portfolio.

The allowance for credit losses related to off-balance sheet commitments increased $112,000 to $991,000 at March 31, 2026 from $879,000 at December 31, 2025 due to a provision for credit losses of $112,000 due to an increase in outstanding commitments between periods.

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

Our Cash Liquidity ratio, On Balance Sheet Liquidity ratio, and On Balance Sheet Liquidity & Borrowing Capacity ratio averaged 4.3%, 7.1%, and 59.6%, respectively, for the three months ended March 31, 2026 compared to 5.0%, 7.4%, and 59.9%, respectively, for the year ended December 31, 2025. We adjust our liquidity levels to fund deposit outflows, pay real estate taxes on real estate loans, repay our borrowings, and fund loan commitments. We also adjust liquidity as appropriate to meet asset and liability management objectives.

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

As of March 31, 2026, the Company’s ratios of Cash and Borrowing Capacity/Total Non-Contractual Deposits and Cash, Borrowing Capacity and Sourced Deposits Capacity/Total Non-Contractual Deposits were 73.4% and 121.2%, respectively.  These figures demonstrate that the Company has sufficient liquidity resources to meet sudden and unexpected deposit outflow.

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

Our primary investing activities are the origination of construction loans, commercial and industrial loans, multifamily loans, and to a lesser extent, mixed-use real estate loans and other loans. For the three months ended March 31, 2026 and 2025, our loan originations totaled $266.1 million and $170.1 million, respectively. Cash received from the maturities and pay-downs on securities totaled $155,000 and $128,000 for the three months ended March 31, 2026 and 2025, respectively. We purchased $1.0 million in equity securities during the three months ended March 31, 2026 compared to purchases of $1.0 million in equity securities during the three months ended March 31, 2025.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Reserve Bank of New York (“FRBNY”) whereby the Bank pledged eligible loans under the Borrower-in-Custody program of the FRBNY allowing the Bank to borrow from the Discount Window at the FRBNY. We had an available borrowing limit of $866.7 million and $768.8 million from the FRBNY at March 31, 2026 and December 31, 2025, respectively. We had $20.0 million in FRBNY borrowings at March 31, 2026 compared to $70.0 million in FRBNY borrowings at December 31, 2025.

As a member of the Federal Home Loan Bank of New York (“FHLB-NY”), we are required to own capital stock in the FHLB-NY and are authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to credit-worthiness have been met. In February 2026, we withdrew our pledged eligible loans from the FHLB-NY’s advance program and are in the process of pledging these eligible loans with the FRB-NY to increase our borrowing capacity with the FRB-NY. Due to the withdrawal of pledged eligible loans from the FHLB-NY, we no longer have borrowing capacity at the FHLB-NY at March 31, 2026 compared to borrowing capacity at the FHLB-NY of $35.8 million at December 31, 2025. We had no FHLB-NY advances at March 31, 2026 and December 31, 2025.

In addition, we are party to a loan agreement with ACBB under which we can borrow up to $8.0 million in short-term borrowings. There were no outstanding borrowings with ACBB at March 31, 2026 and December 31, 2025.

At March 31, 2026, we had unfunded commitments on construction and multi-family mortgage loans of $429.5 million, outstanding commitments to originate loans of $297.1 million, unfunded commitments under commercial and industrial loans lines of credit of $78.9 million, and unfunded standby letters of credit of $14.2 million. At March 31, 2026, certificates of deposit scheduled to mature in less than one year totaled $796.2 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In the event a significant portion of our deposits are not retained by us, we will have to utilize other funding sources, such as various types of sourced deposits, or Federal Reserve Bank borrowings, in order to maintain our level of assets. Alternatively, we could reduce our level of liquid assets, such as our cash and cash equivalents. In addition, the cost of such deposits may be significantly higher or lower depending on market interest rates at the time of renewal.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its stockholders and for the repurchase, if any, of its shares of common stock. At March 31, 2026, the Company had liquid assets of $8.8 million and $3.1 million in loan participations originated by the Bank which are held by the Company.

Off-Balance Sheet Arrangements

For the three months ended March 31, 2026, we did not engage in any off-balance sheet transactions reasonably likely to have a material adverse effect on our financial condition, results of operations or cash-flows.

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

Our objective is to manage our interest rate risk by determining whether a given movement in interest rates affects our net interest income and the market value of our portfolio equity in a positive or negative way and to execute strategies to maintain interest rate risk within established limits. The results at March 31, 2026 indicate the level of risk within the parameters of our model. Our management believes that the March 31, 2026 results indicate a profile that reflects interest rate risk exposures in both rising and declining rate environments for both net interest income and economic value.

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

If the results produce quantifiable interest rate risk exposure beyond our limits, then the testing will have served as a monitoring mechanism to allow us to initiate asset/liability strategies designed to reduce and therefore mitigate interest rate risk. The table below sets forth an approximation of our interest rate risk exposure. The simulation uses projected repricing of assets and liabilities at March 31, 2026. The income simulation analysis presented represents a one-year impact of the interest scenario assuming a static balance sheet. Various assumptions are made regarding the prepayment speed and optionality of loans, investment securities and deposits, which are based on analysis and market information. The assumptions regarding optionality, such as prepayments of loans and the effective lives and repricing of non-maturity deposit products, are documented periodically through evaluation of current market conditions and historical correlations to our specific asset and liability products under varying interest rate scenarios.

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

The table below sets forth, as of March 31, 2026, NorthEast Community Bank’s net portfolio value, the estimated changes in our net portfolio value and net interest income that would result from the designated instantaneous parallel changes in market interest rates.

	Twelve Month
	Net Interest Income	Net Portfolio Value
	Percent		Percent
Change in Interest Rates (Basis Points)	of Change	Estimated NPV	of Change
+200	14.86%	$368,651	(2.91)%
+100	7.47	375,163	(1.20)
0	—	379,713	—
-100	(8.41)	379,374	(0.09)
-200	(16.86)%	373,982	(1.51)%

As of March 31, 2026, based on the scenarios above, net interest income would increase by approximately 7.47% to 14.86%, over a one-year time horizon in a rising interest rate environment. One-year net interest income would decrease by approximately 8.41% to 16.86% in a declining interest rate environment over the same period.

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

Overall, our March 31, 2026 results indicate that we are adequately positioned with an acceptable net interest income and economic value at risk and that all interest rate risk results continue to be within our policy guidelines.

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

Item 1A. Risk Factors

For information regarding the Company’s risk factors, refer to “Item 1A: Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission on March 13, 2026. As of March 31, 2026, the risk factors of the Company have not changed materially from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On December 8, 2025, the Company announced that its Board of Directors had authorized a third stock repurchase program to acquire up to an additional 1,400,435, or 10%, of the Company’s currently issued and outstanding common stock commencing on December 10, 2025. The stock repurchase program is the Company’s third repurchase program since completing its second-step conversion and related stock offering in July 2021.

The following table provides information on repurchases by the Company of its common stock under the Company’s stock repurchase program during the three months ended March 31, 2026:

			Total Number of Shares	Maximum Number of
			Purchased as Part of	Shares that May Yet Be
	Total Number of	Average Price Paid	Publicly Announced	Purchased Under the
Period	Shares Purchased	Per Share	Plans or Programs	Plans or Programs
January 1 - 31, 2026	121,968	$22.77	121,968	1,237,543
February 1 - 28, 2026	200	23.00	200	1,237,343
March 1 - 31, 2026	33,346	22.92	33,346	1,203,997
Total	155,514		155,514

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended March 31, 2026, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

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

The following materials from the Company’s Quarterly Report to Stockholders on Form 10-Q for the quarter ended March 31, 2026, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholder’s Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

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

Date: May 8, 2026

NORTHEAST COMMUNITY BANCORP, INC.

By:	/s/ Kenneth A. Martinek
Name:	Kenneth A. Martinek
Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Donald S. Hom
Name:	Donald S. Hom
Title:	Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)