Form 10-Q
period 2026-06-30
NorthEast Community Bancorp, Inc./MD/
filed 2026-08-07
CIK 1847398

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of August 5, 2026, there were 13,766,059 shares of the registrant’s common stock outstanding.

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

NORTHEAST COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	June 30,	December 31,
	2026	2025

	(In thousands, except share
	and per share amounts)
ASSETS
Cash and amounts due from depository institutions	$9,473	$10,456
Interest-bearing deposits	63,941	70,719
Total cash and cash equivalents	73,414	81,175
Certificates of deposit	100	100
Equity securities	27,327	26,570
Securities held-to-maturity (net of allowance for credit losses of $135 and $126, respectively)	17,751	18,315
Loans receivable	1,919,908	1,860,066
Deferred loan (fees) costs, net	(149)	268
Allowance for credit losses	(4,752)	(4,731)
Net loans	1,915,007	1,855,603
Premises and equipment, net	25,021	25,377
Investments in restricted stock, at cost	543	410
Bank owned life insurance	26,797	26,433
Accrued interest receivable	12,189	12,228
Property held for investment	1,315	1,334
Right of Use Assets – Operating	4,296	4,656
Right of Use Assets – Financing	342	343
Other assets	11,081	10,964
Total assets	$2,115,183	$2,063,508
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing	$325,415	$271,924
Interest bearing	1,211,128	1,344,977
Total deposits	1,536,543	1,616,901
Advance payments by borrowers for taxes and insurance	2,562	2,352
Borrowings	190,000	70,000
Lease Liability – Operating	4,467	4,796
Lease Liability – Financing	454	434
Accounts payable and accrued expenses	18,589	17,325
Total liabilities	1,752,615	1,711,808

See notes to interim unaudited consolidated financial statements.

NORTHEAST COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (continued)

(Unaudited)

	June 30,	December 31,
	2026	2025

	(In thousands, except share
	and per share amounts)
Stockholders’ equity:
Preferred stock, $0.01 par value; 25,000,000 shares authorized; none issued or outstanding	$—	$—
Common stock, $0.01 par value; 75,000,000 shares authorized; 13,771,951 shares and 13,963,432 shares outstanding, respectively	138	140
Additional paid-in capital	108,383	111,575
Unearned Employee Stock Ownership Plan (“ESOP”) shares	(4,957)	(5,218)
Retained earnings	258,746	244,970
Accumulated other comprehensive income	258	233
Total stockholders’ equity	362,568	351,700
Total liabilities and stockholders’ equity	$2,115,183	$2,063,508

See notes to interim unaudited consolidated financial statements.

NORTHEAST COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(In thousands, except		(In thousands, except
	per share amounts)		per share amounts)
INTEREST INCOME:
Loans	$35,174	$36,740	$70,216	$73,622
Interest-earning deposits	554	1,027	1,156	2,108
Securities	332	272	657	516
Total Interest Income	36,060	38,039	72,029	76,246
INTEREST EXPENSE:
Deposits	10,610	12,053	22,012	25,986
Borrowings	790	902	1,213	902
Financing lease	10	10	20	20
Total Interest Expense	11,410	12,965	23,245	26,908
Net Interest Income	24,650	25,074	48,784	49,338
Provision for credit loss	860	—	860	237
Net Interest Income after Provision for Credit Loss	23,790	25,074	47,924	49,101
NON-INTEREST INCOME:
Other loan fees and service charges	549	611	1,218	1,351
Earnings on bank owned life insurance	185	170	364	336
Unrealized (loss) gain on equity securities	(122)	51	(243)	351
Other	30	26	99	55
Total Non-Interest Income	642	858	1,438	2,093
NON-INTEREST EXPENSES:
Salaries and employee benefits	5,817	5,650	11,989	11,583
Occupancy expense	787	743	1,661	1,489
Equipment	221	253	444	470
Outside data processing	725	758	1,521	1,494
Advertising	43	123	86	225
Real estate owned expense	—	247	—	277
Other	3,026	2,734	5,797	5,589
Total Non-Interest Expenses	10,619	10,508	21,498	21,127
INCOME BEFORE PROVISION FOR INCOME TAXES	13,813	15,424	27,864	30,067
PROVISION FOR INCOME TAXES	4,018	4,254	8,117	8,330
NET INCOME	$9,795	$11,170	$19,747	$21,737

EARNINGS PER COMMON SHARE – BASIC	$0.75	$0.85	$1.50	$1.65
EARNINGS PER COMMON SHARE – DILUTED	0.72	0.82	1.46	1.60
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC	13,135	13,216	13,155	13,204
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – DILUTED	13,538	13,568	13,533	13,563

See notes to interim unaudited consolidated financial statements.

NORTHEAST COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(In thousands)		(In thousands)
Net Income	$9,795	$11,170	$19,747	$21,737
Other comprehensive income (loss):
Defined benefit pension:
Reclassification adjustments out of accumulated other comprehensive income (loss):
Amortization of actuarial gain	(6)	(5)	(15)	(15)
Actuarial gain arising during period	29	19	50	9
Total	23	14	35	(6)
Income tax (effect) benefit¹	(6)	(5)	(10)	2
Total other comprehensive income (loss)	17	9	25	(4)
Total Comprehensive Income	$9,812	$11,179	$19,772	$21,733

¹Amounts are included in provision for income taxes in the consolidated statements of income.

See notes to interim unaudited consolidated financial statements.

NORTHEAST COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Three and Six Months Ended June 30, 2026 and 2025

(Unaudited)

						Accumulated
			Additional			Other
	Number of	Common	Paid- in	Unearned	Retained	Comprehensive
	Shares, net	Stock	Capital	ESOP Shares	Earnings	Income	Total

	(In thousands, except share and per share amounts)

Balance – December 31, 2025	13,963,432	$140	$111,575	$(5,218)	$244,970	$233	$351,700
Net income	—	—	—	—	9,952	—	9,952
Other comprehensive income	—	—	—	—	—	8	8
Cash dividend declared ($0.20 per share)	—	—	—	—	(2,658)	—	(2,658)
Stock repurchases	(163,265)	(2)	(3,607)	—	—	—	(3,609)
Compensation expense related to restricted stock awards	—	—	308	—	—	—	308
Compensation expense related to stock options	—	—	239	—	—	—	239
Stock option exercise	15,240	—	37	—	—	—	37
ESOP shares earned	—	—	178	130	—	—	308
Balance - March 31, 2026	13,815,407	$138	$108,730	$(5,088)	$252,264	$241	$356,285
Net income	—	—	—	—	9,795	—	9,795
Other comprehensive income	—	—	—	—	—	17	17
Cash dividend declared ($0.25 per share)	—	—	—	—	(3,313)	—	(3,313)
Stock repurchases	(43,456)	—	(1,060)	—	—	—	(1,060)
Compensation expense related to restricted stock awards	—	—	308	—	—	—	308
Compensation expense related to stock options	—	—	213	—	—	—	213
ESOP shares earned	—	—	192	131	—	—	323
Balance – June 30, 2026	13,771,951	$138	$108,383	$(4,957)	$258,746	$258	$362,568

						Accumulated
			Additional			Other
	Number of	Common	Paid- in	Unearned	Retained	Comprehensive
	Shares, net	Stock	Capital	ESOP Shares	Earnings	Income	Total

	(In thousands, except share and per share amounts)

Balance – December 31, 2024	14,016,254	$140	$110,091	$(6,088)	$213,974	$224	$318,341
Net income	—	—	—	—	10,567	—	10,567
Other comprehensive loss	—	—	—	—	—	(13)	(13)
Cash dividend declared ($0.20 per share)	—	—	—	—	(2,683)	—	(2,683)
Stock repurchases	—	—	—	—	—	—	—
Compensation expense related to restricted stock awards	—	—	293	—	—	—	293
Compensation expense related to stock options	—	—	185	—	—	—	185
Stock option exercise	7,122	—	—	—	—	—	—
ESOP shares earned	—	—	302	218	—	—	520
Balance - March 31, 2025	14,023,376	$140	$110,871	$(5,870)	$221,858	$211	$327,210
Net income	—	—	—	—	11,170	—	11,170
Other comprehensive income	—	—	—	—	—	9	9
Cash dividend declared ($0.20 per share)	—	—	—	—	(2,683)	—	(2,683)
Compensation expense related to restricted stock awards	—	—	293	—	—	—	293
Compensation expense related to stock options	—	—	186	—	—	—	186
ESOP shares earned	—	—	274	217	—	—	491
Balance - June 30, 2025	14,023,376	$140	$111,624	$(5,653)	$230,345	$220	$336,676

See notes to interim unaudited consolidated financial statements.

NORTHEAST COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2026	2025

	(In thousands)
Cash Flows from Operating Activities:
Net income	$19,747	$21,737
Adjustments to reconcile net income to net cash provided by operating activities:
Net (accretion) amortization of securities premiums and discounts	(5)	3
Provision for credit losses	860	237
Depreciation	587	597
Net accretion of deferred loan fees and costs	(116)	(244)
Deferred income tax benefit	(541)	(242)
Unrealized loss (gain) recognized on equity securities	243	(351)
Earnings on bank owned life insurance	(364)	(336)
ESOP compensation expense	631	1,011
Compensation expense related to stock options	452	371
Compensation expense related to restricted stock	616	586
Decrease in accrued interest receivable	39	1,362
Decrease in other assets	805	1,094
Increase in accounts payable and accrued expenses	280	741
Net Cash Provided by Operating Activities	23,234	26,566
Cash Flows from Investing Activities:
Net (increase) decrease in loans	(60,279)	18,915
Net proceeds from loan participation	423	557
Principal repayments on securities held-to-maturity	1,031	485
Purchase of securities held-to-maturity	(470)	(270)
Purchase of marketable equity securities	(1,000)	(3,000)
Purchase of restricted stock	(133)	(688)
Purchases of premises and equipment	(231)	(1,133)
Net Cash (Used in) Provided by Investing Activities	(60,659)	14,866
Cash Flows from Financing Activities:
Net decrease in deposits	(80,358)	(191,214)
Net proceeds from borrowings	120,000	135,000
Stock repurchases	(4,669)	—
Stock option exercised	37	—
Increase in advance payments by borrowers for taxes and insurance	210	803
Cash dividends paid	(5,556)	(4,907)
Net Cash Provided by (Used in) Financing Activities	29,664	(60,318)
Net Decrease in Cash and Cash Equivalents	(7,761)	(18,886)
Cash and Cash Equivalents – Beginning	81,175	78,259
Cash and Cash Equivalents – Ending	$73,414	$59,373

See notes to interim unaudited consolidated financial statements.

NORTHEAST COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

	Six Months Ended June 30,
	2026	2025

	(In thousands)
Supplementary Cash Flows Information:
Income taxes paid:
Federal	$5,000	$4,500
State and local¹	2,901	2,617
Total income taxes paid	$7,901	$7,117
Interest paid	$22,892	$25,666
Supplementary Disclosure of Non-Cash Investing and Financing Activities:
Recognition of right of use asset – operating	$—	$912
Recognition of lease liability – operating	$—	$912
Sale of real estate owned	$—	$4,353
Dividends declared and not paid	$3,417	$2,805

(1)	For the years presented New York State, New York City, and Massachusetts make up 100% of the tax effect in this category.

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

The Company’s lending exposures include outstanding loan balances, loans-in-process, and unfunded commitments. As of June 30, 2026 and December 31, 2025, the Company had lending exposures of $1.1 billion and $827.8 million in the Bronx, $552.3 million and $533.3 million in Orange County, $376.8 million and $364.2 million in Rockland County, and $129.7 million and $150.3 million in Sullivan County, respectively. The increase in total lending exposure reflects continued growth in construction lending activity. Compared to December 31, 2025, the Company’s lending exposure as of June 30, 2026 increased by $244.3 million or 29.5% in the Bronx, by $18.9 million or 3.5% in Orange County, and by $12.6 million or 3.5% in Rockland County.

At June 30, 2026, the Company had a total of $96.6 million, or 6.9%, of construction loans located in Rockland, Orange, and Sullivan Counties related to office space or other commercial-use properties within these high demand, high absorption areas.

Note 2 — Regulatory Capital

The Company and the Bank are subject to regulatory capital requirements promulgated by the federal banking agencies. The Federal Reserve establishes capital requirements, including well capitalized standards, for the consolidated bank holding company, and the FDIC has similar requirements for the Company’s subsidiary bank. However, the Federal Reserve has provided a “small bank holding company” exception to its consolidated capital requirements for holding companies, and legislation and the related issuance of regulations by the Federal Reserve Board have established the current threshold for the exception at $3.0 billion in total consolidated assets. As a result, the Company will not be subject to the consolidated holding company capital requirement until such time as its consolidated assets exceed $3.0 billion. The Bank met all capital adequacy requirements to which it was subject as of June 30, 2026 and December 31, 2025.

The following table presents information about the Bank’s capital levels at the dates presented:

			Regulatory Capital Requirements
			Minimum Capital					For Classification as
	Actual		Adequacy(1)					Well-Capitalized
	Amount	Ratio	Amount			Ratio		Amount			Ratio

	(Dollars in Thousands)
As of June 30, 2026:
Total capital (to risk-weighted assets)	$352,068	15.31%	$	≥	183,967	≥	8.00%	$	≥	229,959	≥	10.00%
Tier 1 capital (to risk-weighted assets)	346,047	15.05		≥	137,975	≥	6.00		≥	183,967	≥	8.00
Common equity tier 1 capital (to risk-weighted assets)	346,047	15.05		≥	103,482	≥	4.50		≥	149,473	≥	6.50
Core (Tier 1) capital (to adjusted total assets)	346,047	17.32		≥	79,933	≥	4.00		≥	99,916	≥	5.00
As of December 31, 2025:
Total capital (to risk-weighted assets)	$339,973	15.62%	$	≥	174,106	≥	8.00%	$	≥	217,632	≥	10.00%
Tier 1 capital (to risk-weighted assets)	334,266	15.36		≥	130,579	≥	6.00		≥	174,106	≥	8.00
Common equity tier 1 capital (to risk-weighted assets)	334,266	15.36		≥	97,934	≥	4.50		≥	141,461	≥	6.50
Core (Tier 1) capital (to adjusted total assets)	334,266	16.39		≥	81,556	≥	4.00		≥	101,945	≥	5.00
(1)	Ratios do not include the capital conservation buffer.

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

The following table sets forth the computations of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(In Thousands, except per share data)		(In Thousands, except per share data)
Net income (basic and diluted)	$9,795	$11,170	$19,747	$21,737

Weighted average shares issued	13,799	14,023	13,826	14,022
Less: Weighted average unearned ESOP shares	(500)	(573)	(507)	(584)
Less: Weighted average unvested restricted shares	(164)	(234)	(164)	(234)
Basic weighted average shares outstanding	13,135	13,216	13,155	13,204
Add: Dilutive effect of restricted stock	91	108	83	105
Add: Dilutive effect of stock options	312	244	295	254
Diluted weighted average shares outstanding	13,538	13,568	13,533	13,563
Anti-dilutive shares excluded from the calculation of dilutive effect of common share equivalents				—

Net income per share
Basic	$0.75	$0.85	$1.50	$1.65
Diluted	$0.72	$0.82	$1.46	$1.60

Note 4 — Equity Securities

The following table is the schedule of equity securities at June 30, 2026 and December 31, 2025. Our equity securities portfolio consists of our investment in a market-rate bond mutual fund that invests in high quality fixed income bonds, mainly government agency securities whose proceeds are designed to positively impact community development throughout the United States. The mutual fund focuses exclusively on providing affordable housing for low- and moderate-income borrowers and renters within our delineated lending areas, including those in majority minority census tracts. The high-quality fixed income bonds consist of 90% agency mortgage-backed securities and 10% state and municipal bonds. All agency mortgage-backed securities are issued by U.S. government entities and agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses.

	June 30,	December 31,
	2026	2025

	(In Thousands)
Equity Securities, at Fair Value	$27,327	$26,570

The following is a summary of unrealized gain or loss recognized in net income on equity securities during the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(In Thousands)		(In Thousands)

Net unrealized (loss) gain recognized on equity securities during the period	$(122)	$51	$(243)	$351
Less: Net losses realized on the sale of equity securities during the period	—	—	—	—
Unrealized net (loss) gain recognized on equity securities held at the reporting date	$(122)	$51	$(243)	$351

Note 5 — Securities Held-to-Maturity

The following table summarizes the Company’s portfolio of securities held-to-maturity at June 30, 2026 and December 31, 2025.

	June 30, 2026
		Gross	Gross		Allowance
	Amortized	Unrealized	Unrealized	Fair	for
	Cost	Gains	Losses	Value	Credit Loss

	(In Thousands)
Mortgage-backed securities – residential:
Government National Mortgage Association	$302	$2	$—	$304	$—
Federal Home Loan Mortgage Corporation	640	—	69	571	—
Federal National Mortgage Association	1,257	—	104	1,153	—
Collateralized mortgage obligations – GSE	2,596	—	566	2,030	—
Total mortgage-backed securities	4,795	2	739	4,058	—
Municipal Bonds	13,091	—	1,980	11,111	135
	$17,886	$2	$2,719	$15,169	$135

	December 31, 2025
		Gross	Gross		Allowance
	Amortized	Unrealized	Unrealized	Fair	for
	Cost	Gains	Losses	Value	Credit Loss

	(In Thousands)
Mortgage-backed securities – residential:
Government National Mortgage Association	$327	$4	$—	$331	$—
Federal Home Loan Mortgage Corporation	684	—	65	619	—
Federal National Mortgage Association	1,390	—	100	1,290	—
Collateralized mortgage obligations – GSE	2,673	—	551	2,122	—
Total mortgage-backed securities	5,074	4	716	4,362	—
Municipal Bonds	13,367	—	2,202	11,165	126
	$18,441	$4	$2,918	$15,527	$126

Contractual final maturities of mortgage-backed securities and municipal bonds were as follows at June 30, 2026:

	June 30, 2026
	Amortized	Fair
	Cost	Value

	(In Thousands)
Due within one year	$1,417	$1,333
Due after one but within five years	3,462	3,116
Due after five but within ten years	4,169	3,618
Due after ten years	8,838	7,102
	$17,886	$15,169

The maturities shown above are based upon contractual final maturity. Actual maturities will differ from contractual maturities due to scheduled monthly repayments and due to the underlying borrowers having the right to prepay their obligations.

The activity in the allowance for credit losses for debt securities held-to-maturity for the three and six months ended June 30, 2026 and 2025 was as follows:

Municipal Bonds
Balance – December 31, 2025	$126
Provision for credit loss	-
Balance – March 31, 2026	$126
Provision for credit loss	9
Balance – June 30, 2026	$135

Municipal Bonds
Balance – December 31, 2024	$126
Provision for credit loss	-
Balance – March 31, 2025	$126
Provision for credit loss	-
Balance – June 30, 2025	$126

At June 30, 2026, eight mortgage-backed securities had unrealized losses due to interest rate volatility. Management concluded that the unrealized losses reflected above were temporary in nature since the unrealized losses were related primarily to market interest rate volatility, and were not related to the underlying credit quality of the issuers of the securities. Additionally, the Company has the ability and intent to hold the securities for the time necessary to recover the amortized cost. At December 31, 2025, there were eleven mortgage-backed securities that had unrealized losses due to interest rate volatility.

Credit Quality Indicators

The held to maturity securities portfolio consists of agency mortgage-backed securities and municipal bonds. All agency mortgage-backed securities are issued by U.S. government entities and agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. The nine municipal bonds in the portfolio carry no lower than A ratings from the rating agencies at June 30, 2026 and have no realized losses since they were issued. At December 31, 2025, the ten municipal bonds in the portfolio carry no lower than A ratings from the rating agencies and have no realized losses since they were issued. The Company regularly monitors the municipal bonds sector of the market and reviews collectability including such factors as the financial condition of the issuers as well as credit ratings in effect as of the reporting period.

Note 6 — Loans Receivable and the Allowance for Credit Losses

The composition of loans was as follows at June 30, 2026 and December 31, 2025:

	June 30,	December 31,
	2026	2025

	(In Thousands)
Residential real estate:
One-to-four family	$3,046	$3,114
Multi-family	301,628	306,508
Mixed-use	24,997	25,197
Total residential real estate	329,671	334,819
Non-residential real estate	36,247	38,463
Construction	1,403,562	1,336,329
Commercial and industrial	150,394	150,397
Consumer	34	58
Total Loans	1,919,908	1,860,066
Deferred loan (fees) costs, net	(149)	268
Allowance for credit losses	(4,752)	(4,731)
	$1,915,007	$1,855,603

Loans serviced for the benefit of others, which are not included in the amounts shown above, totaled approximately $21.2 million and $53.3 million at June 30, 2026 and December 31, 2025, respectively. The value of mortgage servicing rights was not material at June 30, 2026 and December 31, 2025.

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

The activity in the allowance for credit loss by loan segment for the three and six months ended June 30, 2026 and 2025 was as follows:

		Non-		Commercial
	Residential	residential		and
	Real Estate	Real Estate	Construction	Industrial	Consumer	Total

	(In Thousands)
Allowance for credit losses:
Balance -March 31, 2026	$1,520	$264	$2,015	$756	$37	$4,592
Charge-offs	—	—	—	(500)	(20)	(520)
Recoveries	—	—	—	—	—	—
Provision (reversal of)	27	(26)	173	489	17	680
Balance -June 30, 2026	$1,547	$238	$2,188	$745	$34	$4,752

		Non-		Commercial
	Residential	residential		and
	Real Estate	Real Estate	Construction	Industrial	Consumer	Total

	(In Thousands)
Allowance for credit losses:
Balance -March 31, 2025	$2,224	$271	$1,716	$606	$310	$5,127
Charge-offs	—	—	—	—	(485)	(485)
Recoveries	—	—	—	—	82	82
Provision (reversal of)	(245)	(42)	76	71	140	—
Balance -June 30, 2025	$1,979	$229	$1,792	$677	$47	$4,724

		Non-		Commercial
	Residential	residential		and
	Real Estate	Real Estate	Construction	Industrial	Consumer	Total

	(In Thousands)
Allowance for credit losses:
Balance - December 31, 2025	$1,646	$249	$2,035	$743	$58	$4,731
Charge-offs	—	—	—	(500)	(47)	(547)
Recoveries	—	—	—	—	—	—
Provision (reversal of)	(99)	(11)	153	502	23	568
Balance -June 30, 2026	$1,547	$238	$2,188	$745	$34	$4,752

		Non-		Commercial
	Residential	residential		and
	Real Estate	Real Estate	Construction	Industrial	Consumer	Total

	(In Thousands)
Allowance for credit losses:
Balance - December 31, 2024	$1,900	$308	$1,937	$520	$165	$4,830
Charge-offs	—	—	—	—	(602)	(602)
Recoveries	—	350	—	—	84	434
Provision (reversal of)	79	(429)	(145)	157	400	62
Balance - June 30, 2025	$1,979	$229	$1,792	$677	$47	$4,724

During the three months ended June 30, 2026, the provision expense recorded for residential real estate and construction loans was primarily attributed to increased loan balances. The reversal of the provision recorded for non-residential real estate loans was primarily attributed to increased loan balances. The provision expense recorded for commercial and industrial loans was primarily attributed to a $500,000 loan charge off. The provision expense recorded for consumer loans was primarily attributed to a net charge off $20,000 in checking account overdrafts during the three months ended June 30, 2026.

During the three months ended June 30, 2025, the reversal of the provision recorded for residential real estate loans and non-residential real estate loans was primarily attributed to improving economic and housing conditions in the Bank’s lending submarkets. The provision expense recorded for commercial and industrial loans was attributed to slightly increased credit risk. The provision expense recorded for construction loans was primarily attributed to increased loan balances, offset by improving economic and housing conditions in the Bank’s lending submarkets. The provision expense recorded for consumer loans was primarily attributed to a net charge off $403,000 in checking account overdrafts during the three months ended June 30, 2025.

During the six months ended June 30, 2026, the provision expense recorded for construction loans was primarily attributed to increased loan balances. The reversal of the provision recorded for residential real estate loans and non-residential real estate loans was primarily attributed to slightly decreased loan balances. The provision expense recorded for commercial and industrial loans was primarily attributed to a $500,000 loan charge off. The provision expense recorded for consumer loans was primarily attributed to a net charge off $47,000 in checking account overdrafts during the six months ended June 30, 2026.

During the six months ended June 30, 2025, the provision expense recorded for residential real estate loans was primarily attributed to increased loan balances, offset by improving economic and housing conditions in the Bank’s local markets. The provision expense recorded for commercial and industrial loans was attributed to increased loan balances and slightly increased credit risk. The reversal of the provision recorded for non-residential real estate loans was primarily attributed to a $350,000 recovery from a loan charged off in 2021, and slightly decreased loan balances. The reversal of the provision recorded for construction loans was primarily attributed to improving economic and housing conditions in the Bank’s local markets, offset by decreased loan balances. The provision expense recorded for consumer loans was primarily attributed to a net charge off $518,000 in checking account overdrafts during the six months ended June 30, 2025.

The Company had no individually evaluated loan and no non-accrual loans at June 30, 2026 and December 31, 2025, respectively.

The following tables provide information about delinquencies in our loan portfolio at the dates indicated.

Age Analysis of Past Due Loans as of June 30, 2026:

							Recorded
							Investment >
	30 – 59 Days	60 – 89 Days	Greater Than	Total Past		Total Loans	90 Days and
	Past Due	Past Due	90 Days	Due	Current	Receivable	Accruing

	(In Thousands)
Residential real estate:
One- to four-family	$—	$—	$—	$—	$3,046	$3,046	$—
Multi-family	—	—	—	—	301,628	301,628	—
Mixed-use	—	—	—	—	24,997	24,997	—
Non-residential real estate	—	—	—	—	36,247	36,247	—
Construction loans	—	—	—	—	1,403,562	1,403,562	—
Commercial and industrial loans	—	—	—	—	150,394	150,394	—
Consumer	—	—	—	—	34	34	—
	$—	$—	$—	$—	$1,919,908	$1,919,908	$—

Age Analysis of Past Due Loans as of December 31, 2025:

							Recorded
							Investment
	30 – 59 Days	60 – 89 Days	Greater Than	Total Past		Total Loans	> 90 Days and
	Past Due	Past Due	90 Days	Due	Current	Receivable	Accruing

	(In Thousands)
Residential real estate:
One- to four-family	$—	$—	$—	$—	$3,114	$3,114	$—
Multi-family	—	—	—	—	306,508	306,508	—
Mixed-use	—	—	—	—	25,197	25,197	—
Non-residential real estate	—	—	—	—	38,463	38,463	—
Construction loans	—	—	—	—	1,336,329	1,336,329	—
Commercial and industrial loans	—	—	—	—	150,397	150,397	—
Consumer	—	—	—	—	58	58	—
	$—	$—	$—	$—	$1,860,066	$1,860,066	$—

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

The following table presents the risk category of loans at June 30, 2026 by loan segment and vintage year:

							Line of Credit	Line of Credit
	Term Loans Amortized Costs Basis by Origination Year						Loans	Loans
							Amortized	Converted
June 30, 2026	2026	2025	2024	2023	2022	Prior	Cost Basis	to Term	Total
Residential real estate
Risk Rating
Pass	$-	$140,791	$11,931	$57,956	$63,928	$55,065	$-	$-	$329,671
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total	$-	$140,791	$11,931	$57,956	$63,928	$55,065	$-	$-	$329,671

Residential real estate
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Non-residential real estate
Risk Rating
Pass	$-	$10,918	$13,501	$1,511	$231	$10,086	$-	$-	$36,247
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total	$-	$10,918	$13,501	$1,511	$231	$10,086	$-	$-	$36,247

Non-residential real estate
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Construction
Risk Rating
Pass	$320,854	$513,778	$222,068	$181,705	$96,758	$54,526	$-	$-	$1,389,689
Special Mention	-	-	-	-	-	13,873	-	-	13,873
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total	$320,854	$513,778	$222,068	$181,705	$96,758	$68,399	$-	$-	$1,403,562

Construction
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Commercial and industrial
Risk Rating
Pass	$92	$6,354	$3,907	$1,236	$4,260	$1,365	$126,785	$2,824	$146,823
Special Mention	-	-	1,571	2,000	-	-	-	-	3,571
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total	$92	$6,354	$5,478	$3,236	$4,260	$1,365	$126,785	$2,824	$150,394

Commercial and industrial
Current period gross charge-offs	$-	$-	$-	$500	$-	$-	$-	$-	$500

Consumer
Risk Rating
Pass	$34	$-	$-	$-	$-	$-	$-	$-	$34
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total	$34	$-	$-	$-	$-	$-	$-	$-	$34

Consumer
Current period gross charge-offs	$47	$-	$-	$-	$-	$-	$-	$-	$47

Total
Risk Rating
Pass	$320,980	$671,841	$251,407	$242,408	$165,177	$121,042	$126,785	$2,824	$1,902,464
Special Mention	-	-	1,571	2,000	-	13,873	-	-	17,444
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total	$320,980	$671,841	$252,978	$244,408	$165,177	$134,915	$126,785	$2,824	$1,919,908
Total
Current period gross charge-offs	$47	$-	$-	$500	$-	$-	$-	$-	$547

The following table presents the risk category of loans at December 31, 2025 by loan segment and vintage year:

								Line of Credit	Line of Credit
	Term Loans Amortized Costs Basis by Origination Year							Loans	Loans
								Amortized	Converted
December 31, 2025	2025	2024	2023	2022	2021		Prior	Cost Basis	to Term	Total
Residential real estate
Risk Rating
Pass	$120,070	$11,768	$75,364	$64,588	$21,735		$41,068	$-	$-	$334,593
Special Mention	-	226	-	-	-		-	-	-	226
Substandard	-	-	-	-	-		-	-	-	-
Doubtful	-	-	-	-	-		-	-	-	-
Total	$120,070	$11,994	$75,364	$64,588	$21,735		$41,068	$-	$-	$334,819
Residential real estate
Current period gross charge-offs	$-	$-	$-	$-	$-		$-	$-	$-	$-

Non-residential real estate
Risk Rating
Pass	$11,013	$13,632	$1,531	$235	$1,606		$10,446	$-	$-	$38,463
Special Mention	-	-	-	-	-		-	-	-	-
Substandard	-	-	-	-	-		-	-	-	-
Doubtful	-	-	-	-	-		-	-	-	-
Total	$11,013	$13,632	$1,531	$235	$1,606		$10,446	$-	$-	$38,463
Non-residential real estate
Current period gross charge-offs	$-	$-	$-	$-	$-		$-	$-	$-	$-

Construction
Risk Rating
Pass	$445,820	$380,754	$233,309	$158,283	$75,970		$42,193	$-	$-	$1,336,329
Special Mention	-	-	-	-	-		-	-	-	-
Substandard	-	-	-	-	-		-	-	-	-
Doubtful	-	-	-	-	-		-	-	-	-
Total	$445,820	$380,754	$233,309	$158,283	$75,970		$42,193	$-	$-	$1,336,329
Construction
Current period gross charge-offs	$-	$-	$-	$-	$-		$-	$-	$-	$-

Commercial and industrial
Risk Rating
Pass	$6,431	$5,959	$3,590	$4,843	$18		$1,501	$127,705	$350	$150,397
Special Mention	-	-	-	-	-		-	-	-	-
Substandard	-	-	-	-	-		-	-	-	-
Doubtful	-	-	-	-	-		-	-	-	-
Total	$6,431	$5,959	$3,590	$4,843	$18		$1,501	$127,705	$350	$150,397
Commercial and industrial
Current period gross charge-offs	$-	$-	$-	$-	$-		$-	$-	$-	$-

Consumer
Risk Rating
Pass	$58	$-	$-	$-	$-	$		$-	$-	$58
Special Mention	-	-	-	-	-		-	-	-	-
Substandard	-	-	-	-	-		-	-	-	-
Doubtful	-	-	-	-	-		-	-	-	-
Total	$58	$-	$-	$-	$-		$-	$-	$-	$58
Consumer
Current period gross charge-offs	$702	$-	$-	$-	$-		$-	$-	$-	$702

Total
Risk Rating
Pass	$583,392	$412,113	$313,794	$227,949	$99,329		$95,208	$127,705	$350	$1,859,840
Special Mention	-	226	-	-	-		-	-	-	226
Substandard	-	-	-	-	-		-	-	-	-
Doubtful	-	-	-	-	-		-	-	-	-
Total	$583,392	$412,339	$313,794	$227,949	$99,329		$95,208	$127,705	$350	$1,860,066
Total
Current period gross charge-offs	$702	$-	$-	$-	$-		$-	$-	$-	$702

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

During the three and six months ended June 30, 2026, three loans totaling $17.4 million were modified to one borrower experiencing financial difficulty. There were no loans modified to borrowers experiencing financial difficulty during the year ended December 31, 2025.

The following table describes the financial effect of the modification made to the borrower experiencing financial difficulty:

	Interest Rate Reduction
	Weighted-average contractual interest rate
	From	To
Three Months Ended June 30, 2026
Commercial and industrial	8.75%	5.63%
Construction	8.75%	5.63%

Six Months Ended June 30, 2026
Commercial and industrial	8.75%	5.63%
Construction	8.75%	5.63%

The performance of the loans made to the borrower experiencing financial difficulty in which modifications were made is closely monitored to determine the effectiveness of modification efforts. At June 30, 2026, the three loans were current.

Allowance for Credit Losses on Off-Balance Sheet Commitments:

The following table presents the activity in the allowance for credit losses related to off-balance sheet commitments, that is included in accounts payable and accrued expenses on the consolidated statement of financial condition, for the three and six months ended June 30, 2026 and 2025:

During the three months ended June 30, 2026, the provision expense recorded was primarily due to increased balances in unfunded loan commitments.

Allowance for Credit Loss
Balance – December 31, 2025	$879
Provision for credit loss	112
Balance – March 31, 2026	$991
Provision for credit loss	171
Balance – June 30, 2026	$1,162

Allowance for Credit Loss
Balance – December 31, 2024	$704
Provision for credit loss	175
Balance – March 31, 2025	$879
Provision for credit loss	-
Balance – June 30, 2025	$879

Note 7 — Borrowings

Our borrowings are primarily from the Discount Window at the Federal Reserve Bank of New York (“FRBNY”). On August 30, 2023, the FRBNY approved the Company’s eligibility to pledge loans under the Borrower-in-Custody program of the FRBNY thereby allowing the Company to borrow from the Discount Window at the FRBNY. At June 30, 2026, borrowings from the FRBNY totaled $190.0 million, bearing an interest rate of 3.75% and maturing in the next three months. At December 31, 2025, borrowings from the FRBNY totaled $70.0 million, bearing an interest rate of 3.75%.

At June 30, 2026, the Company had the ability to borrow $633.0 million from the FRBNY, and $8.0 million from Atlantic Community Bankers Bank (“ACBB”).

Note 8 — Benefits Plans

Outside Director Retirement Plan (“DRP”)

The DRP is an unfunded non-contributory defined benefit pension plan covering all non-employee directors meeting eligibility requirements as specified in the plan document. The following table sets forth information regarding the components of net pension periodic expense measured for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(Dollars In Thousands)		(Dollars In Thousands)
Net periodic pension expense:
Service cost	$28	$26	$56	$47
Interest cost	22	24	45	43
Actuarial gain recognized	(6)	(5)	(15)	(15)
Total net periodic pension expense included in other non-interest expenses	$44	$45	$86	$75

Unrecognized net gain of $29,000 and $19,000 for the three months, and $50,000 and $9,000 for the six months ended June 30, 2026 and 2025, respectively, were included in accumulated other comprehensive income.

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

At June 30, 2026 and December 31, 2025, the deferred compensation liability related to the SERP was $5.6 million and $5.3 million, respectively. Expenses of $142,000 and $147,000 for the three months, and $295,000 and $286,000 for the six months ended June 30, 2026 and 2025, respectively, were recorded for this plan and are reflected in the Consolidated Statements of Income under Salaries and Employee Benefits.

Stock-Based Deferral Plan

In June 2021, the Company established a stock-based deferral plan for eligible key executives and members of the Board of Directors of the Company to elect to defer compensation received from the Company for their services and make deemed investments of that deferred compensation in shares of the Company’s common stock. At June 30, 2026, the Company did not have any obligations under the plan.

401(k) Plan

The Company maintains a 401(k) plan for all eligible employees. Participants are permitted to contribute from 1% to 15% or 60% of their annual compensation up to the maximum permitted under the Internal Revenue Code. The Company provided no matching contributions during the three and six months ended June 30, 2026 and 2025.

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

Each year, the Bank makes discretionary contributions to the ESOP equal to the principal and interest payment required on the loans from the Company. The ESOP may further pay down the principal balance of the loans by using dividends paid, if any, on the shares of Company common stock it owns. The first ESOP loan was paid off in full at December 31, 2025. The balance remaining on the second ESOP loan was $5,529,000 at both June 30, 2026 and December 31, 2025.

Shares purchased for the ESOP with the loan proceeds serve as collateral for the loan and are held in a suspense account for future allocation among ESOP participants. As the loan principal is repaid, shares will be released from the suspense account and become eligible for allocation, subject to the allocation provisions included in the ESOP governing document.

ESOP shares initially pledged as collateral were recorded as unearned ESOP shares in the stockholders’ equity section of the Consolidated Statement of Financial Condition. Thereafter, on a monthly basis over the terms of the ESOP loans, approximately 2,894 shares for the ESOP loan made in 2006 and approximately 4,348 shares for the ESOP loan made in 2021 are committed to be released, respectively. Compensation expense is recorded in an amount equal to the shares committed to be released multiplied by the average closing price of the Company’s stock during that month. ESOP expense totaled approximately $324,000 and $491,000 for the three months, and $632,000 and $1,011,000 for the six months ended June 30, 2026 and 2025, respectively. Dividends on unallocated shares, which totaled approximately $130,000 and $122,000 for the three months, and $234,000 and $243,000 for the six months ended June 30, 2026 and 2025, respectively, are recorded as a reduction of the ESOP loan. Dividends on allocated shares, which totaled approximately $239,000 and $174,000 for the three months, and $430,000 and $347,000 for the six months ended June 30, 2026 and 2025, respectively, are charged to retained earnings.

ESOP shares are summarized as follows:

	June 30,	December 31,
	2026	2025
Allocated shares	955,590	868,678
Shares committed to be released	26,094	86,912
Unearned shares	495,725	521,819
Total ESOP Shares	1,477,409	1,477,409
Less allocated shares distributed to former or retired employees	(218,352)	(188,412)
Total ESOP Shares Held by Trustee	1,259,057	1,288,997
Fair value of unearned shares	$13,751,412	$11,798,328

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

The level of the asset or liability within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The following table sets forth the Company’s assets that are carried at fair value on a recurring basis and the level that was used to determine their fair value at June 30, 2026 and December 31, 2025:

	Quoted Prices in		Significant Other		Significant		Total Carried
	Active Markets for		Observable		Unobservable		at Fair
	Identical Assets		Inputs		Inputs		Value on a
	(Level 1)		(Level 2)		(Level 3)		Recurring Basis
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
Description	2026	2025	2026	2025	2026	2025	2026	2025
Assets:
Marketable equity securities:
Mutual funds	$27,327	$26,570	$—	$—	$—	$—	$27,327	$26,570
Total assets	$27,327	$26,570	$—	$—	$—	$—	$27,327	$26,570

There were no transfers between Level 1 and 2 during the three and six months ended June 30, 2026 or the year ended December 31, 2025. The Company did not have any liabilities that were carried at fair value on a recurring basis at June 30, 2026 and December 31, 2025.

The Company did not have any assets and liabilities that were carried at fair value on a non-recurring basis at June 30, 2026 and December 31, 2025.

The methods and assumptions used to estimate fair value at June 30, 2026 and December 31, 2025 are as follows:

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

The carrying amounts and estimated fair value of our financial instruments are as follows:

			Fair Value at June 30, 2026
			Quoted
			Prices in
			Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
	Carrying		Assets	Inputs	Inputs
(In thousands)	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Cash and cash equivalents	$73,414	$73,414	$73,414	$—	$—
Certificates of deposit	100	100	—	100	—
Marketable equity securities	27,327	27,327	27,327	—	—
Securities held to maturity	17,751	15,169	—	15,169	—
Loans receivable, net	1,915,007	1,893,469	—	—	1,893,469
Investments in restricted stock	543	543	—	543	—
Accrued interest receivable	12,189	12,189	—	12,189	—
Financial Liabilities
Deposits	1,536,543	1,536,677	—	1,536,677	—
Accrued interest payable	621	621	—	621	—
Borrowings	190,000	190,235	190,235	—	—

			Fair Value at December 31, 2025
			Quoted
			Prices in
			Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
	Carrying		Assets	Inputs	Inputs
(In thousands)	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Cash and cash equivalents	$81,175	$81,175	$81,175	$—	$—
Certificates of deposit	100	100	—	100	—
Marketable equity securities	26,570	26,570	26,570	—	—
Securities held to maturity	18,315	15,527	—	15,527	—
Loans receivable	1,855,603	1,853,900	—	—	1,853,900
Investments in restricted stock	410	410	—	410	—
Accrued interest receivable	12,228	12,228	—	12,228	—
Financial Liabilities
Deposits	1,616,901	1,619,565	—	1,619,565	—
Accrued interest payable	513	513	—	513	—
Borrowings	70,000	70,000	70,000	—	—

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

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals such as referral fees based on month end reports. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of June 30, 2026 and December 31, 2025, the Company did not have any significant contract balances.

All of the Company’s revenue from contracts with customers within the scope of ASC 606 is recognized within noninterest income. The following table presents the Company’s sources of noninterest income for the three and six months ended June 30, 2026 and 2025. Sources of revenue outside the scope of ASC 606 are noted as such:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(In Thousands)		(In Thousands)
Non-interest income:
Deposit-related fees and charges	$18	$17	$35	$35
Loan-related fees and charges(1)	194	276	507	584
Electronic banking fees and charges	337	318	676	732
Income from bank owned life insurance(1)	185	170	364	336
Unrealized (loss) gain on equity securities(1)	(122)	51	(243)	351
Miscellaneous(1)	30	26	99	55
Total non-interest income	$642	$858	$1,438	$2,093

(1)	Not within the scope of ASC 606.

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

Note 11 — Other Non-Interest Expenses

The following is an analysis of other non-interest expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(In Thousands)		(In Thousands)
Other	$590	$259	$910	$559
Regulatory insurance premium and assessments	691	768	1,429	1,618
Dues and subscriptions	205	211	409	427
Service contracts	474	445	928	868
Consulting expense	162	127	341	318
Telephone	127	150	254	293
Directors' compensation	220	219	475	456
Audit and accounting	115	147	250	290
Insurance	123	94	234	200
Director, officer, and employee expense	88	76	167	135
Legal fees	181	165	307	263
Office supplies and stationary	42	48	77	105
Recruiting expense	8	25	16	57
	$3,026	$2,734	$5,797	$5,589

Note 12 — Stock Compensation Plans

At a special shareholders meeting held on September 29, 2022, the Company’s shareholders approved the Company’s 2022 Equity Incentive Plan whereby 1,369,771 shares of the Company’s common stock were reserved from authorized but unissued shares for purposes of grants of incentive stock options, nonqualified stock options, restricted stock, restricted stock units, performance shares and performance units to selected employees and non-employee directors of the Company. On May 21, 2026, the shareholders of the Company approved the Company’s 2026 Equity Incentive Plan whereby 204,335 shares of the Company’s common stock were reserved and available for issuance under the Plan.

The product of the number of shares granted and the grant date market price of the Company’s common stock determine the fair value of restricted stock under the Company’s Equity Incentive Plans. Management recognizes compensation expense for the fair value of restricted stock on a straight-line basis over the requisite service period for the entire award. As of June 30, 2026 and December 31, 2025, there were 204,335 and 19,335 aggregate shares available for future awards under the plans, respectively.

A summary of the Company’s restricted stock activity and related information for the three and six months ended June 30, 2026 follows:

2026
Weighted
Average
	Shares	Market Price
Outstanding at December 31, 2025	163,514	$14.92
Granted	—	—
Forfeited	—	—
Vested	—	—
Outstanding at March 31, 2026	163,514	$14.92
Granted	—	—
Forfeited	—	—
Vested	—	—
Outstanding at June 30, 2026	163,514	$14.92

Compensation expense related to restricted stock was $308,000 and $293,000 for the three months, and $616,000 and $586,000 for the six months ended June 30, 2026 and 2025, respectively. At June 30, 2026, the total compensation cost related to non-vested restricted stock awards that has not yet been recognized was $1.6 million which cost is expected to be recognized over the next two years.

A summary of the Company’s stock option activity and related information for the three and six months ended June 30, 2026 follows:

	2026
		Weighted
		Average
	Options	Exercise Price
Outstanding at December 31, 2025	878,416	$14.42
Granted	—	—
Forfeited	—	—
Exercised	15,240	12.95
Outstanding at March 31, 2026	863,176	$14.44
Granted	—	—
Forfeited	—	—
Exercised	—	—
Outstanding at June 30, 2026	863,176	$14.44
Exercisable at June 30, 2026	455,617	13.77

Compensation cost related to stock options is recognized based on the fair value of the stock options at the grant date on a straight-line basis over the vesting period. Compensation expense related to stock options was $213,000 and $186,000 for the three months, and $452,000 and $371,000 for the six months ended June 30, 2026 and 2025, respectively. At June 30, 2026, unrecognized compensation cost related to stock option awards was $1.3 million which is expected to be recognized over the next two years.

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

The following table presents the Company’s reported segment revenues, profit or loss and significant segment expenses for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(In Thousand)		(In Thousand)
Total interest income	$36,060	$38,039	$72,029	$76,246
Total interest expense	11,410	12,965	23,245	26,908
Net interest income	24,650	25,074	48,784	49,338
Provision for credit loss	860	—	860	237
Net interest income after provision for credit losses	23,790	25,074	47,924	49,101
Total non-interest income	642	858	1,438	2,093
Non-interest expense:
Salaries and employee benefits	5,817	5,650	11,989	11,583
Occupancy expense	787	743	1,661	1,489
Equipment	221	253	444	470
Outside data processing	725	758	1,521	1,494
Advertising	43	123	86	225
Real estate owned expense	—	247	—	277
Other	3,026	2,734	5,797	5,589
Total Non-Interest Expenses	10,619	10,508	21,498	21,127
Income before income tax expense	13,813	15,424	27,864	30,067
Income tax expense	4,018	4,254	8,117	8,330
Segment net income	$9,795	$11,170	$19,747	$21,737

Reconciliation of profit or loss
Adjustments and reconciling items	—	—	—	—
Consolidated net income	$9,795	$11,170	$19,747	$21,737

Earnings per common share - Basis	$0.75	$0.85	$1.50	$1.65
Earnings per common share - Diluted	0.72	0.82	1.46	1.60

The measure of segment assets is reported as total assets on the Consolidated Statement of Condition.

The following table presents the Company’s reported segment assets as of June 30, 2026 and December 31, 2025:

	June 30,	December 31,
	2026	2025

	(In Thousand)
Segment assets
Adjustments and reconciling items	$—	$—
Consolidated total assets	2,115,183	2,063,508

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
(ix)	Legislative, regulatory or policy changes, including those relating, but not limited, to banking, securities, rent regulation and housing (including recent regulatory action in New York City to freeze rents on certain rent-regulated properties), financial accounting and reporting, environmental protection and insurance matters and the impact of such changes, as well as our ability to comply such changes in a timely manner
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

Balance Sheet Analysis

General

Total assets increased $51.7 million, or 2.5%, to $2.1 billion at June 30, 2026, from $2.1 billion at December 31, 2025. The increase in assets was primarily due to an increase in net loans of $59.4 million, partially offset by a decrease in cash and cash equivalents of $7.8 million.

Cash and cash equivalents decreased $7.8 million, or 9.6%, to $73.4 million at June 30, 2026 from $81.2 million at December 31, 2025. The decrease in cash and cash equivalents partially funded the increase of $59.4 million in net loans.

Equity securities increased $757,000, or 2.8%, to $27.3 million at June 30, 2026 from $26.6 million at December 31, 2025. The increase in equity securities was attributable to the purchase of $1.0 million in equity securities during the six months ended June 30, 2026, partially offset by market depreciation of $243,000 due to market interest rate volatility during the six months ended June 30, 2026.

Securities held-to-maturity decreased $564,000, or 3.1%, to $17.8 million at June 30, 2026 from $18.3 million at December 31, 2025 due to pay-downs of various investment securities and an increase of $9,000 to the allowance for credit losses for held-to-maturity securities, partially offset by the purchase of $470,000 in municipal securities.

Loans, net of the allowance for credit losses, increased $59.4 million, or 3.2%, to $1.9 billion at June 30, 2026 from $1.9 billion at December 31, 2025. The increase in loans consisted of an increase of $67.2 million in construction loans, partially offset by decreases of $4.9 million in multi-family loans, $2.2 million in non-residential loans, $200,000 in mixed-use loans, $69,000 in one-to-four family loans, $23,000 in consumer loans, and $3,000 in commercial and industrial loans.

During the six months ended June 30, 2026, we originated loans totaling $653.2 million, which includes commitments and funded loans, consisting primarily of $606.7 million in construction loans, $25.1 million in commercial and industrial loans, $20.8 million in multi-family loans, and $675,000 in mixed-use loans. The $606.7 million in construction loans had $262.7 million, or 43.3%, disbursed at loan closing, with the remaining funds to be disbursed over the terms of the construction loans. These disbursements were offset by normal pay-downs and principal reductions as construction projects were completed and either condominium units were sold to end buyers or multi-family rental buildings were refinanced by other financial institutions. The commercial and industrial loans had $19.0 million, or 75.7%, disbursed at loan closing as of June 30, 2026.

Multi-family loan originations decreased by $74.6 million, or 78.2%, to $20.8 million for the six months ended June 30, 2026 from $95.4 million for the six months ended June 30, 2025 due to changes related to rent and housing regulations in New York City and the uncertainty regarding interest rates.

The allowance for credit losses related to loans was $4.6 million at June 30, 2026 and December 31, 2025. The allowance for credit losses related to loans had a provision for credit losses totaling $568,000 and charge-offs totaling $547,000. The provision for credit losses totaling $568,000 was due to an increase in the loan portfolio and a slight increase in the remaining terms of the loan portfolio.

The allowance for credit losses for off-balance sheet commitments increased $284,000, or 32.3%, to $1.2 million at June 30, 2026 from $879,000 at December 31, 2025 due primarily to an increase of $204.2 million, or 30.0%, in off-balance sheet commitments from December 31, 2025 to June 30, 2026.

The allowance for credit losses for held-to-maturity securities increased $9,000, or 7.1%, to $135,000 at June 30, 2026 from $126,000 at December 31, 2025 due to an increase in our municipal bond portfolio.

Premises and equipment decreased $356,000, or 1.4%, to $25.0 million at June 30, 2026 from $25.4 million at December 31, 2025 primarily due to the amortization of fixed assets. Federal Home Loan Bank stock increased by $133,000, or 32.4%, to $543,000 at June 30, 2026 from $410,000 at December 31, 2025 primarily due to an increase in our mortgage-related assets. Bank owned life insurance (“BOLI”) increased $364,000, or 1.4%, to $26.8 million at June 30, 2026 from $26.4 million at December 31, 2025 due to increases in the BOLI cash value. Accrued interest receivable decreased $39,000, or 0.3%, to $12.2 million at June 30, 2026 from $12.2 million at December 31, 2025 due to a decrease in the yield in the loan portfolio. Property held for investment was $1.3 million at both June 30, 2026 and December 31, 2025.

Right of use assets — operating decreased $360,000, or 7.7%, to $4.3 million at June 30, 2026 from $4.7 million at December 31, 2025, primarily due to depreciation of the right of use assets.

Other assets increased $117,000, or 1.1%, to $11.1 million at June 30, 2026 from $11.0 million at December 31, 2025 due to an increase of $725,000 in suspense accounts, partially offset by decreases of $528,000 in tax assets and $90,000 in prepaid expenses.

Total deposits decreased $80.4 million, or 5.0%, to $1.5 billion at June 30, 2026 from $1.6 billion at December 31, 2025. The decrease in deposits was primarily due to decreases in certificates of deposit of $190.8 million, or 21.2%, and savings account balances of $10.6 million, or 7.5%, partially offset by increases in NOW/money market accounts of $67.5 million, or 22.3% and non-interest bearing deposits of $53.5 million, or 19.7%.

The decrease of $190.8 million in certificates of deposit consisted of decreases of $129.0 million, or 34.9%, in brokered certificates of deposit, $38.3 million, or 56.6%, in non-brokered listing services certificates of deposit, and $23.4 million, or 5.3% in retail certificates of deposit.

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

Advance payments by borrowers for taxes and insurance increased $210,000, or 8.9%, to $2.6 million at June 30, 2026 from $2.4 million at December 31, 2025 due primarily to accumulation of real estate tax payments from borrowers.

Borrowings increased $120.0 million, or 171.4%, to $190.0 million at June 30, 2026 from $70.0 million at December 31, 2025 due primarily to management’s strategy to reduce the cost of funds and lessen reliance on brokered deposits and non-brokered listing service deposits.

Lease liability – operating decreased $329,000, or 6.9%, to $4.5 million at June 30, 2026 from $4.8 million at December 31, 2025, primarily due to the amortization of the lease liability.

Accounts payable and accrued expenses increased $980,000, or 6.0%, to $18.6 million at June 30, 2026 from $17.3 million at December 31, 2025 due primarily to increases in accounts payable of $1.3 million, suspense account – loan closings of $322,000, deferred compensation of $291,000, the allowance for credit losses for off-balance sheet commitments of $284,000, and accrued interest expense of $107,000, partially offset by a decrease in accrued expenses of $1.0 million.

Stockholders’ equity increased $10.9 million, or 3.1% to $362.6 million at June 30, 2026, from $351.7 million at December 31, 2025. The increase in stockholders’ equity was due to net income of $19.7 million for the six months ended June 30, 2026, the amortization expense of $1.1 million relating to restricted stock and stock options granted under the Company’s 2022 Equity Incentive Plan, an increase of $371,000 in earned employee stock ownership plan shares coupled with a reduction of $261,000 in unearned employee stock ownership plan shares, $37,000 in stock options exercised, and $25,000 in other comprehensive income. These increases were offset by dividends declared of $6.0 million and stock repurchases and excise taxes of $4.7 million.

Results of Operations for the Three Months Ended June 30, 2026 and 2025

Financial Highlights

Net income for the three months ended June 30, 2026 was $9.8 million compared to net income of $11.2 million for the three months ended June 30, 2025. The decrease in net income of $1.4 million, or 12.3%, between periods was primarily due to a credit loss expense of $860,000 for the three months ended June 30, 2026 compared to no credit loss expense for the three months ended June 30, 2025, a decrease of $424,000 in net interest income, a decrease of $216,000 in non-interest income, and an increase of $110,000 in non-interest expense, partially offset by a decrease of $235,000 in income tax expense.

Net Interest Income

Net interest income was $24.7 million for the three months ended June 30, 2026, as compared to $25.1 million for the three months ended June 30, 2025. The decrease in net interest income of $424,000, or 1.7%, was primarily due to a decrease in interest income that exceeded a decrease in interest expense caused by a decrease in the yield on interest-earning assets that exceeded the decrease in the cost of funds for interest-bearing liabilities.

Total interest and dividend income decreased $2.0 million, or 5.2%, to $36.1 million for the three months ended June 30, 2026 from $38.1 million for the three months ended June 30, 2025. The decrease in interest and dividend income was due to a decrease in the yield on interest-earning assets by 60 basis points from 8.11% for the three months ended June 30, 2025 to 7.51% for the three months ended June 30, 2026, partially offset by an increase in the average balance of interest-earning assets of $43.8 million, or 2.3%, to $1.9 billion for the three months ended June 30, 2026 from $1.9 billion for the three months ended June 30, 2025.

Interest expense decreased $1.6 million, or 12.0%, to $11.4 million for the three months ended June 30, 2026 from $13.0 million for the three months ended June 30, 2025. The decrease in interest expense was due to a decrease in the cost of interest-bearing liabilities by 43 basis points from 3.88% for the three months ended June 30, 2025 to 3.45% for the three months ended June 30, 2026. The decrease in interest expense was also due to a decrease in the average balance of interest-bearing liabilities of $16.0 million, or 1.2%, to $1.3 billion for the three months ended June 30, 2026 from $1.3 billion for the three months ended June 30, 2025.

Our net interest margin decreased 21 basis points, or 3.9%, to 5.14% for the three months ended June 30, 2026 compared to 5.35% for the three months ended June 30, 2025. The decrease in the net interest margin was due to a 75 basis points decrease in the Federal Funds rate from September 2025 to December 2025 that resulted in a decrease in the yield on interest-earning assets, partially offset by a smaller decrease in the cost of funds on interest-bearing liabilities.

Credit Loss Expense

The Company recorded credit loss expense of $860,000 for the three months ended June 30, 2026 compared to no credit loss expense for the three months ended June 30, 2025.

The credit loss expense of $860,000 for the three months ended June 30, 2026 was comprised of credit loss expense for loans of $680,000, credit loss expense for off-balance sheet commitments of $171,000, and credit loss expense for held-to-maturity securities of $9,000. The credit loss expense for loans of $680,000 for the three months ended June 30, 2026 was primarily due to an increase in the loan portfolio and increased credit risk in commercial and industrial loans due to a $500,000 loan charge-off. The credit loss expense for off-balance sheet commitments of $171,000 for the three months ended June 30, 2026 was primarily due to an increase in unfunded off-balance sheet commitments. The credit loss expense for held-to-maturity securities of $9,000 for the three months ended June 30, 2026 was primarily due to an increase in the municipal bond portfolio.

With respect to the allowance for credit losses for loans, we charged-off $520,000 during the quarter ended June 30, 2026, as compared to charge-offs of $485,000 during the quarter ended June 30, 2025. The charge-offs during the quarter ended June 30, 2026 comprised of $500,000 against a commercial and industrial loan and $20,000 against various unpaid overdrafts in our demand deposit accounts. The charge-offs during the quarter ended June 30, 2025 were against various unpaid overdrafts in our demand deposit accounts.

We recorded no recoveries during the quarter ended June 30, 2026 compared to recoveries of $82,000 during the quarter ended June 30, 2025. The recoveries of $82,000 during the quarter ended June 30, 2025 comprised of recoveries from a previously charged-off unpaid overdraft on a demand deposit account.

Non-Interest Income

Non-interest income for the three months ended June 30, 2026 was $642,000 compared to non-interest income of $858,000 for the three months ended June 30, 2025. The decrease of $216,000, or 25.2%, in total non-interest income was primarily due to decreases of $173,000 in unrealized gain/(loss) on equity securities and $62,000 in other loan fees and service charges, partially offset by increases of $15,000 in BOLI income and $4,000 in miscellaneous other non-interest income.

The decrease in unrealized gain/(loss) on equity securities was due to an unrealized loss of $122,000 on equity securities during the quarter ended June 30, 2026 compared to an unrealized gain of $51,000 on equity securities during the quarter ended June 30, 2025. The unrealized loss of $122,000 and unrealized gain of $51,000 on equity securities during the quarters ended June 30, 2026 and 2025, respectively, were due to market interest rate volatility during both periods.

The decrease of $62,000 in other loan fees and service charges was due to decreases of $82,000 in loan service charges and fees, partially offset by an increase of $20,000 in ATM/debit card/ACH fees. The increase of $15,000 in BOLI income was due to an increase in the yield on BOLI assets. The increase of $4,000 in miscellaneous other non-interest income was due to increases in miscellaneous operating income during the quarter.

Non-Interest Expense

Non-interest expense increased $110,000, or 1.0%, to $10.6 million for the three months ended June 30, 2026 from $10.5 million for the three months ended June 30, 2025. The increase resulted primarily from increases of $291,000 in other operating expense, $166,000 in salaries and employee benefits, and $44,000 in occupancy expense, partially offset by decreases of $247,000 in real estate owned expense, $79,000 in advertising expense, $33,000 in outside data processing expense, and $32,000 in equipment expense.

Other non-interest operating expense increased $291,000, or 10.6%, to $3.0 million for the three months ended June 30, 2026 from $2.7 million for the three months ended June 30, 2025 due mainly to increases of $331,000 in miscellaneous other non-interest expense, $35,000 in consulting fees, $29,000 in service contracts expense, $28,000 in insurance expense, $16,000 in legal fees, $12,000 in directors, officers and employees expense, and $1,000 in directors compensation. These were partially offset by decreases of $77,000 in regulatory fees, $32,000 in audit and accounting expense, $22,000 in telephone expense, $17,000 in recruitment expense, $7,000 in office supplies expense, and $6,000 in dues and subscription expense.

The increase of $331,000 in miscellaneous other non-interest expense was mainly due to increases of $314,000 in miscellaneous charge-offs, $49,000 in public company expense, and $12,000 in check and correspondence bank charges, partially offset by a decrease of $44,000 in miscellaneous other non-interest expense. The increase of $314,000 in miscellaneous charge-offs was due to an increase in customer fraud involving checks and debit cards.

Salaries and employee benefits increased $166,000, or 2.9%, to $5.8 million for the three months ended June 30, 2026 from $5.7 million for the three months ended June 30, 2025 primarily due to the hiring of additional personnel to support the growth of the Company and an increase in employee compensation and benefits expense in order to retain key personnel, partially offset by an increase in loan origination offset expenses.

Occupancy expense increased $44,000, or 5.9%, to $787,000 for the three months ended June 30, 2026 from $743,000 for the three months ended June 30, 2025 primarily due to repairs and maintenance at various offices and increased utilities cost.

Real estate owned expense decreased $247,000 to none for the three months ended June 30, 2026 from $247,000 for the three months ended June 30, 2025 due to the sale of two real estate owned properties during 2025, with the Bronx real estate owned property sold in June 2025 and the Pittsburgh real estate owned property sold in December 2025. The $247,000 real estate owned expense during the second quarter of 2025 comprised mainly of closing costs of $231,000 associated with the sale of the Bronx property and the operating expense of the Pittsburgh property.

Advertising expense decreased $79,000, or 64.2%, to $44,000 for the three months ended June 30, 2026 from $123,000 for the three months ended June 30, 2025 due to a decrease in various marketing campaigns.

Outside data processing expense decreased $33,000, or 4.4%, to $725,000 for the three months ended June 30, 2026 from $758,000 for the three months ended June 30, 2025 due to a reduction in one-time initial fees for new services. Equipment expense decreased $32,000, or 12.6%, to $221,000 for the three months ended June 30, 2026 from $253,000 for the three months ended June 30, 2025 due to a reduction in the upgrades of equipment.

Income Taxes

We recorded income tax expense of $4.0 million and $4.3 million for the three months ended June 30, 2026 and 2025, respectively. For the three months ended June 30, 2026, we had approximately $252,000 in tax exempt income, compared to approximately $210,000 in tax exempt income for the three months ended June 30, 2025. Our effective income tax rate was 29.1% for the three months ended June 30, 2026 compared to 27.6% for the three months ended June 30, 2025.

Results of Operations for the Six Months Ended June 30, 2026 and 2025

Financial Highlights

Net income for the six months ended June 30, 2026 was $19.7 million compared to net income of $21.7 million for the six months ended June 30, 2025. The decrease in net income of $2.0 million, or 9.2%, between periods was primarily due to a decrease of $554,000 in net interest income, an increase of $623,000 in credit loss expense, a decrease of $655,000 in non-interest income, and an increase of $371,000 in non-interest expense, partially offset by a decrease of $213,000 in income tax expense.

Net Interest Income

Net interest income was $48.8 million for the six months ended June 30, 2026 as compared to $49.3 million for the six months ended June 30, 2025. The decrease in net interest income of $555,000, or 1.1%, was primarily due to a decrease in interest income that exceeded a decrease in interest expense and a decrease in the yield on interest earning assets, partially offset by a smaller decrease in the cost of funds for interest bearing liabilities.

Total interest and dividend income decreased $4.2 million, or 5.5%, to $72.0 million for the six months ended June 30, 2026 from $76.2 million for the six months ended June 30, 2025. The decrease in interest and dividend income was due to a decrease in the yield on interest earning assets by 60 basis points from 8.08% for the six months ended June 30, 2025 to 7.48% for the six months ended June 30, 2026, partially offset by an increase in the average balance of interest earning assets of $39.5 million, or 2.1%, to $1.9 billion for the six months ended June 30, 2026 from $1.9 billion for the six months ended June 30, 2025.

Interest expense decreased $3.7 million, or 13.6%, to $23.2 million for the six months ended June 30, 2026 from $26.9 million for the six months ended June 30, 2025. The decrease in interest expense was due to a decrease in the cost of interest bearing liabilities by 51 basis points from 3.97% for the six months ended June 30, 2025 to 3.46% for the six months ended June 30, 2026 and a decrease in average interest bearing liabilities of $13.0 million, or 1.0%, to $1.3 billion for the six months ended June 30, 2026 from $1.4 billion for the six months ended June 30, 2025.

Net interest margin decreased 17 basis points, or 3.2%, to 5.06% for the six months ended June 30, 2026 compared to 5.23% for the six months ended June 30, 2025. The decrease in the net interest margin was due to a 75 basis points decrease in the Federal Funds rate from September 2025 to December 2025 that resulted in a decrease in the yield on interest-earning assets, partially offset by a smaller decrease in the cost of funds on interest-bearing liabilities.

Credit Loss Expense

The Company recorded a credit loss expense of $860,000 for the six months ended June 30, 2026 compared to a credit loss expense of $237,000 for the six months ended June 30, 2025. The credit loss expense of $860,000 for the six months ended June 30, 2026 was comprised of credit loss expense for loans of $568,000, credit loss expense for off-balance sheet commitments of $283,000, and credit loss expense for held-to-maturity securities of $9,000. The credit loss expense of $237,000 for the six months ended June 30, 2025 was comprised of credit loss expense for loans of $62,000 and credit loss expense for off-balance sheet commitments of $175,000.

The credit loss expense for loans of $568,000 for the six months ended June 30, 2026 was primarily due to an increase in the loan portfolio. The credit loss expense for off-balance sheet commitments of $283,000 for the six months ended June 30, 2026 was primarily due to an increase in unfunded off-balance sheet commitments. The credit loss expense for held-to-maturity securities of $9,000 for the six months ended June 30, 2026 was primarily due to an increase in the municipal bond portfolio.

The credit loss expense for loans of $62,000 for the six months ended June 30, 2025 was primarily due to an increase in the multi-family loan portfolio. The credit loss expense for off-balance sheet commitments of $175,000 for the six months ended June 30, 2025 was primarily due to an increase in unfunded off-balance sheet commitments.

With respect to the allowance for credit losses for loans, we charged-off $547,000 during the six months ended June 30, 2026 as compared to charge-offs of $602,000 during the six months ended June 30, 2025. The charge-offs during the six months ended June 30, 2026 comprised of $500,000 against a commercial and industrial loan and $47,000 against various unpaid overdrafts in our demand deposit accounts. The charge-offs during the six months ended June 30, 2025 were against various unpaid overdrafts in our demand deposit accounts.

We recorded no recoveries during the six months ended June 30, 2026 compared to recoveries of $434,000 during the six months ended June 30, 2025. The recoveries of $434,000 during the six months ended June 30, 2025 comprised of recoveries of $350,000 with respect to a previously charged-off non-residential mortgage loan and $84,000 from previously charged-off unpaid overdrafts on demand deposit accounts.

Non-Interest Income

Non-interest income for the six months ended June 30, 2026 was $1.4 million compared to non-interest income of $2.1 million for the six months ended June 30, 2025. The decrease of $655,000, or 31.3%, in total non-interest income was primarily due to decreases of $594,000 in unrealized gain/(loss) on equity securities and $133,000 in other loan fees and service charges, partially offset by increases of $45,000 in miscellaneous other non-interest income and $27,000 in BOLI income.

The decrease in unrealized gain on equity securities was due to an unrealized loss of $243,000 on equity securities during the six months ended June 30, 2026 compared to an unrealized gain of $351,000 on equity securities during the six months ended June 30, 2025. Both the unrealized loss of $243,000 on equity securities during the 2026 period and the unrealized gain of $351,000 on equity securities during the 2025 period were due to market interest rate volatility during both periods.

The decrease of $133,000 in other loan fees and service charges was due to a decrease of $226,000 in other loan fees and loan servicing fees, partially offset by an increase of $92,000 in ATM/debit card/ACH fees. The increase of $45,000 in miscellaneous other non-interest income was due to general accrual adjustments during the first quarter of 2026. The increase in BOLI income of $27,000 was due to an increase in the yield on BOLI assets.

Non-Interest Expense

Non-interest expense increased $371,000, or 1.8%, to $21.5 million for the six months ended June 30, 2026 from $21.1 million for the six months ended June 30, 2025. The increase resulted primarily from increases of $406,000 in salaries and employee benefits, $208,000 in other operating expense, $172,000 in occupancy expense, and $27,000 in outside data processing expense, partially offset by decreases of $277,000 in real estate owned expense, $139,000 in advertising expense, and $26,000 in equipment expense.

Salaries and employee benefits increased $406,000, or 3.5%, to $12.0 million for the six months ended June 30, 2026 from $11.6 million for the six months ended June 30, 2025 primarily due to the hiring of additional personnel to support the growth of the Company and an increase in employee compensation and benefits expense in order to retain key personnel, partially offset by an increase in loan origination offset expenses.

Other non-interest expense increased $208,000, or 3.7%, to $5.8 million for the six months ended June 30, 2026 from $5.6 million for the six months ended June 30, 2025 due mainly to increases of $351,000 in miscellaneous other non-interest expense, $60,000 in service contract expense, $44,000 in legal fees, $34,000 on insurance expense, $32,000 in directors, officers, and employee expense, $23,000 in consultant fees, and $19,000 in directors compensation, partially offset by decreases of $189,000 in regulatory fees, $41,000 in recruitment expense, $40,000 in audit and accounting fees, $39,000 in telephone expense, $28,000 in office supplies expense, and $18,000 in dues and subscriptions expense.

The increase of $351,000 in miscellaneous other non-interest expense was mainly due to increases of $336,000 in miscellaneous charge-offs, $46,000 in public company expenses, and $22,000 in check and correspondence bank charges, partially offset by decreases of $51,000 in miscellaneous other non-interest expense and $3,000 in postage expense. The increase of $336,000 in miscellaneous charge-offs was due to an increase in customer fraud involving checks and debit cards.

Occupancy expense increased $172,000, or 11.6%, to $1.7 million for the six months ended June 30, 2026 from $1.5 million for the six months ended June 30, 2025 primarily due to repairs and maintenance at various offices and increased utilities cost. Outside data processing expense increased nominally by $27,000, or 1.8%, to $1.5 million for the six months ended June 30, 2026 from $1.5 million for the six months ended June 30, 2025.

Real estate owned expense decreased $277,000 to none for the six months ended June 30, 2026 from $277,000 for the six months ended June 30, 2025 due to the sale of two real estate owned properties during 2025, with the Bronx real estate owned property sold in June 2025 and the Pittsburgh real estate owned property sold in December 2025. The $277,000 real estate owned expense during the second quarter of 2025 comprised mainly of closing costs of $231,000 associated with the sale of the Bronx property and the operating cost of the Pittsburgh property.

Advertising expense decreased $139,000, or 61.8%, to $86,000 for the six months ended June 30, 2026 from $225,000 for the six months ended June 30, 2025 due to a decrease in various marketing campaigns. Equipment expense decreased $26,000, or 5.5%, to $444,000 for the six months ended June 30, 2026 from $470,000 for the six months ended June 30, 2025 due to a reduced need to purchase additional equipment for upgrading purposes.

Income Taxes

We recorded income tax expense of $8.1 million and $8.3 million for the six months ended June 30, 2026 and 2025, respectively. For the six months ended June 30, 2026, we had approximately $500,000 in tax exempt income, compared to approximately $415,000 in tax exempt income for the six months ended June 30, 2025. Our effective income tax rates were 29.1% and 27.7% for the six months ended June 30, 2026 and 2025, respectively.

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

	Three Months Ended June 30,
	2026			2025
	Average	Interest and	Yield/	Average	Interest and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost

Loans receivable	$1,823,222	$35,174	7.72%	$1,754,363	$36,740	8.38%
Securities	45,375	324	2.86	37,839	265	2.80
Federal Home Loan Bank stock	536	8	5.97	438	7	6.39
Other interest-earning assets	50,466	554	4.39	83,135	1,027	4.94
Total interest-earning assets	1,919,599	36,060	7.51	1,875,775	38,039	8.11
Allowance for credit losses	(4,594)			(5,122)
Non-interest-earning assets	93,251			95,651
Total assets	$2,008,256			$1,966,304

Interest bearing demand	$346,797	$2,652	3.06%	$298,689	$2,401	3.22%
Savings and club accounts	133,982	662	1.98	141,238	761	2.16
Certificates of deposit	754,660	7,296	3.87	815,000	8,891	4.36
Interest-bearing deposits	1,235,439	10,610	3.44	1,254,927	12,053	3.84
Borrowed money	$86,151	800	3.71	82,712	912	4.41
Interest-bearing liabilities	1,321,590	11,410	3.45	1,337,639	12,965	3.88
Non-interest-bearing demand	299,529			274,466
Other non-interest-bearing liabilities	24,773			20,114
Total liabilities	1,645,892			1,632,219
Equity	362,364			334,085
Total liabilities and equity	$2,008,256			$1,966,304
Net interest income/interest spread		$24,650	4.06%		$25,074	4.23%
Net interest margin			5.14%			5.35%
Net interest-earning assets	$598,009			$538,136
Average interest-earning assets to interest-bearing liabilities	145.25%			140.23%

	Six Months Ended June 30,
	2026			2025
	Average	Interest and	Yield/	Average	Interest and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost

Loans receivable	$1,825,651	$70,216	7.69%	$1,761,069	$73,622	8.36%
Securities	45,234	643	2.84	37,298	500	2.68
Federal Home Loan Bank stock	473	14	5.92	418	16	7.66
Interest-bearing deposits	55,251	1,156	4.18	88,277	2,108	4.78
Total interest-earning assets	1,926,609	72,029	7.48	1,887,062	76,246	8.08
Allowance for credit losses	(4,661)			(4,978)
Non-interest-earning assets	92,237			96,071
Total assets	$2,014,185			$1,978,155

Interest bearing demand	$334,730	$5,105	3.05%	$286,726	$4,846	3.38%
Savings and club accounts	134,899	1,332	1.97	140,077	1,491	2.13
Certificates of deposit	806,181	15,575	3.86	888,136	19,649	4.42
Interest-bearing deposits	1,275,810	22,012	3.45	1,314,939	25,986	3.95
Borrowed money	67,710	1,233	3.64	41,584	922	4.43
Interest-bearing liabilities	1,343,520	23,245	3.46	1,356,523	26,908	3.97
Non-interest-bearing demand	287,324			272,680
Other non-interest-bearing liabilities	23,389			19,107
Total liabilities	1,654,233			1,648,310
Equity	359,952			329,845
Total liabilities and equity	$2,014,185			$1,978,155

Net interest income/interest spread		$48,784	4.02%		$49,338	4.11%
Net interest margin			5.06%			5.23%
Net interest-earning assets	$583,089			$530,539
Average interest-earning assets to interest-bearing liabilities	143.40%			139.11%

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

	Three Months Ended 6/30/2026
	Compared to
	Three Months Ended 6/30/2025
	Increase (Decrease)
	Due to
	Volume	Rate	Total

	(Dollars in thousands)
Interest income:
Loans receivable	$7,179	$(8,745)	$(1,566)
Securities	54	5	59
Federal Home Loan Bank stock	4	(3)	1
Other interest-earning assets	(369)	(104)	(473)
Total	$6,868	$(8,847)	$(1,979)
Interest expense:
Interest bearing demand deposit	$911	$(660)	$251
Savings accounts	(38)	(61)	(99)
Certificates of deposits	(629)	(966)	(1,595)
Borrowed money	217	(329)	(112)
Total	461	(2,016)	(1,555)
Net change in net interest income	$6,407	$(6,831)	$(424)

	Six Months Ended 6/30/2026
	Compared to
	Six Months Ended 6/30/2025
	Increase (Decrease)
	Due to
	Volume	Rate	Total

	(Dollars in thousands)
Interest income:
Loans receivable	$6,335	$(9,741)	$(3,406)
Securities	111	32	143
Federal Home Loan Bank stock	5	(7)	(2)
Interest-bearing deposits	(715)	(237)	(952)
Total	$5,736	$(9,953)	$(4,217)
Interest expense:
Interest bearing demand deposit	$1,359	$(1,100)	$259
Savings accounts	(54)	(105)	(159)
Certificates of deposits	(1,716)	(2,358)	(4,074)
Borrowed money	755	(444)	311
Total	344	(4,007)	(3,663)
Net change in net interest income	$5,392	$(5,946)	$(554)

Asset Quality

We had no non-performing assets at June 30, 2026 and at December 31, 2025. During the six months ended June 30, 2026 and 2025, we did not collect any interest income from loans that were in non-accrual status.

From time to time, as part of our loss mitigation strategy, we may modify loans to borrowers in financial distress by providing principal forgiveness, term extension, an other-than-insignificant payment delay, or interest rate reduction. When principal forgiveness is provided, the amount of forgiveness is charged-off against the allowance for credit losses.

During the three and six months ended June 30, 2026, three loans totaling $17.4 million were modified to one borrower experiencing financial difficulty whereby the weighted average contractual interest rates of the three loans were reduced to 5.63% from 8.75%. There were no loans modified to borrowers experiencing financial difficulty during the year ended December 31, 2025.

The performance of the loans made to the borrower experiencing financial difficulty in which modifications were made is closely monitored to determine the effectiveness of modification efforts. At June 30, 2026, the three loans were current.

The following table sets forth an analysis of the activity in the allowance for credit losses related to loans for the periods indicated:

	June 30,	December 31,
	2026	2025

	(Dollars In Thousands)
Allowance at beginning of period	$4,731	$4,830
Provision for credit losses	568	(272)
Net Charge-offs (recovery):
Residential real estate loans:
One- to four-family	—	—
Multifamily	—	—
Mixed-use	—	—
Total residential real estate loans	—	—
Non-residential real estate loans	—	(350)
Construction loans	—	(334)
Commercial and industrial loans	500	—
Consumer loans	47	511
Total net charge-offs (recovery)	547	(173)
Allowance at end of period	$4,752	$4,731
Total loans outstanding	$1,919,908	$1,860,334
Average loans outstanding	1,825,651	1,805,645
Ratio of allowance to non-performing loans	—%	—%
Ratio of allowance to total loans	0.25%	0.25%
Ratio of net charge-offs (recovery) to average loans	0.03%	(0.01)%
Non-performing loans	$—	$—

The Company’s allowance for credit losses related to loans totaled $4.8 million, or 0.25% of total loans as of June 30, 2026 compared to $4.7 million, or 0.25% of total loans as of December 31, 2025. In addition, the Company’s allowance for credit losses related to off-balance sheet commitments totaled $1.2 million as of June 30, 2026 compared to $879,000 at December 31, 2025. The allowance for credit losses related to held-to-maturity debt securities totaled $135,000 at June 30, 2026 compared to $126,000 at December 31, 2025.

The allowance for credit losses related to loans increased $21,000 to $4.8 million at June 30, 2026 from $4.7 million at December 31, 2025 due primarily to a provision for credit losses of $568,000 due to an increase in the loan portfolio, partially offset by charge-offs totaling $547,000.

The allowance for credit losses related to off-balance sheet commitments increased $284,000 to $1.2 million at June 30, 2026 from $879,000 at December 31, 2025 due to a provision for credit losses of $284,000 due to an increase of $204.2 million, or 30.0%, in outstanding commitments between periods.

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

Our Cash Liquidity ratio, On Balance Sheet Liquidity ratio, and On Balance Sheet Liquidity & Borrowing Capacity ratio averaged 4.2%, 6.9%, and 55.6%, respectively, for the six months ended June 30, 2026 compared to 5.0%, 7.4%, and 59.9%, respectively, for the year ended December 31, 2025. We adjust our liquidity levels to fund deposit outflows, pay real estate taxes on real estate loans, repay our borrowings, and fund loan commitments. We also adjust liquidity as appropriate to meet asset and liability management objectives.

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

As of June 30, 2026, the Company’s ratios of Cash and Borrowing Capacity/Total Non-Contractual Deposits and Cash, Borrowing Capacity and Sourced Deposits Capacity/Total Non-Contractual Deposits were 55.2% and 100.9%, respectively.  These figures demonstrate that the Company has sufficient liquidity resources to meet sudden and unexpected deposit outflow.

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

Our primary investing activities are the origination of construction loans, commercial and industrial loans, multifamily loans, and to a lesser extent, mixed-use real estate loans and other loans. For the six months ended June 30, 2026 and 2025, our loan originations totaled $653.2 million and $462.7 million, respectively. Cash received from the maturities and pay-downs on securities totaled $1.0 million and $485,000 for the six months ended June 30, 2026 and 2025, respectively. We purchased $1.0 million in equity securities and $470,000 in municipal securities during the six months ended June 30, 2026 compared to purchases of $3.0 million in equity securities and $270,000 in municipal securities during the six months ended June 30, 2025.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Reserve Bank of New York (“FRBNY”) whereby the Bank pledged eligible loans under the Borrower-in-Custody program of the FRBNY allowing the Bank to borrow from the Discount Window at the FRBNY. We had an available borrowing limit of $633.0 million and $768.8 million from the FRBNY at June 30, 2026 and December 31, 2025, respectively. We had $190.0 million in FRBNY borrowings at June 30, 2026 compared to $70.0 million in FRBNY borrowings at December 31, 2025.

As a member of the Federal Home Loan Bank of New York (“FHLB-NY”), we are required to own capital stock in the FHLB-NY and are authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to credit-worthiness have been met. In February 2026, we withdrew our pledged eligible loans from the FHLB-NY’s advance program and are in the process of pledging these eligible loans with the FRBNY to increase our borrowing capacity with the FRBNY. Due to the withdrawal of pledged eligible loans from the FHLB-NY, we no longer have borrowing capacity at the FHLB-NY at June 30, 2026 compared to borrowing capacity at the FHLB-NY of $35.8 million at December 31, 2025. We had no FHLB-NY advances at June 30, 2026 and December 31, 2025.

In addition, we are party to a loan agreement with ACBB under which we can borrow up to $8.0 million in short-term borrowings. There were no outstanding borrowings with ACBB at June 30, 2026 and December 31, 2025.

At June 30, 2026, we had unfunded commitments on construction and multi-family mortgage loans of $507.4 million, outstanding commitments to originate loans of $292.2 million, unfunded commitments under commercial and industrial loans lines of credit of $70.2 million, and unfunded standby letters of credit of $14.2 million. At June 30, 2026, certificates of deposit scheduled to mature in less than one year totaled $682.1 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In the event a significant portion of our deposits are not retained by us, we will have to utilize other funding sources, such as various types of sourced deposits, or Federal Reserve Bank borrowings, in order to maintain our level of assets. Alternatively, we could reduce our level of liquid assets, such as our cash and cash equivalents. In addition, the cost of such deposits may be significantly higher or lower depending on market interest rates at the time of renewal.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its stockholders and for the repurchase, if any, of its shares of common stock. At June 30, 2026, the Company had liquid assets of $6.2 million and $1.9 million in loan participations originated by the Bank which are held by the Company.

Off-Balance Sheet Arrangements

For the three and six months ended June 30, 2026, we did not engage in any off-balance sheet transactions reasonably likely to have a material adverse effect on our financial condition, results of operations or cash-flows.

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

Our objective is to manage our interest rate risk by determining whether a given movement in interest rates affects our net interest income and the market value of our portfolio equity in a positive or negative way and to execute strategies to maintain interest rate risk within established limits. The results at June 30, 2026 indicate the level of risk within the parameters of our model. Our management believes that the June 30, 2026 results indicate a profile that reflects interest rate risk exposures in both rising and declining rate environments for both net interest income and economic value.

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

If the results produce quantifiable interest rate risk exposure beyond our limits, then the testing will have served as a monitoring mechanism to allow us to initiate asset/liability strategies designed to reduce and therefore mitigate interest rate risk. The table below sets forth an approximation of our interest rate risk exposure. The simulation uses projected repricing of assets and liabilities at June 30, 2026. The income simulation analysis presented represents a one-year impact of the interest scenario assuming a static balance sheet. Various assumptions are made regarding the prepayment speed and optionality of loans, investment securities and deposits, which are based on analysis and market information. The assumptions regarding optionality, such as prepayments of loans and the effective lives and repricing of non-maturity deposit products, are documented periodically through evaluation of current market conditions and historical correlations to our specific asset and liability products under varying interest rate scenarios.

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

The table below sets forth, as of June 30, 2026, NorthEast Community Bank’s net portfolio value, the estimated changes in our net portfolio value and net interest income that would result from the designated instantaneous parallel changes in market interest rates.

	Twelve Month
	Net Interest Income	Net Portfolio Value
	Percent		Percent
Change in Interest Rates (Basis Points)	of Change	Estimated NPV	of Change
+200	14.81%	$363,311	(5.19)%
+100	7.47	373,292	(2.59)
0	—	383,213	—
-100	(8.40)	390,291	1.85
-200	(16.36)%	390,497	1.90%

As of June 30, 2026, based on the scenarios above, net interest income would increase by approximately 7.47% to 14.81%, over a one-year time horizon in a rising interest rate environment. One-year net interest income would decrease by approximately 8.40% to 16.36% in a declining interest rate environment over the same period.

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

Overall, our June 30, 2026 results indicate that we are adequately positioned with an acceptable net interest income and economic value at risk and that all interest rate risk results continue to be within our policy guidelines.

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

Item 1A. Risk Factors

For information regarding the Company’s risk factors, refer to “Item 1A: Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission on March 13, 2026. As of June 30, 2026, the risk factors of the Company have not changed materially from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

The following table provides information on repurchases by the Company of its common stock under the Company’s stock repurchase program during the three months ended June 30, 2026:

			Total Number of Shares	Maximum Number of
			Purchased as Part of	Shares that May Yet Be
	Total Number of	Average Price Paid	Publicly Announced	Purchased Under the
Period	Shares Purchased	Per Share	Plans or Programs	Plans or Programs
April 1 - 30, 2026	-	$-	-	1,203,997
May 1 - 31, 2026	28,562	24.12	28,562	1,175,435
June 1 - 30, 2026	14,894	24.19	14,894	1,160,541
Total	43,456		43,456

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended June 30, 2026, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

Item 6. Exhibits

See Exhibit Index.

EXHIBIT INDEX

Exhibit No.	Description
31.1†	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of NorthEast Community Bancorp, Inc.

31.2†	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of NorthEast Community Bancorp, Inc.

32.0†

Certification of Chief Executive Officer and Chief Financial Officer of NorthEast Community Bancorp, Inc. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.0†

The following materials from the Company’s Quarterly Report to Stockholders on Form 10-Q for the quarter ended June 30, 2026, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholder’s Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

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

Date: August 7, 2026

NORTHEAST COMMUNITY BANCORP, INC.

By:	/s/ Kenneth A. Martinek
Name:	Kenneth A. Martinek
Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Donald S. Hom
Name:	Donald S. Hom
Title:	Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)