Form 10-Q
period 2026-09-30
NorthEast Community Bancorp, Inc./MD/
filed 2026-11-06
CIK 1847398

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

As of November 4, 2026, there were 13,770,402 shares of the registrant’s common stock outstanding.

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

NORTHEAST COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	September 30,	December 31,
	2026	2025

	(In thousands, except share
	and per share amounts)
ASSETS
Cash and amounts due from depository institutions	$7,711	$10,456
Interest-bearing deposits	64,918	70,719
Total cash and cash equivalents	72,629	81,175
Certificates of deposit	100	100
Equity securities	26,229	26,570
Securities held-to-maturity (net of allowance for credit losses of $135 and $126, respectively)	18,674	18,315
Loans receivable	2,020,340	1,860,066
Deferred loan costs, net	36	268
Allowance for credit losses	(4,723)	(4,731)
Net loans	2,015,653	1,855,603
Premises and equipment, net	25,038	25,377
Investments in restricted stock, at cost	543	410
Bank owned life insurance	26,990	26,433
Accrued interest receivable	12,854	12,228
Property held for investment	1,306	1,334
Right of Use Assets – Operating	4,114	4,656
Right of Use Assets – Financing	340	343
Other assets	11,567	10,964
Total assets	$2,216,037	$2,063,508
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing	$325,624	$271,924
Interest bearing	1,493,944	1,344,977
Total deposits	1,819,568	1,616,901
Advance payments by borrowers for taxes and insurance	2,875	2,352
Borrowings	-	70,000
Lease Liability – Operating	4,297	4,796
Lease Liability – Financing	464	434
Accounts payable and accrued expenses	18,183	17,325
Total liabilities	1,845,387	1,711,808

See notes to interim unaudited consolidated financial statements.

NORTHEAST COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (continued)

(Unaudited)

	September 30,	December 31,
	2026	2025

	(In thousands, except share
	and per share amounts)
Stockholders’ equity:
Preferred stock, $0.01 par value; 25,000,000 shares authorized; none issued or outstanding	$—	$—
Common stock, $0.01 par value; 75,000,000 shares authorized; 13,766,631 shares and 13,963,432 shares outstanding, respectively	138	140
Additional paid-in capital	108,957	111,575
Unearned Employee Stock Ownership Plan (“ESOP”) shares	(4,827)	(5,218)
Retained earnings	266,107	244,970
Accumulated other comprehensive income	275	233
Total stockholders’ equity	370,650	351,700
Total liabilities and stockholders’ equity	$2,216,037	$2,063,508

See notes to interim unaudited consolidated financial statements.

NORTHEAST COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(In thousands, except		(In thousands, except
	per share amounts)		per share amounts)
INTEREST INCOME:
Loans	$37,858	$38,281	$108,074	$111,903
Interest-earning deposits	482	716	1,638	2,824
Securities	331	282	988	798
Total Interest Income	38,671	39,279	110,700	115,525
INTEREST EXPENSE:
Deposits	11,409	11,929	33,421	37,915
Borrowings	1,159	1,401	2,372	2,303
Financing lease	10	10	30	29
Total Interest Expense	12,578	13,340	35,823	40,247
Net Interest Income	26,093	25,939	74,877	75,278
Provision for credit loss	—	—	860	237
Net Interest Income after Provision for Credit Loss	26,093	25,939	74,017	75,041
NON-INTEREST INCOME:
Other loan fees and service charges	688	638	1,907	1,989
Loss on disposition of equipment	(10)	-	(10)	-
Earnings on bank owned life insurance	193	177	557	514
Unrealized (loss) gain on equity securities	(1,098)	170	(1,341)	521
Other	42	29	140	83
Total Non-Interest (Loss) Income	(185)	1,014	1,253	3,107
NON-INTEREST EXPENSES:
Salaries and employee benefits	5,459	5,416	17,448	17,000
Occupancy expense	764	738	2,426	2,227
Equipment	235	225	679	695
Outside data processing	711	814	2,232	2,307
Advertising	22	115	108	340
Real estate owned expense	—	238	—	515
Other	3,562	2,805	9,358	8,394
Total Non-Interest Expenses	10,753	10,351	32,251	31,478
INCOME BEFORE PROVISION FOR INCOME TAXES	15,155	16,602	43,019	46,670
PROVISION FOR INCOME TAXES	4,483	4,737	12,600	13,068
NET INCOME	$10,672	$11,865	$30,419	$33,602

EARNINGS PER COMMON SHARE – BASIC	$0.81	$0.90	$2.31	$2.54
EARNINGS PER COMMON SHARE – DILUTED	0.79	0.87	2.25	2.47
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC	13,131	13,252	13,156	13,228
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – DILUTED	13,566	13,632	13,537	13,626

See notes to interim unaudited consolidated financial statements.

NORTHEAST COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(In thousands)		(In thousands)
Net Income	$10,672	$11,865	$30,419	$33,602
Other comprehensive income:
Defined benefit pension:
Reclassification adjustments out of accumulated other comprehensive income:
Amortization of actuarial gain	(6)	(5)	(21)	(20)
Actuarial gain arising during period	29	19	79	28
Total	23	14	58	8
Income tax effect	(6)	(5)	(16)	(3)
Total other comprehensive income	17	9	42	5
Total Comprehensive Income	$10,689	$11,874	$30,461	$33,607

See notes to interim unaudited consolidated financial statements.

NORTHEAST COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Three and Nine months Ended September 30, 2026 and 2025

(Unaudited)

						Accumulated
			Additional			Other
	Number of	Common	Paid- in	Unearned	Retained	Comprehensive
	Shares, net	Stock	Capital	ESOP Shares	Earnings	Income	Total

	(In thousands, except share and per share amounts)

Balance – December 31, 2025	13,963,432	$140	$111,575	$(5,218)	$244,970	$233	$351,700
Net income	—	—	—	—	9,952	—	9,952
Other comprehensive income	—	—	—	—	—	8	8
Cash dividend declared ($0.20 per share)	—	—	—	—	(2,658)	—	(2,658)
Stock repurchases	(163,265)	(2)	(3,607)	—	—	—	(3,609)
Compensation expense related to restricted stock awards	—	—	308	—	—	—	308
Compensation expense related to stock options	—	—	239	—	—	—	239
Stock option exercise	15,240	—	37	—	—	—	37
ESOP shares earned	—	—	178	130	—	—	308
Balance - March 31, 2026	13,815,407	$138	$108,730	$(5,088)	$252,264	$241	$356,285
Net income	—	—	—	—	9,795	—	9,795
Other comprehensive income	—	—	—	—	—	17	17
Cash dividend declared ($0.25 per share)	—	—	—	—	(3,313)	—	(3,313)
Stock repurchases	(43,456)	—	(1,060)	—	—	—	(1,060)
Compensation expense related to restricted stock awards	—	—	308	—	—	—	308
Compensation expense related to stock options	—	—	213	—	—	—	213
ESOP shares earned	—	—	192	131	—	—	323
Balance - June 30, 2026	13,771,951	$138	$108,383	$(4,957)	$258,746	$258	$362,568
Net income	—	—	—	—	10,672	—	10,672
Other comprehensive income	—	—	—	—	—	17	17
Cash dividend declared ($0.25 per share)	—	—	—	—	(3,311)	—	(3,311)
Stock repurchases	(7,320)	—	(168)	—	—	—	(168)
Compensation expense related to restricted stock awards	—	—	308	—	—	—	308
Compensation expense related to stock options	—	—	215	—	—	—	215
Stock option exercise	2,000	—	—	—	—	—	—
ESOP shares earned	—	—	219	130	—	—	349
Balance – September 30, 2026	13,766,631	$138	$108,957	$(4,827)	$266,107	$275	$370,650

						Accumulated
			Additional			Other
	Number of	Common	Paid- in	Unearned	Retained	Comprehensive
	Shares, net	Stock	Capital	ESOP Shares	Earnings	Income	Total

	(In thousands, except share and per share amounts)

Balance – December 31, 2024	14,016,254	$140	$110,091	$(6,088)	$213,974	$224	$318,341
Net income	—	—	—	—	10,567	—	10,567
Other comprehensive loss	—	—	—	—	—	(13)	(13)
Cash dividend declared ($0.20 per share)	—	—	—	—	(2,683)	—	(2,683)
Stock repurchases	—	—	—	—	—	—	—
Compensation expense related to restricted stock awards	—	—	293	—	—	—	293
Compensation expense related to stock options	—	—	185	—	—	—	185
Stock option exercise	7,122	—	—	—	—	—	—
ESOP shares earned	—	—	302	218	—	—	520
Balance - March 31, 2025	14,023,376	$140	$110,871	$(5,870)	$221,858	$211	$327,210
Net income	—	—	—	—	11,170	—	11,170
Other comprehensive income	—	—	—	—	—	9	9
Cash dividend declared ($0.20 per share)	—	—	—	—	(2,683)	—	(2,683)
Compensation expense related to restricted stock awards	—	—	293	—	—	—	293
Compensation expense related to stock options	—	—	186	—	—	—	186
ESOP shares earned	—	—	274	217	—	—	491
Balance - June 30, 2025	14,023,376	$140	$111,624	$(5,653)	$230,345	$220	$336,676
Net income	—	—	—	—	11,865	—	11,865
Other comprehensive income	—	—	—	—	—	9	9
Cash dividend declared ($0.40 per share)	—	—	—	—	(5,367)	—	(5,367)
Stock repurchases	(6,350)	—	(142)	—	—	—	(142)
Compensation expense related to restricted stock awards	—	—	301	—	—	—	301
Compensation expense related to stock options	—	—	206	—	—	—	206
Stock option exercise	2,774	—	17	—	—	—	17
Restricted stock award	7,440	—	—	—	—	—	—
ESOP shares earned	—	—	260	218	—	—	478
Balance - September 30, 2025	14,027,240	$140	$112,266	$(5,435)	$236,843	$229	$344,043

See notes to interim unaudited consolidated financial statements.

NORTHEAST COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2026	2025

	(In thousands)
Cash Flows from Operating Activities:
Net income	$30,419	$33,602
Adjustments to reconcile net income to net cash provided by operating activities:
Net (accretion) amortization of securities premiums and discounts	(6)	4
Provision for credit losses	860	237
Depreciation	841	873
Net accretion of deferred loan fees and costs	(131)	(288)
Deferred income tax benefit	(896)	(324)
Unrealized loss (gain) recognized on equity securities	1,341	(521)
Impairment of real estate owned	-	222
Earnings on bank owned life insurance	(557)	(514)
Loss on dispositions of premises and equipment	10	-
ESOP compensation expense	980	1,489
Compensation expense related to stock options	667	577
Compensation expense related to restricted stock	924	887
(Increase) Decrease in accrued interest receivable	(626)	687
Decrease in other assets	866	2,154
(Decrease) Increase in accounts payable and accrued expenses	(163)	1,531
Net Cash Provided by Operating Activities	34,529	40,616
Cash Flows from Investing Activities:
Net increase in loans	(162,819)	(57,393)
Net proceeds from loan participation	2,332	735
Principal repayments on securities held-to-maturity	1,609	814
Purchase of securities held-to-maturity	(1,970)	(2,510)
Purchase of marketable equity securities	(1,000)	(3,000)
Purchase of FHLB stock	(133)	(688)
Redemptions of FHLB stock	-	675
Purchases of premises and equipment	(512)	(1,575)
Net Cash Used in Investing Activities	(162,493)	(62,942)
Cash Flows from Financing Activities:
Net increase (decrease) in deposits	202,667	(154,981)
Net (repayment) proceeds from borrowings	(70,000)	170,000
Stock repurchases	(4,837)	(142)
Stock option exercised	37	17
Increase in advance payments by borrowers for taxes and insurance	523	1,222
Cash dividends paid	(8,972)	(7,712)
Net Cash Provided by Financing Activities	119,418	8,404
Net Decrease in Cash and Cash Equivalents	(8,546)	(13,922)
Cash and Cash Equivalents – Beginning	81,175	78,259
Cash and Cash Equivalents – Ending	$72,629	$64,337

See notes to interim unaudited consolidated financial statements.

NORTHEAST COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

	Nine Months Ended September 30,
	2026	2025

	(In thousands)
Supplementary Cash Flows Information:
Income taxes paid:
Federal	$8,000	$7,500
State and local¹	4,426	3,117
Total income taxes paid	$12,426	$10,617
Interest paid	$35,977	$39,009
Supplementary Disclosure of Non-Cash Investing and Financing Activities:
Recognition of right of use asset – operating	$—	$912
Recognition of lease liability – operating	$—	$912
Sale of real estate owned	$—	$4,353
Dividends declared and not paid	$3,416	$5,611

(1)	For the years presented New York State, New York City, and Massachusetts make up 100% of the tax effect in this category.

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

New England Commercial Properties LLC (“NECP”), a New York limited liability company and wholly owned subsidiary of the Bank, was formed in October 2007 to facilitate the purchase or lease of real property by the Bank. NECP currently does not own any property.

NECB Financial Services Group, LLC (“NECB Financial”), a New York limited liability company and wholly owned subsidiary of the Bank, was formed in the third quarter of 2012 to sell life insurance and fixed rate annuities. NECB Financial is licensed in New York State. This subsidiary is currently inactive.

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

The Company’s lending exposures include outstanding loan balances, loans-in-process, and unfunded commitments. As of September 30, 2026 and December 31, 2025, the Company had lending exposures of $1.1 billion and $827.8 million in the Bronx, $546.1 million and $533.3 million in Orange County, $387.8 million and $364.2 million in Rockland County, and $99.3 million and $150.3 million in Sullivan County, respectively. The increase in total lending exposure reflects continued growth in construction lending activity. Compared to December 31, 2025, the Company’s lending exposure as of September 30, 2026 increased by $300.0 million, or 36.2%, in the Bronx, by $12.8 million, or 2.4%, in Orange County, and by $23.6 million, or 6.5%, in Rockland County.

At September 30, 2026, the Company had a total of $106.7 million, or 6.9%, of construction loans located in Rockland, Orange, and Sullivan Counties related to office space or other commercial-use properties within these high demand, high absorption areas.

Note 2 — Regulatory Capital

The Company and the Bank are subject to regulatory capital requirements promulgated by the federal banking agencies. The Federal Reserve establishes capital requirements, including well capitalized standards, for the consolidated bank holding company, and the FDIC has similar requirements for the Company’s subsidiary bank. However, the Federal Reserve has provided a “small bank holding company” exception to its consolidated capital requirements for holding companies, and legislation and the related issuance of regulations by the Federal Reserve Board have established the current threshold for the exception at $3.0 billion in total consolidated assets. As a result, the Company will not be subject to the consolidated holding company capital requirement until such time as its consolidated assets exceed $3.0 billion. The Bank met all capital adequacy requirements to which it was subject as of September 30, 2026 and December 31, 2025.

The following table presents information about the Bank’s capital levels at the dates presented:

			Regulatory Capital Requirements
			Minimum Capital					For Classification as
	Actual		Adequacy(1)					Well-Capitalized
	Amount	Ratio	Amount			Ratio		Amount			Ratio

	(Dollars in Thousands)
As of September 30, 2026:
Total capital (to risk-weighted assets)	$363,544	15.15%	$	≥	191,978	≥	8.00%	$	≥	239,972	≥	10.00%
Tier 1 capital (to risk-weighted assets)	357,553	14.90		≥	143,983	≥	6.00		≥	191,978	≥	8.00
Common equity tier 1 capital (to risk-weighted assets)	357,553	14.90		≥	107,988	≥	4.50		≥	155,982	≥	6.50
Core (Tier 1) capital (to adjusted total assets)	357,553	16.79		≥	85,157	≥	4.00		≥	106,447	≥	5.00
As of December 31, 2025:
Total capital (to risk-weighted assets)	$339,973	15.62%	$	≥	174,106	≥	8.00%	$	≥	217,632	≥	10.00%
Tier 1 capital (to risk-weighted assets)	334,266	15.36		≥	130,579	≥	6.00		≥	174,106	≥	8.00
Common equity tier 1 capital (to risk-weighted assets)	334,266	15.36		≥	97,934	≥	4.50		≥	141,461	≥	6.50
Core (Tier 1) capital (to adjusted total assets)	334,266	16.39		≥	81,556	≥	4.00		≥	101,945	≥	5.00
(1)	Ratios do not include the capital conservation buffer.

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

The following table sets forth the computations of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(In Thousands, except per share data)		(In Thousands, except per share data)
Net income (basic and diluted)	$10,672	$11,865	$30,419	$33,602

Weighted average shares issued	13,768	14,025	13,806	14,023
Less: Weighted average unearned ESOP shares	(487)	(551)	(500)	(573)
Less: Weighted average unvested restricted shares	(150)	(222)	(150)	(222)
Basic weighted average shares outstanding	13,131	13,252	13,156	13,228
Add: Dilutive effect of restricted stock	80	97	65	93
Add: Dilutive effect of stock options	355	283	316	305
Diluted weighted average shares outstanding	13,566	13,632	13,537	13,626
Anti-dilutive shares excluded from the calculation of dilutive effect of common share equivalents				—

Net income per share
Basic	$0.81	$0.90	$2.31	$2.54
Diluted	$0.79	$0.87	$2.25	$2.47

Note 4 — Equity Securities

The following table is the schedule of equity securities at September 30, 2026 and December 31, 2025. Our equity securities portfolio consists of our investment in a market-rate bond mutual fund that invests in high-quality fixed income bonds, mainly government agency securities whose proceeds are designed to positively impact community development throughout the United States. The mutual fund focuses exclusively on providing affordable housing for low- and moderate-income borrowers and renters within our delineated lending areas, including those in majority minority census tracts. The high-quality fixed income bonds consist of 90% agency mortgage-backed securities and 10% state and municipal bonds. All agency mortgage-backed securities are issued by U.S. government entities and agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses.

	September 30,	December 31,
	2026	2025

	(In Thousands)
Equity Securities, at Fair Value	$26,229	$26,570

The following is a summary of unrealized gain or loss recognized in net income on equity securities during the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(In Thousands)		(In Thousands)

Net unrealized (loss) gain recognized on equity securities during the period	$(1,098)	$170	$(1,341)	$521
Less: Net losses realized on the sale of equity securities during the period	—	—	—	—
Unrealized net (loss) gain recognized on equity securities held at the reporting date	$(1,098)	$170	$(1,341)	$521

Note 5 — Securities Held-to-Maturity

The following table summarizes the Company’s portfolio of securities held-to-maturity at September 30, 2026 and December 31, 2025.

	September 30, 2026
		Gross	Gross		Allowance
	Amortized	Unrealized	Unrealized	Fair	for
	Cost	Gains	Losses	Value	Credit Loss

	(In Thousands)
Mortgage-backed securities – residential:
Government National Mortgage Association	$288	$1	$—	$289	$—
Federal Home Loan Mortgage Corporation	616	—	86	530	—
Federal National Mortgage Association	1,188	—	128	1,060	—
Collateralized mortgage obligations – GSE	2,576	—	667	1,909	—
Total mortgage-backed securities	4,668	1	881	3,788	—
Municipal Bonds	14,141	—	2,639	11,502	135
	$18,809	$1	$3,520	$15,290	$135

	December 31, 2025
		Gross	Gross		Allowance
	Amortized	Unrealized	Unrealized	Fair	for
	Cost	Gains	Losses	Value	Credit Loss

	(In Thousands)
Mortgage-backed securities – residential:
Government National Mortgage Association	$327	$4	$—	$331	$—
Federal Home Loan Mortgage Corporation	684	—	65	619	—
Federal National Mortgage Association	1,390	—	100	1,290	—
Collateralized mortgage obligations – GSE	2,673	—	551	2,122	—
Total mortgage-backed securities	5,074	4	716	4,362	—
Municipal Bonds	13,367	—	2,202	11,165	126
	$18,441	$4	$2,918	$15,527	$126

Contractual final maturities of mortgage-backed securities and municipal bonds were as follows at September 30, 2026:

	September 30, 2026
	Amortized	Fair
	Cost	Value

	(In Thousands)
Due within one year	$1,702	$1,566
Due after one but within five years	4,716	4,163
Due after five but within ten years	3,836	3,073
Due after ten years	8,555	6,488
	$18,809	$15,290

The maturities shown above are based upon contractual final maturity. Actual maturities will differ from contractual maturities due to scheduled monthly repayments and due to the underlying borrowers having the right to prepay their obligations.

The activity in the allowance for credit losses for debt securities held-to-maturity for the three and nine months ended September 30, 2026 and 2025 was as follows:

Municipal Bonds
Balance – December 31, 2025	$126
Provision for credit loss	-
Balance – March 31, 2026	$126
Provision for credit loss	9
Balance – June 30, 2026	$135
Provision for credit loss	-
Balance – September 30, 2026	$135

Municipal Bonds
Balance – December 31, 2024	$126
Provision for credit loss	-
Balance – March 31, 2025	$126
Provision for credit loss	-
Balance – June 30, 2025	$126
Provision for credit loss	-
Balance – September 30, 2025	$126

At September 30, 2026, eleven mortgage-backed securities had unrealized losses due to interest rate volatility. Management concluded that the unrealized losses reflected above were temporary in nature since the unrealized losses were related primarily to market interest rate volatility, and were not related to the underlying credit quality of the issuers of the securities. Additionally, the Company has the ability and intent to hold the securities for the time necessary to recover the amortized cost. At December 31, 2025, there were eleven mortgage-backed securities that had unrealized losses due to interest rate volatility.

Credit Quality Indicators

The held to maturity securities portfolio consists of agency mortgage-backed securities and municipal bonds. All agency mortgage-backed securities are issued by U.S. government entities and agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. At September 30, 2026, the nine municipal bonds in the portfolio carried no lower than A ratings from the rating agencies and had no realized losses since they were issued. At December 31, 2025, the ten municipal bonds in the portfolio carried no lower than A ratings from the rating agencies and had no realized losses since they were issued. The Company regularly monitors the municipal bonds sector of the market and reviews collectability including such factors as the financial condition of the issuers as well as credit ratings in effect as of the reporting period.

Note 6 — Loans Receivable and the Allowance for Credit Losses

The composition of loans was as follows at September 30, 2026 and December 31, 2025:

	September 30,	December 31,
	2026	2025

	(In Thousands)
Residential real estate:
One-to-four family	$3,010	$3,114
Multi-family	301,486	306,508
Mixed-use	21,862	25,197
Total residential real estate	326,358	334,819
Non-residential real estate	36,907	38,463
Construction	1,543,624	1,336,329
Commercial and industrial	113,408	150,397
Consumer	43	58
Total Loans	2,020,340	1,860,066
Deferred loan costs, net	36	268
Allowance for credit losses	(4,723)	(4,731)
	$2,015,653	$1,855,603

Loans serviced for the benefit of others, which are not included in the amounts shown above, totaled approximately $21.5 million and $53.3 million at September 30, 2026 and December 31, 2025, respectively. The value of mortgage servicing rights was not material at September 30, 2026 and December 31, 2025.

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

The activity in the allowance for credit loss by loan segment for the three and nine months ended September 30, 2026 and 2025 was as follows:

		Non-		Commercial
	Residential	residential		and
	Real Estate	Real Estate	Construction	Industrial	Consumer	Total

	(In Thousands)
Allowance for credit losses:
Balance -June 30, 2026	$1,547	$238	$2,188	$745	$34	$4,752
Charge-offs	—	—	—	—	(37)	(37)
Recoveries	—	—	—	—	8	8
Provision (reversal of)	(149)	(1)	308	(196)	38	—
Balance -September 30, 2026	$1,398	$237	$2,496	$549	$43	$4,723

		Non-		Commercial
	Residential	residential		and
	Real Estate	Real Estate	Construction	Industrial	Consumer	Total

	(In Thousands)
Allowance for credit losses:
Balance -June 30, 2025	$1,979	$229	$1,792	$677	$47	$4,724
Charge-offs	—	—	—	—	(75)	(75)
Recoveries	—	—	—	—	99	99
Provision (reversal of)	(203)	64	151	28	(40)	—
Balance – September 30, 2025	$1,776	$293	$1,943	$705	$31	$4,748

		Non-		Commercial
	Residential	residential		and
	Real Estate	Real Estate	Construction	Industrial	Consumer	Total

	(In Thousands)
Allowance for credit losses:
Balance - December 31, 2025	$1,646	$249	$2,035	$743	$58	$4,731
Charge-offs	—	—	—	(500)	(84)	(584)
Recoveries	—	—	—	—	8	8
Provision (reversal of)	(248)	(12)	461	306	61	568
Balance -September 30, 2026	$1,398	$237	$2,496	$549	$43	$4,723

		Non-		Commercial
	Residential	residential		and
	Real Estate	Real Estate	Construction	Industrial	Consumer	Total

	(In Thousands)
Allowance for credit losses:
Balance - December 31, 2024	$1,900	$308	$1,937	$520	$165	$4,830
Charge-offs	—	—	—	—	(677)	(677)
Recoveries	—	350	—	—	183	533
Provision (reversal of)	(124)	(365)	6	185	360	62
Balance – September 30, 2025	$1,776	$293	$1,943	$705	$31	$4,748

During the three months ended September 30, 2026, the provision expense recorded for construction loans was primarily attributed to increased loan balances. The reversal of the provision recorded for residential real estate loans was primarily attributed to decreased loan balances and reduced credit risks in loss given default projection. The reversal of the provision recorded for commercial and industrial loans was primarily attributed to decreased loan balances. The provision expense recorded for consumer loans was primarily attributed to a net charge off $29,000 in checking account overdrafts during the three months ended September 30, 2026.

During the three months ended September 30, 2025, the reversal of provision recorded for residential real estate loans was primarily attributed to newly originated high-quality muti-family loans coupled with decreased loss given default in the macroeconomic projection. The provision expense recorded for non-residential real estate loans and construction loans was primarily attributed to increased loan balances. The reversal of provision recorded for consumer loans was primarily attributed to a net recovery of $24,000 and decreased balance in checking account overdrafts during the three months ended September 30, 2025.

During the nine months ended September 30, 2026, the reversal of the provision recorded for residential real estate loans was primarily attributed to decreased loan balances and reduced credit risks in loss given default projection. The provision expense recorded for construction loans was primarily attributed to increased loan balances. The provision expense recorded for commercial and industrial loans was primarily attributed to a $500,000 loan charge off, offset by decreased loan balances. The provision expense recorded for consumer loans was primarily attributed to a $76,000 net charge off in checking account overdrafts during the nine months ended September 30, 2026.

During the nine months ended September 30, 2025, the reversal of provision recorded for residential real estate loans was primarily attributed to newly originated high-quality muti-family loans. The provision expense recorded for commercial and industrial loans was attributed to increased loan balances and slightly increased credit risk. The reversal of provision recorded for non-residential real estate loans was primarily attributed to a $350,000 recovery from a loan charged off in 2021. The provision expense recorded for consumer loans was primarily attributed to a $494,000 net charge off in checking account overdrafts during the nine months ended September 30, 2025.

At September 30, 2026, the Company had three individually evaluated loans comprised of one construction loan totaling $13.9 million and two commercial and industrial loans totaling $3.5 million. The three loans are secured by a seven story multi-family building with 63 apartment units and one ground floor commercial space occupied by a supermarket located in the Bronx, New York. The three loans are currently in foreclosure and placed on non-accrual status with no related allowance recorded at September 30, 2026. There were no non-accrual loans at December 31, 2025. There was no interest income recognized from non-accrual loans for the three and nine months ended September 30, 2026 and 2025.

The following tables provide information about delinquencies in our loan portfolio at the dates indicated.

Age Analysis of Past Due Loans as of September 30, 2026:

							Recorded
							Investment >
	30 – 59 Days	60 – 89 Days	Greater Than	Total Past		Total Loans	90 Days and
	Past Due	Past Due	90 Days	Due	Current	Receivable	Accruing

	(In Thousands)
Residential real estate:
One- to four-family	$—	$—	$—	$—	$3,010	$3,010	$—
Multi-family	—	—	—	—	301,486	301,486	—
Mixed-use	—	—	—	—	21,862	21,862	—
Non-residential real estate	—	—	—	—	36,907	36,907	—
Construction loans	—	—	13,873	13,873	1,529,751	1,543,624	—
Commercial and industrial loans	216	—	3,571	3,787	109,621	113,408	—
Consumer	—	—	—	—	43	43	—
	$216	$—	$17,444	$17,660	$2,002,680	$2,020,340	$—

Age Analysis of Past Due Loans as of December 31, 2025:

							Recorded
							Investment
	30 – 59 Days	60 – 89 Days	Greater Than	Total Past		Total Loans	> 90 Days and
	Past Due	Past Due	90 Days	Due	Current	Receivable	Accruing

	(In Thousands)
Residential real estate:
One- to four-family	$—	$—	$—	$—	$3,114	$3,114	$—
Multi-family	—	—	—	—	306,508	306,508	—
Mixed-use	—	—	—	—	25,197	25,197	—
Non-residential real estate	—	—	—	—	38,463	38,463	—
Construction loans	—	—	—	—	1,336,329	1,336,329	—
Commercial and industrial loans	—	—	—	—	150,397	150,397	—
Consumer	—	—	—	—	58	58	—
	$—	$—	$—	$—	$1,860,066	$1,860,066	$—

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

The following table presents the risk category of loans at September 30, 2026 by loan segment and vintage year:

							Line of Credit	Line of Credit
	Term Loans Amortized Costs Basis by Origination Year						Loans	Loans
							Amortized	Converted
September 30, 2026	2026	2025	2024	2023	2022	Prior	Cost Basis	to Term	Total
Residential real estate
Risk Rating
Pass	$-	$142,896	$11,899	$57,687	$63,593	$50,283	$-	$-	$326,358
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total	$-	$142,896	$11,899	$57,687	$63,593	$50,283	$-	$-	$326,358

Residential real estate
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Non-residential real estate
Risk Rating
Pass	$1,172	$10,869	$13,434	$1,501	$229	$9,702	$-	$-	$36,907
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total	$1,172	$10,869	$13,434	$1,501	$229	$9,702	$-	$-	$36,907

Non-residential real estate
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Construction
Risk Rating
Pass	$514,023	$553,039	$184,986	$146,712	$80,986	$30,705	$-	$19,300	$1,529,751
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	13,873	-	-	13,873
Doubtful	-	-	-	-	-	-	-	-	-
Total	$514,023	$553,039	$184,986	$146,712	$80,986	$44,578	$-	$19,300	$1,543,624

Construction
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Commercial and industrial
Risk Rating
Pass	$197	$6,093	$3,652	$1,049	$3,949	$1,297	$90,902	$2,698	$109,837
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	1,571	2,000	-	-	-	-	3,571
Doubtful	-	-	-	-	-	-	-	-	-
Total	$197	$6,093	$5,223	$3,049	$3,949	$1,297	$90,902	$2,698	$113,408

Commercial and industrial
Current period gross charge-offs	$-	$-	$-	$500	$-	$-	$-	$-	$500

Consumer
Risk Rating
Pass	$43	$-	$-	$-	$-	$-	$-	$-	$43
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total	$43	$-	$-	$-	$-	$-	$-	$-	$43

Consumer
Current period gross charge-offs	$84	$-	$-	$-	$-	$-	$-	$-	$84

Total
Risk Rating
Pass	$515,435	$712,897	$213,971	$206,949	$148,757	$91,987	$90,902	$21,998	$2,002,896
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	1,571	2,000	-	13,873	-	-	17,444
Doubtful	-	-	-	-	-	-	-	-	-
Total	$515,435	$712,897	$215,542	$208,949	$148,757	$105,860	$90,902	$21,998	$2,020,340
Total
Current period gross charge-offs	$84	$-	$-	$500	$-	$-	$-	$-	$584

The following table presents the risk category of loans at December 31, 2025 by loan segment and vintage year:

								Line of Credit	Line of Credit
	Term Loans Amortized Costs Basis by Origination Year							Loans	Loans
								Amortized	Converted
December 31, 2025	2025	2024	2023	2022	2021		Prior	Cost Basis	to Term	Total
Residential real estate
Risk Rating
Pass	$120,070	$11,768	$75,364	$64,588	$21,735		$41,068	$-	$-	$334,593
Special Mention	-	226	-	-	-		-	-	-	226
Substandard	-	-	-	-	-		-	-	-	-
Doubtful	-	-	-	-	-		-	-	-	-
Total	$120,070	$11,994	$75,364	$64,588	$21,735		$41,068	$-	$-	$334,819
Residential real estate
Current period gross charge-offs	$-	$-	$-	$-	$-		$-	$-	$-	$-

Non-residential real estate
Risk Rating
Pass	$11,013	$13,632	$1,531	$235	$1,606		$10,446	$-	$-	$38,463
Special Mention	-	-	-	-	-		-	-	-	-
Substandard	-	-	-	-	-		-	-	-	-
Doubtful	-	-	-	-	-		-	-	-	-
Total	$11,013	$13,632	$1,531	$235	$1,606		$10,446	$-	$-	$38,463
Non-residential real estate
Current period gross charge-offs	$-	$-	$-	$-	$-		$-	$-	$-	$-

Construction
Risk Rating
Pass	$445,820	$380,754	$233,309	$158,283	$75,970		$42,193	$-	$-	$1,336,329
Special Mention	-	-	-	-	-		-	-	-	-
Substandard	-	-	-	-	-		-	-	-	-
Doubtful	-	-	-	-	-		-	-	-	-
Total	$445,820	$380,754	$233,309	$158,283	$75,970		$42,193	$-	$-	$1,336,329
Construction
Current period gross charge-offs	$-	$-	$-	$-	$-		$-	$-	$-	$-

Commercial and industrial
Risk Rating
Pass	$6,431	$5,959	$3,590	$4,843	$18		$1,501	$127,705	$350	$150,397
Special Mention	-	-	-	-	-		-	-	-	-
Substandard	-	-	-	-	-		-	-	-	-
Doubtful	-	-	-	-	-		-	-	-	-
Total	$6,431	$5,959	$3,590	$4,843	$18		$1,501	$127,705	$350	$150,397
Commercial and industrial
Current period gross charge-offs	$-	$-	$-	$-	$-		$-	$-	$-	$-

Consumer
Risk Rating
Pass	$58	$-	$-	$-	$-	$		$-	$-	$58
Special Mention	-	-	-	-	-		-	-	-	-
Substandard	-	-	-	-	-		-	-	-	-
Doubtful	-	-	-	-	-		-	-	-	-
Total	$58	$-	$-	$-	$-		$-	$-	$-	$58
Consumer
Current period gross charge-offs	$702	$-	$-	$-	$-		$-	$-	$-	$702

Total
Risk Rating
Pass	$583,392	$412,113	$313,794	$227,949	$99,329		$95,208	$127,705	$350	$1,859,840
Special Mention	-	226	-	-	-		-	-	-	226
Substandard	-	-	-	-	-		-	-	-	-
Doubtful	-	-	-	-	-		-	-	-	-
Total	$583,392	$412,339	$313,794	$227,949	$99,329		$95,208	$127,705	$350	$1,860,066
Total
Current period gross charge-offs	$702	$-	$-	$-	$-		$-	$-	$-	$702

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

During the nine months ended September 30, 2026, one construction loan totaling $13.9 million and two commercial and industrial loans totaling $3.5 million were modified to one borrower experiencing financial difficulty. There were no loans modified to borrowers experiencing financial difficulty during the three months ended September 30, 2026 and during the year ended December 31, 2025, respectively.

The following table describes the financial effect of the modification made to the borrower experiencing financial difficulty:

	Interest Rate Reduction
	Weighted-average contractual interest rate
	From	To
Nine Months Ended September 30, 2026
Commercial and industrial	8.75%	5.75%
Construction	8.75%	5.75%

The performance of the loans made to the borrower experiencing financial difficulty in which modifications were made is closely monitored to determine the effectiveness of modification efforts. At September 30, 2026, the three loans were delinquent, placed on non-accrual status and currently in foreclosure.

Allowance for Credit Losses on Off-Balance Sheet Commitments:

The following table presents the activity in the allowance for credit losses related to off-balance sheet commitments, that is included in accounts payable and accrued expenses on the consolidated statement of financial condition, for the three and nine months ended September 30, 2026 and 2025:

During the nine months ended September 30, 2026, the provision expense recorded was primarily due to increased balances in unfunded loan commitments.

Allowance for Credit Loss
Balance – December 31, 2025	$879
Provision for credit loss	112
Balance – March 31, 2026	$991
Provision for credit loss	171
Balance – June 30, 2026	$1,162
Provision for credit loss	-
Balance – September 30, 2026	$1,162

Allowance for Credit Loss
Balance – December 31, 2024	$704
Provision for credit loss	175
Balance – March 31, 2025	$879
Provision for credit loss	-
Balance – June 30, 2025	$879
Provision for credit loss	-
Balance – September 30, 2025	$879

Note 7 — Borrowings

Our borrowings are primarily from the Discount Window at the Federal Reserve Bank of New York (“FRBNY”). On August 30, 2023, the FRBNY approved the Company’s eligibility to pledge loans under the Borrower-in-Custody program of the FRBNY thereby allowing the Company to borrow from the Discount Window at the FRBNY. At September 30, 2026, there were no borrowings from the FRBNY. At December 31, 2025, borrowings from the FRBNY totaled $70.0 million, bearing an interest rate of 3.75%.

At September 30, 2026, the Company had the ability to borrow $1.0 billion from the FRBNY, and $8.0 million from Atlantic Community Bankers Bank (“ACBB”).

Note 8 — Benefits Plans

Outside Director Retirement Plan (“DRP”)

The DRP is an unfunded non-contributory defined benefit pension plan covering all non-employee directors meeting eligibility requirements as specified in the plan document. The following table sets forth information regarding the components of net pension periodic expense measured for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(Dollars In Thousands)		(Dollars In Thousands)
Net periodic pension expense:
Service cost	$26	$26	$82	$73
Interest cost	24	24	69	67
Amortization of actuarial gain	(6)	(5)	(21)	(20)
Total net periodic pension expense included in other non-interest expenses	$44	$45	$130	$120

Unrecognized net gain of $29,000 and $19,000 for the three months, and $79,000 and $28,000 for the nine months ended September 30, 2026 and 2025, respectively, were included in accumulated other comprehensive income along with the amortization in the table above.

Supplemental Executive Retirement Plan (“SERP”)

The SERP is a non-contributory defined benefit plan that covers certain officers of the Company. Under the SERP, each of these individuals will be entitled to receive upon retirement an annual benefit paid in monthly installments equal to 50% of the executive’s average base salary in the three-year period preceding retirement. Each individual may also retire early and receive a reduced benefit upon the attainment of certain age and years of service combination. Additional terms related to death while employed, death after retirement, disability before retirement and termination of employment are fully described within the plan document. The benefit payment term is the greater of 15 years or the executive’s remaining life.

At September 30, 2026 and December 31, 2025, the deferred compensation liability related to the SERP was $5.7 million and $5.3 million, respectively. Expenses of $143,000 and $146,000 for the three months, and $438,000 and $432,000 for the nine months ended September 30, 2026 and 2025, respectively, were recorded for this plan and are reflected in the Consolidated Statements of Income under Salaries and Employee Benefits.

Stock-Based Deferral Plan

In June 2021, the Company established a stock-based deferral plan for eligible key executives and members of the Board of Directors of the Company to elect to defer compensation received from the Company for their services and make deemed investments of that deferred compensation in shares of the Company’s common stock. At September 30, 2026, the Company did not have any obligations under the plan.

401(k) Plan

The Company maintains a 401(k) plan for all eligible employees. Participants are permitted to contribute from 1% to 15% or 60% of their annual compensation up to the maximum permitted under the Internal Revenue Code. The Company provided no matching contributions during the three and nine months ended September 30, 2026 and 2025.

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

Each year, the Bank makes discretionary contributions to the ESOP equal to the principal and interest payment required on the loans from the Company. The ESOP may further pay down the principal balance of the loans by using dividends paid, if any, on the shares of Company common stock it owns. The first ESOP loan was paid off in full at December 31, 2025. The balance remaining on the second ESOP loan was $5,529,000 at both September 30, 2026 and December 31, 2025.

Shares purchased for the ESOP with the loan proceeds serve as collateral for the loan and are held in a suspense account for future allocation among ESOP participants. As the loan principal is repaid, shares will be released from the suspense account and become eligible for allocation, subject to the allocation provisions included in the ESOP governing document.

ESOP shares initially pledged as collateral were recorded as unearned ESOP shares in the stockholders’ equity section of the Consolidated Statement of Financial Condition. Thereafter, on a monthly basis over the terms of the ESOP loans, approximately 2,894 shares for the ESOP loan made in 2006 and approximately 4,348 shares for the ESOP loan made in 2021 are committed to be released, respectively. Compensation expense is recorded in an amount equal to the shares committed to be released multiplied by the average closing price of the Company’s stock during that month. ESOP expense totaled approximately $349,000 and $478,000 for the three months, and $980,000 and $1,489,000 for the nine months ended September 30, 2026 and 2025, respectively. Dividends on unallocated shares, which totaled approximately $131,000 and $243,000 for the three months, and $365,000 and $486,000 for the nine months ended September 30, 2026 and 2025, respectively, are recorded as a reduction of the ESOP loan. Dividends on allocated shares, which totaled approximately $239,000 and $347,000 for the three months, and $669,000 and $694,000 for the nine months ended September 30, 2026 and 2025, respectively, are charged to retained earnings.

ESOP shares are summarized as follows:

	September 30,	December 31,
	2026	2025
Allocated shares	955,590	868,678
Shares committed to be released	39,141	86,912
Unearned shares	482,678	521,819
Total ESOP Shares	1,477,409	1,477,409
Less allocated shares distributed to former or retired employees	(218,352)	(188,412)
Total ESOP Shares Held by Trustee	1,259,057	1,288,997
Fair value of unearned shares	$12,564,108	$11,798,328

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

The level of the asset or liability within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The following table sets forth the Company’s assets that are carried at fair value on a recurring basis and the level that was used to determine their fair value at September 30, 2026 and December 31, 2025:

	Quoted Prices in		Significant Other		Significant		Total Carried
	Active Markets for		Observable		Unobservable		at Fair
	Identical Assets		Inputs		Inputs		Value on a
	(Level 1)		(Level 2)		(Level 3)		Recurring Basis
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
Description	2026	2025	2026	2025	2026	2025	2026	2025
Assets:
Marketable equity securities:
Mutual funds	$26,229	$26,570	$—	$—	$—	$—	$26,229	$26,570
Total assets	$26,229	$26,570	$—	$—	$—	$—	$26,229	$26,570

There were no transfers between Level 1 and 2 during the three and nine months ended September 30, 2026 or the year ended December 31, 2025. The Company did not have any liabilities that were carried at fair value on a recurring basis at September 30, 2026 and December 31, 2025.

The following table sets forth the Company’s assets that are carried at fair value on a non-recurring basis and the level that was used to determine their fair value, at September 30, 2026 and December 31, 2025:

	Quoted Prices in		Significant Other		Significant		Total Carried
	Active Markets for		Observable		Unobservable		at Fair
	Identical Assets		Inputs		Inputs		Value on a
	(Level 1)		(Level 2)		(Level 3)		Non-Recurring Basis
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
Description	2026	2025	2026	2025	2026	2025	2026	2025

	(In Thousands)
Assets:
Collateral dependent loans	$—	$—	$—	$—	$17,444	$—	$17,444	$—
Total assets	$—	$—	$—	$—	$17,444	$—	$17,444	$—

The following tables present the qualitative information about non-recurring Level 3 fair value measurements of financial instruments at September 30, 2026:

	At September 30, 2026
	Fair	Valuation	Unobservable		Weighted
	Value	Technique	Input	Range	Average

	(In Thousands)
Assets:
Collateral dependent loans	$17,444	Income approach	Capitalization rate	6.25%	6.25%

The Company did not have any collateral dependent loans at December 31, 2025. The Company did not have any liabilities that were carried at fair value on a non-recurring basis at September 30, 2026 and December 31, 2025.

The methods and assumptions used to estimate fair value at September 30, 2026 and December 31, 2025 are as follows:

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

The carrying amounts and estimated fair value of our financial instruments are as follows:

			Fair Value at September 30, 2026
			Quoted
			Prices in
			Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
	Carrying		Assets	Inputs	Inputs
(In thousands)	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Cash and cash equivalents	$72,629	$72,629	$72,629	$—	$—
Certificates of deposit	100	100	—	100	—
Marketable equity securities	26,229	26,229	26,229	—	—
Securities held to maturity	18,674	15,290	—	15,290	—
Loans receivable, net	2,015,653	1,984,209	—	—	1,984,209
Investments in restricted stock	543	543	—	543	—
Accrued interest receivable	12,854	12,854	—	12,854	—
Financial Liabilities
Deposits	1,819,568	1,818,633	—	1,818,633	—

			Fair Value at December 31, 2025
			Quoted
			Prices in
			Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
	Carrying		Assets	Inputs	Inputs
(In thousands)	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Cash and cash equivalents	$81,175	$81,175	$81,175	$—	$—
Certificates of deposit	100	100	—	100	—
Marketable equity securities	26,570	26,570	26,570	—	—
Securities held to maturity	18,315	15,527	—	15,527	—
Loans receivable	1,855,603	1,853,900	—	—	1,853,900
Investments in restricted stock	410	410	—	410	—
Accrued interest receivable	12,228	12,228	—	12,228	—
Financial Liabilities
Deposits	1,616,901	1,619,565	—	1,619,565	—
Accrued interest payable	513	513	—	513	—
Borrowings	70,000	70,000	70,000	—	—

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

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals such as referral fees based on month end reports. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of September 30, 2026 and December 31, 2025, the Company did not have any significant contract balances.

All of the Company’s revenue from contracts with customers within the scope of ASC 606 is recognized within noninterest income. The following table presents the Company’s sources of noninterest income for the three and nine months ended September 30, 2026 and 2025. Sources of revenue outside the scope of ASC 606 are noted as such:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(In Thousands)		(In Thousands)
Non-interest (loss) income:
Deposit-related fees and charges	$19	$17	$55	$51
Loan-related fees and charges(1)	300	314	807	1,047
Electronic banking fees and charges	369	307	1,045	891
Gain on disposition of equipment(1)	(10)	—	(10)	—
Income from bank owned life insurance(1)	193	177	557	514
Unrealized (loss) gain on equity securities(1)	(1,098)	170	(1,341)	521
Miscellaneous(1)	42	29	140	83
Total non-interest (loss) income	$(185)	$1,014	$1,253	$3,107
(1)	Not within the scope of ASC 606.

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

Note 11 — Stock Compensation Plans

At a special meeting of shareholders held on September 29, 2022, the Company’s shareholders approved the Company’s 2022 Equity Incentive Plan whereby 1,369,771 shares of the Company’s common stock were reserved from authorized but unissued shares for purposes of grants of incentive stock options, nonqualified stock options, restricted stock, restricted stock units, performance shares and performance units to selected employees and non-employee directors of the Company. On May 21, 2026, the shareholders of the Company approved the Company’s 2026 Equity Incentive Plan whereby 204,335 shares of the Company’s common stock were reserved and available for issuance under the Plan.

The product of the number of shares granted and the grant date market price of the Company’s common stock determine the fair value of restricted stock under the Company’s Equity Incentive Plans. Management recognizes compensation expense for the fair value of restricted stock on a straight-line basis over the requisite service period for the entire award. As of September 30, 2026 and December 31, 2025, there were 204,335 and 19,335 aggregate shares available for future awards under the plans, respectively.

A summary of the Company’s restricted stock activity and related information for the three and nine months ended September 30, 2026 follows:

	2026
		Weighted
		Average
	Shares	Market Price
Outstanding at December 31, 2025	163,514	$14.92
Granted	—	—
Forfeited	—	—
Vested	—	—
Outstanding at March 31, 2026	163,514	$14.92
Granted	—	—
Forfeited	—	—
Vested	—	—
Outstanding at June 30, 2026	163,514	$14.92
Granted	—	—
Forfeited	—	—
Vested	27,200	14.92
Outstanding at September 30, 2026	136,314	$14.92

Compensation expense related to restricted stock was $308,000 and $301,000 for the three months, and $924,000 and $887,000 for the nine months ended September 30, 2026 and 2025, respectively. At September 30, 2026, the total compensation cost related to non-vested restricted stock awards that has not yet been recognized was $1.3 million, which cost is expected to be recognized over the next two years.

A summary of the Company’s stock option activity and related information for the three and nine months ended September 30, 2026 follows:

	2026
		Weighted
		Average
	Options	Exercise Price
Outstanding at December 31, 2025	878,416	$14.42
Granted	—	—
Forfeited	—	—
Exercised	15,240	12.95
Outstanding at March 31, 2026	863,176	$14.44
Granted	—	—
Forfeited	—	—
Exercised	—	—
Outstanding at June 30, 2026	863,176	$14.44
Granted	—	—
Forfeited	—	—
Exercised	2,000	14.08
Outstanding at September 30, 2026	861,176	$14.44
Exercisable at September 30, 2026	513,150	14.06

Compensation cost related to stock options is recognized based on the fair value of the stock options at the grant date on a straight-line basis over the vesting period. Compensation expense related to stock options was $215,000 and $206,000 for the three months, and $667,000 and $577,000 for the nine months ended September 30, 2026 and 2025, respectively. At September 30, 2026, unrecognized compensation cost related to stock option awards was $1.1 million which is expected to be recognized over the next two years.

Note 12 — Business Segments

While the chief decisionmakers monitor the revenue streams of the various products and services, operations are managed, and financial performance is evaluated on a Company-wide basis. Operating segments are aggregated into one as operating results for all segments are similar. Accordingly, all of the financial service operations are considered by management to be aggregated in one reportable operating segment. Substantially most of the Company’s operations occur through the Bank and involve the delivery of loan and deposit products to customers.

The Company’s chief operating decision maker is the Executive Committee that includes the Chief Executive Officer, Chief Operating Officer and Chief Financial Officer. The Executive Committee assesses performance of the Company on a consolidated basis and decides how to allocate resources based on net income that is also reported as net income on the Consolidated Statement of Income.

The Executive Committee uses net income, which is the measure of segment profit and loss, to evaluate income generated from segment assets (return on assets) and other measures, such as net interest margin, return on average assets, and return on common equity, in deciding how to reinvest profits, such as originating loans, investing in investment securities, or repurchasing shares of the Company’s common stock. Net income is used to monitor budget versus actual results. The Executive Committee also uses net income and other measures in comparing the Company to its peer banks. The comparison of the Company’s net income and other measures to its peer banks, along with the comparison of budgeted versus actual results, are used in assessing the Company’s performance and in establishing management compensation. Loans, investments, and deposits provide the revenues in the banking operations. Interest expense and payroll provide the significant expenses in the banking operations. All operations are domestic.

The following table presents the Company’s reported segment revenues, profit or loss and significant segment expenses for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(In Thousand)		(In Thousand)
Total interest income	$38,671	$39,279	$110,700	$115,525
Total interest expense	12,578	13,340	35,823	40,247
Net interest income	26,093	25,939	74,877	75,278
Provision for credit loss	—	—	860	237
Net interest income after provision for credit losses	26,093	25,939	74,017	75,041
Total non-interest (loss) income	(185)	1,014	1,253	3,107
Non-interest expense:
Salaries and employee benefits	5,459	5,416	17,448	17,000
Occupancy expense	764	738	2,426	2,227
Equipment	235	225	679	695
Outside data processing	711	814	2,232	2,307
Advertising	22	115	108	340
Real estate owned expense	—	238	—	515
Other	3,562	2,805	9,358	8,394
Total Non-Interest Expenses	10,753	10,351	32,251	31,478
Income before income tax expense	15,155	16,602	43,019	46,670
Income tax expense	4,483	4,737	12,600	13,068
Segment net income	$10,672	$11,865	$30,419	$33,602

Reconciliation of profit or loss
Adjustments and reconciling items	—	—	—	—
Consolidated net income	$10,672	$11,865	$30,419	$33,602

Earnings per common share - Basis	$0.81	$0.90	$2.31	$2.54
Earnings per common share - Diluted	0.79	0.87	2.25	2.47

The measure of segment assets is reported as total assets on the Consolidated Statement of Condition.

The following table presents the Company’s reported segment assets as of September 30, 2026 and December 31, 2025:

	September 30,	December 31,
	2026	2025

	(In Thousand)
Segment assets
Adjustments and reconciling items	$—	$—
Consolidated total assets	2,216,037	2,063,508

Note 13 — Recent Accounting Pronouncements

In October 2023, the FASB issued ASU 2023-06, Disclosure Improvement: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative, which incorporates several SEC disclosure requirements into US GAAP and adds interim and annual disclosure requirements to a variety of topics in the Accounting Standards Codification, including those focusing on accounting changes, earnings per share, debt and repurchase agreements. For entities subject to the SEC disclosure requirements and those “required to file or furnish financial statements with or to the SEC in preparation for the sale of or for purposes of issuing securities that are not subject to contractual restrictions on transfer,” the US GAAP requirements will be effective when the removal of the related SEC rule is effective. Early adoption is not permitted for these entities. For all other entities, the effective date will be two years later, and early adoption is permitted. That is, financial statements issued after the effective date of each amendment are required to include on a prospective basis the related disclosure incorporated into US GAAP by this ASU. However, if the SEC does not act to remove its related requirements by September 30, 2027, any related FASB amendments will be removed from the Codification and will not be effective for any entities. This Update is not expected to have a significant impact on the Company’s financial statements.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Statements contained in this report that are not historical facts may constitute forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended), which involve significant risks and uncertainties. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and is including this statement for purposes of invoking these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by the use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “plan,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain, and actual results may differ from those predicted. The Company undertakes no obligation to update these forward-looking statements in the future.

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
(x)	Changes in the monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board;
(xi)	The impacts of tariffs, sanctions and other trade policies of the United States and its global trading counterparts and the impact of changing political conditions or federal government shutdowns;
(xii)	Technological changes that may be more difficult or expensive than expected;
(xiii)	Success or consummation of new business initiatives may be more difficult or expensive than expected;
(xiv)	The inability to successfully integrate acquired businesses and financial institutions into our business operations;
(xv)	Adverse changes in the securities markets;
(xvi)	The impact of failures or disruptions in or breaches of the Company’s operational or security systems, data or infrastructure, or those of third parties, including as a result of cyberattacks or campaigns;
(xvii)	The inability of third-party service providers to perform; and
(xviii)	Changes in accounting policies and practices, as may be adopted by bank regulatory agencies or the Financial Accounting Standards Board.

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

Balance Sheet Analysis

General

Total assets increased $152.5 million, or 7.4%, to $2.2 billion at September 30, 2026, from $2.1 billion at December 31, 2025. The increase in assets was primarily due to an increase in net loans of $160.0 million, partially offset by a decrease in cash and cash equivalents of $8.5 million.

Cash and cash equivalents decreased $8.5 million, or 10.5%, to $72.6 million at September 30, 2026 from $81.2 million at December 31, 2025. The decrease in cash and cash equivalents partially funded the increase of $160.0 million in net loans.

Equity securities decreased $341,000, or 1.3%, to $26.2 million at September 30, 2026 from $26.6 million at December 31, 2025. The decrease in equity securities was attributable to market depreciation of $1.3 million due to market interest rate volatility during the nine months ended September 30, 2026, partially offset by the purchase of $1.0 million in equity securities during the nine months ended September 30, 2026.

Securities held-to-maturity increased $359,000, or 2.0%, to $18.7 million at September 30, 2026 from $18.3 million at December 31, 2025 due to the purchase of $2.0 million in municipal securities, partially offset by pay-downs of various investment securities and an increase of $9,000 to the allowance for credit losses for held-to-maturity securities.

Loans, net of the allowance for credit losses, increased $160.0 million, or 8.6%, to $2.0 billion at September 30, 2026 from $1.9 billion at December 31, 2025. The increase in loans consisted of an increase of $207.3 million in construction loans, partially offset by decreases of $37.0 million in commercial and industrial loans, $5.0 million in multi-family loans, $3.3 million in mixed-use loans, $1.6 million in non-residential loans, $104,000 in one-to-four family loans, and $15,000 in consumer loans.

During the nine months ended September 30, 2026, we originated loans totaling $966.4 million, which include commitments and funded loans, consisting primarily of $914.8 million in construction loans, $26.3 million in commercial and industrial loans, $24.0 million in multi-family loans, $675,000 in mixed-use loans, and $500,000 in non-residential loans. The $914.8 million in construction loans had $393.5 million, or 43.0%, disbursed at loan closing, with the remaining funds to be disbursed over the terms of the construction loans. These disbursements were offset by normal pay-downs and principal reductions as construction projects were completed and either condominium units were sold to end buyers or multi-family rental buildings were refinanced by other financial institutions. The commercial and industrial loans had $19.1 million, or 72.7%, disbursed at loan closing as of September 30, 2026.

The allowance for credit losses related to loans was $4.7 million at September 30, 2026 and December 31, 2025. Although our total loan portfolio increased $160.0 million, or 8.6%, from December 31, 2025 to September 30, 2026, portfolios carrying higher allowance rates due to longer terms or higher credit risks have decreased. During the nine months ended September 30, 2026, commercial and industrial loans decreased $37.0 million, or 24.6%, and residential, multi-family, mixed use and non-residential mortgage loans decreased $10.0 million, or 2.7%. These decreases were mostly offset by an increase in the construction loan portfolio, which carries a lower allowance rate, during the same period.

The allowance for credit losses for off-balance sheet commitments increased $284,000, or 32.3%, to $1.2 million at September 30, 2026 from $879,000 at December 31, 2025 due primarily to an increase of $83.1 million, or 12.2%, in off-balance sheet commitments from December 31, 2025 to September 30, 2026.

The allowance for credit losses for held-to-maturity securities increased $9,000, or 7.1%, to $135,000 at September 30, 2026 from $126,000 at December 31, 2025 due to an increase in our municipal bond portfolio.

Premises and equipment decreased $339,000, or 1.3%, to $25.0 million at September 30, 2026 from $25.4 million at December 31, 2025 primarily due to the amortization of fixed assets. Property held for investment was $1.3 million at both September 30, 2026 and December 31, 2025.

Federal Home Loan Bank stock increased by $133,000, or 32.4%, to $543,000 at September 30, 2026 from $410,000 at December 31, 2025 primarily due to an increase in our mortgage-related assets.

Bank owned life insurance (“BOLI”) increased $557,000, or 2.1%, to $27.0 million at September 30, 2026 from $26.4 million at December 31, 2025 due to increases in the BOLI cash value.

Accrued interest receivable increased $626,000, or 5.1%, to $12.9 million at September 30, 2026 from $12.2 million at December 31, 2025 due to an increase in the loan portfolio.

Right of use assets — operating decreased $542,000, or 11.6%, to $4.1 million at September 30, 2026 from $4.7 million at December 31, 2025, primarily due to depreciation of the right of use assets.

Other assets increased $603,000, or 5.5%, to $11.6 million at September 30, 2026 from $11.0 million at December 31, 2025 due to an increase of $1.3 million in suspense accounts, partially offset by decreases of $592,000 in tax assets and $146,000 in prepaid expenses.

Total deposits increased $202.7 million, or 12.5%, to $1.8 billion at September 30, 2026 from $1.6 billion at December 31, 2025. The increase in deposits was primarily due to increases in certificates of deposit of $87.8 million, or 9.8%, NOW/money market accounts of $72.8 million, or 24.1%, and non-interest-bearing deposits of $53.7 million, or 19.8%, partially offset by a decrease in savings account balances of $11.6 million, or 8.2%.

The increase of $87.8 million in certificates of deposit consisted of increases of $201.8 million, or 54.5%, in brokered certificates of deposit, partially offset by decreases of $63.5 million, or 94.0%, in non-brokered listing services certificates of deposit and $50.5 million, or 11.3%, in retail certificates of deposit.

The increase in brokered certificates of deposit was due to management’s strategy to reduce short term borrowings due to the potential for further increases in interest rates. The decrease in non-brokered listing services certificates of deposit was due to management’s strategy to reduce the cost of funds. The decrease in retail certificates of deposit was due to a shift in deposits to our retail high yield money market accounts.

Advance payments by borrowers for taxes and insurance increased $523,000, or 22.2%, to $2.9 million at September 30, 2026 from $2.4 million at December 31, 2025 due primarily to accumulation of real estate tax payments from borrowers.

Borrowings decreased $70.0 million to no borrowings at September 30, 2026 from $70.0 million at December 31, 2025 whereby $190.0 million in borrowings as of June 30, 2026 were paid off primarily in August and September 2026 to implement management’s strategy to reduce interest rate risk with less reliance on short term borrowings in a potentially rising interest rate environment.

Lease liability – operating decreased $499,000, or 10.4%, to $4.3 million at September 30, 2026 from $4.8 million at December 31, 2025, primarily due to the amortization of the lease liability.

Accounts payable and accrued expenses increased $858,000, or 5.0%, to $18.2 million at September 30, 2026 from $17.3 million at December 31, 2025 due primarily to increases in accounts payable of $674,000, deferred compensation of $424,000, the allowance for credit losses for off-balance sheet commitments of $284,000, and suspense account – loan closings of $44,000, partially offset by decreases in accrued interest expense of $504,000 and accrued expenses of $64,000.

Stockholders’ equity increased $19.0 million, or 5.4%, to $370.7 million at September 30, 2026, from $351.7 million at December 31, 2025. The increase in stockholders’ equity was due to net income of $30.4 million for the nine months ended September 30, 2026, the amortization expense of $1.6 million relating to restricted stock and stock options granted under the Company’s 2022 Equity Incentive Plan, an increase of $589,000 in earned employee stock ownership plan shares coupled with a reduction of $391,000 in unearned employee stock ownership plan shares, $37,000 in stock options exercised, and $42,000 in other comprehensive income. These increases were offset by dividends declared of $9.3 million and stock repurchases and excise taxes of $4.8 million.

Results of Operations for the Three Months Ended September 30, 2026 and 2025

Financial Highlights

Net income for the three months ended September 30, 2026 was $10.7 million compared to net income of $11.9 million for the three months ended September 30, 2025. The decrease in net income of $1.2 million, or 10.1%, between periods was primarily due to a decrease of $1.2 million in non-interest income and an increase of $402,000 in non-interest expense, partially offset by an increase of $154,000 in net interest income and a decrease of $254,000 in income tax expense.

Net Interest Income

Net interest income was $26.1 million for the three months ended September 30, 2026, as compared to $25.9 million for the three months ended September 30, 2025. The increase in net interest income of $154,000, or 0.6%, was primarily due to a decrease in interest expense that exceeded a decrease in interest income caused by a decrease in the cost of funds for interest-bearing liabilities that exceeded a decrease in the yield on interest-earning assets.

Total interest and dividend income decreased $608,000, or 1.5%, to $38.7 million for the three months ended September 30, 2026 from $39.3 million for the three months ended September 30, 2025. The decrease in interest and dividend income was due to a decrease in the yield on interest-earning assets by 61 basis points from 8.15% for the three months ended September 30, 2025 to 7.54% for the three months ended September 30, 2026, partially offset by an increase in the average balance of interest-earning assets of $123.7 million, or 6.4%, to $2.1 billion for the three months ended September 30, 2026 from $1.9 billion for the three months ended September 30, 2025.

The decrease in the yield on interest-earning assets was due to a 75 basis points decrease in the Federal Funds rate from September 2025 to December 2025, partially offset by a 25 basis points increase in the Federal Funds rate in September 2026. These interest rate movements resulted in a decrease in the yield on our construction loans and commercial and industrial loans because the interest rates on these loans are indexed to the Prime Rate and change whenever the Prime Rate changes.

Interest expense decreased $762,000, or 5.7%, to $12.6 million for the three months ended September 30, 2026 from $13.3 million for the three months ended September 30, 2025. The decrease in interest expense was due to a decrease in the cost of interest-bearing liabilities by 39 basis points from 3.91% for the three months ended September 30, 2025 to 3.52% for the three months ended September 30, 2026. The decrease in the cost of interest-bearing liabilities was offset by an increase in the average balance of interest-bearing liabilities of $62.6 million, or 4.6%, to $1.4 billion for the three months ended September 30, 2026 from $1.4 billion for the three months ended September 30, 2025.

Our net interest margin decreased 29 basis points, or 5.5%, to 5.09% for the three months ended September 30, 2026 compared to 5.38% for the three months ended September 30, 2025. The decrease in the net interest margin was due to a 75 basis points decrease in the Federal Funds rate from September 2025 to December 2025, partially offset by a 25 basis points increase in the Federal Funds rate in September 2026. These interest rate movements resulted in a decrease in the yield on interest-earning assets and a smaller decrease in the cost of funds on interest-bearing liabilities.

Credit Loss Expense

The Company recorded no credit loss expense for the three months ended September 30, 2026 and September 30, 2025.

With respect to the allowance for credit losses for loans, we charged off $37,000 during the quarter ended September 30, 2026, as compared to charge-offs of $75,000 during the quarter ended September 30, 2025. The charge-offs during the quarters ended September 30, 2026 and September 30, 2025 were against various unpaid overdrafts in our demand deposit accounts.

We recorded recoveries of $8,000 during the quarter ended September 30, 2026 compared to recoveries of $99,000 during the quarter ended September 30, 2025. The recoveries during the quarters ended September 30, 2026 and September 30, 2025 comprised of recoveries from previously charged-off unpaid overdraft on demand deposit accounts.

Non-Interest Income

The Company recorded non-interest loss of $185,000 for the three months ended September 30, 2026 compared to non-interest income of $1.0 million for the three months ended September 30, 2025. The decrease of $1.2 million, or 118.2%, in total non-interest income was primarily due to a decrease of $1.3 million in unrealized gain/(loss) on equity securities and a loss of $10,000 on the disposition of fixed assets. These were partially offset by increases of $51,000 in other loan fees and service charges, $16,000 in BOLI income, and $13,000 in miscellaneous other non-interest income.

The decrease in unrealized gain/(loss) on equity securities was due to an unrealized loss of $1.1 million on equity securities during the quarter ended September 30, 2026 compared to an unrealized gain of $170,000 on equity securities during the quarter ended September 30, 2025. The unrealized loss of $1.1 million and unrealized gain of $170,000 on equity securities during the quarters ended September 30, 2026 and 2025, respectively, were due to market interest rate volatility during both periods.

The increase of $51,000 in other loan fees and service charges was due to increases of $62,000 in ATM/debit card/ACH fees and $3,000 in deposit account fees, partially offset by a decrease of $14,000 in loan service charges and fees. The increase of $16,000 in BOLI income was due to an increase in the yield on BOLI assets. The increase of $13,000 in miscellaneous other non-interest income was due to increases in miscellaneous operating income during the quarter.

Non-Interest Expense

Non-interest expense increased $402,000, or 3.9%, to $10.7 million for the three months ended September 30, 2026 from $10.4 million for the three months ended September 30, 2025. The increase resulted primarily from increases of $757,000 in other operating expenses, $43,000 in salaries and employee benefits, $26,000 in occupancy expense, and $10,000 in equipment expense, partially offset by decreases of $238,000 in real estate owned expense, $103,000 in outside data processing expense, and $93,000 in advertising expense.

Other non-interest operating expense increased $757,000, or 27.0%, to $3.6 million for the three months ended September 30, 2026 from $2.8 million for the three months ended September 30, 2025 due mainly to increases of $844,000 in miscellaneous other non-interest expense, $64,000 in consulting fees, $60,000 in service contracts expense, $52,000 in personnel recruitment expense, $8,000 in directors compensation, $4,000 in directors, officers and employees expense, $4,000 in office supplies, and $3,000 in insurance expense. These increases were partially offset by decreases of $179,000 in regulatory fees, $46,000 in legal fees, $21,000 in telephone expense, $20,000 in audit and accounting expense, and $16,000 in dues and subscription expense.

The increase of $844,000 in miscellaneous other non-interest expense was mainly due to increases of $729,000 in miscellaneous charge-offs, $66,000 in public company expense, $48,000 in miscellaneous other non-interest expense, and $2,000 in check and correspondent bank charges, partially offset by a decrease of $1,000 in postage expense. The increase of $729,000 in miscellaneous charge-offs was due to an increase in customer fraud involving checks and debit cards.

Salaries and employee benefits increased $43,000, or 0.8%, to $5.5 million for the three months ended September 30, 2026 from $5.4 million for the three months ended September 30, 2025 primarily due to the hiring of additional personnel to support the growth of the Company and an increase in employee compensation and benefits expense in order to retain key personnel, partially offset by an increase in loan origination offset expenses.

Occupancy expense increased $26,000, or 3.5%, to $764,000 for the three months ended September 30, 2026 from $738,000 for the three months ended September 30, 2025 primarily due to repairs and maintenance at various offices and increased utilities cost.

Equipment expense increased $10,000, or 4.4%, to $235,000 for the three months ended September 30, 2026 from $225,000 for the three months ended September 30, 2025 due to the purchases of equipment to support the increase in employees.

Real estate owned expense decreased $238,000 to none for the three months ended September 30, 2026 from $238,000 for the three months ended September 30, 2025 due to the sale of the Pittsburgh real estate owned property in December 2025. The $238,000 real estate owned expense during the third quarter of 2025 comprised mainly of charge-offs of $222,000 and operating expense of the Pittsburgh property. The write down of $222,000 on the fair market value of a foreclosed property during the three months ended September 30, 2025 was due to the deterioration of the office occupancy rate in the Pittsburgh business district office market due to workers continuing to work remotely post pandemic and the high operating expenses due to inflation.

Outside data processing expense decreased $103,000, or 12.7%, to $711,000 for the three months ended September 30, 2026 from $814,000 for the three months ended September 30, 2025 due to a reduction in one-time initial fees for new services.

Advertising expense decreased $93,000, or 80.9%, to $22,000 for the three months ended September 30, 2026 from $115,000 for the three months ended September 30, 2025 due to a decrease in various marketing campaigns.

Income Taxes

We recorded income tax expense of $4.5 million and $4.7 million for the three months ended September 30, 2026 and 2025, respectively. For the three months ended September 30, 2026, we had approximately $259,000 in tax exempt income, compared to approximately $216,000 in tax exempt income for the three months ended September 30, 2025. Our effective income tax rate was 29.6% for the three months ended September 30, 2026 compared to 28.5% for the three months ended September 30, 2025.

Results of Operations for the Nine Months Ended September 30, 2026 and 2025

Financial Highlights

Net income for the nine months ended September 30, 2026 was $30.4 million compared to net income of $33.6 million for the nine months ended September 30, 2025. The decrease in net income of $3.2 million, or 9.5%, between periods was primarily due to a decrease of $1.9 million in non-interest income, an increase of $773,000 in non-interest expense, an increase of $623,000 in credit loss expense, and a decrease of $401,000 in net interest income, partially offset by a decrease of $468,000 in income tax expense.

Net Interest Income

Net interest income was $74.9 million for the nine months ended September 30, 2026 as compared to $75.3 million for the nine months ended September 30, 2025. The decrease in net interest income of $401,000, or 0.5%, was primarily due to a decrease in interest income that exceeded a decrease in interest expense and a decrease in the yield on interest earning assets, partially offset by a smaller decrease in the cost of funds for interest bearing liabilities.

Total interest and dividend income decreased $4.8 million, or 4.2%, to $110.7 million for the nine months ended September 30, 2026 from $115.5 million for the nine months ended September 30, 2025. The decrease in interest and dividend income was due to a decrease in the yield on interest earning assets by 61 basis points from 8.10% for the nine months ended September 30, 2025 to 7.50% for the nine months ended September 30, 2026, partially offset by an increase in the average balance of interest earning assets of $67.9 million, or 3.6%, to $2.0 billion for the nine months ended September 30, 2026 from $1.9 billion for the nine months ended September 30, 2025.

The decrease in the yield on interest-earning assets was due to a 75 basis points decrease in the Federal Funds rate from September 2025 to December 2025, partially offset by a 25 basis points increase in the Federal Funds rate in September 2026. These interest rate movements resulted in a decrease in the yield on our construction loans and commercial and industrial loans because the interest rates on these loans are indexed to the Prime Rate and change whenever the Prime Rate changes.

Interest expense decreased $4.4 million, or 11.0%, to $35.8 million for the nine months ended September 30, 2026 from $40.2 million for the nine months ended September 30, 2025. The decrease in interest expense was due to a decrease in the cost of interest bearing liabilities by 47 basis points from 3.95% for the nine months ended September 30, 2025 to 3.48% for the nine months ended September 30, 2026, partially offset by an increase in average interest bearing liabilities of $12.5 million, or 0.9%, to $1.4 billion for the nine months ended September 30, 2026 from $1.4 billion for the nine months ended September 30, 2025.

Net interest margin decreased 21 basis points, or 4.0%, to 5.07% for the nine months ended September 30, 2026 compared to 5.28% for the nine months ended September 30, 2025. The decrease in the net interest margin was due to a 75 basis points decrease in the Federal Funds rate from September 2025 to December 2025, partially offset by a 25 basis points increase in the Federal Funds rate in September 2026. These interest rate movements resulted in a decrease in the yield on interest-earning assets and a smaller decrease in the cost of funds on interest-bearing liabilities.

Credit Loss Expense

The Company recorded a credit loss expense of $860,000 for the nine months ended September 30, 2026 compared to a credit loss expense of $237,000 for the nine months ended September 30, 2025. The credit loss expense of $860,000 for the nine months ended September 30, 2026 was comprised of credit loss expense for loans of $568,000, credit loss expense for off-balance sheet commitments of $283,000, and credit loss expense for held-to-maturity securities of $9,000. The credit loss expense of $237,000 for the nine months ended September 30, 2025 was comprised of credit loss expense for loans of $62,000 and credit loss expense for off-balance sheet commitments of $175,000.

The credit loss expense for loans of $568,000 for the nine months ended September 30, 2026 was primarily due to an increase in the loan portfolio and replenishment of the allowance for credit losses due to charge-offs totaling $584,000.

The credit loss expense for off-balance sheet commitments of $283,000 for the nine months ended September 30, 2026 was primarily due to an increase in unfunded off-balance sheet commitments. The credit loss expense for held-to-maturity securities of $9,000 for the nine months ended September 30, 2026 was primarily due to an increase in the municipal bond portfolio.

The credit loss expense for loans of $62,000 for the nine months ended September 30, 2025 was primarily due to an increase in the multi-family loan portfolio. The credit loss expense for off-balance sheet commitments of $175,000 for the nine months ended September 30, 2025 was primarily due to an increase in unfunded off-balance sheet commitments.

With respect to the allowance for credit losses for loans, we charged off $584,000 during the nine months ended September 30, 2026 as compared to charge-offs of $678,000 during the nine months ended September 30, 2025. The charge-offs during the nine months ended September 30, 2026 comprised of $500,000 against a commercial and industrial loan and $84,000 against various unpaid overdrafts in our demand deposit accounts. The charge-offs during the nine months ended September 30, 2025 were against various unpaid overdrafts in our demand deposit accounts.

We recorded recoveries of $8,000 during the nine months ended September 30, 2026 compared to recoveries of $534,000 during the nine months ended September 30, 2025. The recoveries during the quarter ended September 30, 2026 comprised of recoveries from previously charged-off unpaid overdraft on demand deposit accounts. The recoveries of $534,000 during the nine months ended September 30, 2025 comprised of recoveries of $350,000 with respect to a previously charged-off non-residential mortgage loan and $184,000 from previously charged-off unpaid overdrafts on demand deposit accounts.

Non-Interest Income

Non-interest income for the nine months ended September 30, 2026 was $1.3 million compared to non-interest income of $3.1 million for the nine months ended September 30, 2025. The decrease of $1.9 million, or 59.7%, in total non-interest income was primarily due to decreases of $1.9 million in unrealized gain/(loss) on equity securities, $82,000 in other loan fees and service charges, and a loss of $10,000 on the disposition of fixed assets, partially offset by increases of $57,000 in miscellaneous other non-interest income and $43,000 in BOLI income.

The decrease in unrealized gain on equity securities was due to an unrealized loss of $1.3 million on equity securities during the nine months ended September 30, 2026 compared to an unrealized gain of $521,000 on equity securities during the nine months ended September 30, 2025. Both the unrealized loss of $1.3 million on equity securities during the 2026 period and the unrealized gain of $521,000 on equity securities during the 2025 period were due to market interest rate volatility during both periods.

The decrease of $82,000 in other loan fees and service charges was due to a decrease of $240,000 in other loan fees and loan servicing fees, partially offset by an increase of $154,000 in ATM/debit card/ACH fees and $3,000 in deposit account fees. The increase of $57,000 in miscellaneous other non-interest income was due to increases in miscellaneous operating income during the quarter. The increase in BOLI income of $43,000 was due to an increase in the yield on BOLI assets.

Non-Interest Expense

Non-interest expense increased $773,000, or 2.5%, to $32.3 million for the nine months ended September 30, 2026 from $31.5 million for the nine months ended September 30, 2025. The increase resulted primarily from increases of $965,000 in other operating expenses, $448,000 in salaries and employee benefits, and $199,000 in occupancy expense, partially offset by decreases of $515,000 in real estate owned expense, $232,000 in advertising expense, $76,000 in outside data processing expense, and $16,000 in equipment expense.

Other non-interest expense increased $965,000, or 11.5%, to $9.4 million for the nine months ended September 30, 2026 from $8.4 million for the nine months ended September 30, 2025 due mainly to increases of $1.2 million in miscellaneous other non-interest expense, $120,000 in service contract expense, $87,000 in consulting fees, $37,000 in insurance expense, $37,000 in directors, officers, and employee expense, $28,000 in directors compensation, and $11,000 in personnel recruitment expense. These increases were partially offset by decreases of $368,000 in regulatory fees, $61,000 in audit and accounting fees, $60,000 in telephone expense, $34,000 in dues and subscriptions expense, $25,000 in office supplies expense, and $3,000 in legal fees.

The increase of $1.2 million in miscellaneous other non-interest expense was mainly due to increases of $1.1 million in miscellaneous charge-offs, $112,000 in public company expenses, and $24,000 in check and correspondent bank charges, partially offset by decreases of $4,000 in postage expense and $3,000 in miscellaneous other non-interest expense. The increase of $1.1 million in miscellaneous charge-offs was due to an increase in customer fraud involving checks and debit cards.

Salaries and employee benefits increased $448,000, or 2.6%, to $17.4 million for the nine months ended September 30, 2026 from $17.0 million for the nine months ended September 30, 2025 primarily due to the hiring of additional personnel to support the growth of the Company and an increase in employee compensation and benefits expense in order to retain key personnel, partially offset by an increase in loan origination offset expenses.

Occupancy expense increased $199,000, or 8.9%, to $2.4 million for the nine months ended September 30, 2026 from $2.2 million for the nine months ended September 30, 2025 primarily due to repairs and maintenance at various offices and increased utilities cost.

Real estate owned expense decreased $515,000 to none for the nine months ended September 30, 2026 from $515,000 for the nine months ended September 30, 2025 due to the sale of two real estate owned properties during 2025, with the Bronx real estate owned property sold in June 2025 and the Pittsburgh real estate owned property sold in

December 2025. The $515,000 real estate owned expense in 2025 comprised mainly of closing costs of $231,000 associated with the sale of the Bronx property, charge-offs of $222,000 on the Pittsburgh property, and operating costs of the Pittsburgh property. The write down of $222,000 on the fair market value of the Pittsburgh property was due to the deterioration of the office occupancy rate in the Pittsburgh business district office market due to workers continuing to work remotely post pandemic and the high operating expenses due to inflation.

Advertising expense decreased $232,000, or 68.2%, to $108,000 for the nine months ended September 30, 2026 from $340,000 for the nine months ended September 30, 2025 due to a decrease in various marketing campaigns. Outside data processing expense decreased nominally by $76,000, or 3.3%, to $2.2 million for the nine months ended September 30, 2026 from $2.3 million for the nine months ended September 30, 2025. Equipment expense also decreased nominally by $16,000, or 2.3%, to $679,000 for the nine months ended September 30, 2026 from $695,000 for the nine months ended September 30, 2025.

Income Taxes

We recorded income tax expense of $12.6 million and $13.1 million for the nine months ended September 30, 2026 and 2025, respectively. For the nine months ended September 30, 2026, we had approximately $759,000 in tax exempt income, compared to approximately $630,000 in tax exempt income for the nine months ended September 30, 2025. Our effective income tax rates were 29.3% and 28.0% for the nine months ended September 30, 2026 and 2025, respectively.

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

	Three Months Ended September 30,
	2026			2025
	Average	Interest and	Yield/	Average	Interest and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost

Loans receivable	$1,962,183	$37,858	7.72%	$1,826,726	$38,281	8.38%
Securities	45,008	323	2.87	39,901	275	2.76
Federal Home Loan Bank stock	543	8	5.89	1,070	7	2.62
Other interest-earning assets	44,799	482	4.30	61,177	716	4.68
Total interest-earning assets	2,052,533	38,671	7.54	1,928,874	39,279	8.15
Allowance for credit losses	(4,752)			(4,724)
Non-interest-earning assets	90,933			91,219
Total assets	$2,138,714			$2,015,369

Interest bearing demand	$377,489	$2,894	3.07%	$298,408	$2,559	3.43%
Savings and club accounts	130,622	657	2.01	134,258	730	2.17
Certificates of deposit	798,602	7,858	3.94	807,285	8,640	4.28
Interest-bearing deposits	1,306,713	11,409	3.49	1,239,951	11,929	3.85
Borrowed money	$121,146	1,169	3.86	125,346	1,411	4.50
Interest-bearing liabilities	1,427,859	12,578	3.52	1,365,297	13,340	3.91
Non-interest-bearing demand	316,512			284,100
Other non-interest-bearing liabilities	24,473			23,046
Total liabilities	1,768,844			1,672,443
Equity	369,870			342,926
Total liabilities and equity	$2,138,714			$2,015,369
Net interest income/interest spread		$26,093	4.01%		$25,939	4.24%
Net interest margin			5.09%			5.38%
Net interest-earning assets	$624,674			$563,577
Average interest-earning assets to interest-bearing liabilities	143.75%			141.28%

	Nine Months Ended September 30,
	2026			2025
	Average	Interest and	Yield/	Average	Interest and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost

Loans receivable	$1,871,662	$108,074	7.70%	$1,783,195	$111,903	8.37%
Securities	45,158	966	2.85	38,176	775	2.71
Federal Home Loan Bank stock	497	22	5.90	637	23	4.81
Interest-bearing deposits	51,729	1,638	4.22	79,145	2,824	4.76
Total interest-earning assets	1,969,046	110,700	7.50	1,901,153	115,525	8.10
Allowance for credit losses	(4,692)			(4,892)
Non-interest-earning assets	91,797			94,435
Total assets	$2,056,151			$1,990,696

Interest bearing demand	$349,140	$7,999	3.05%	$290,663	$7,405	3.40%
Savings and club accounts	133,457	1,989	1.99	138,116	2,221	2.14
Certificates of deposit	803,627	23,433	3.89	860,890	28,289	4.38
Interest-bearing deposits	1,286,224	33,421	3.46	1,289,669	37,915	3.92
Borrowed money	85,718	2,402	3.74	69,812	2,332	4.45
Interest-bearing liabilities	1,371,942	35,823	3.48	1,359,481	40,247	3.95
Non-interest-bearing demand	297,161			276,529
Other non-interest-bearing liabilities	23,754			20,433
Total liabilities	1,692,857			1,656,443
Equity	363,294			334,253
Total liabilities and equity	$2,056,151			$1,990,696

Net interest income/interest spread		$74,877	4.01%		$75,278	4.15%
Net interest margin			5.07%			5.28%
Net interest-earning assets	$597,104			$541,672
Average interest-earning assets to interest-bearing liabilities	143.52%			139.84%

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

	Three Months Ended 9/30/2026
	Compared to
	Three Months Ended 9/30/2025
	Increase (Decrease)
	Due to
	Volume	Rate	Total

	(Dollars in thousands)
Interest income:
Loans receivable	$2,730	$(3,153)	$(423)
Securities	36	12	48
Federal Home Loan Bank stock	(5)	6	1
Other interest-earning assets	(180)	(54)	(234)
Total	$2,581	$(3,189)	$(608)
Interest expense:
Interest bearing demand deposit	$627	$(292)	$335
Savings accounts	(19)	(54)	(73)
Certificates of deposits	(92)	(690)	(782)
Borrowed money	(46)	(196)	(242)
Total	470	(1,232)	(762)
Net change in net interest income	$2,111	$(1,957)	$154

	Nine Months Ended 9/30/2026
	Compared to
	Nine Months Ended 9/30/2025
	Increase (Decrease)
	Due to
	Volume	Rate	Total

	(Dollars in thousands)
Interest income:
Loans receivable	$5,382	$(9,211)	$(3,829)
Securities	148	43	191
Federal Home Loan Bank stock	(6)	5	(1)
Interest-bearing deposits	(895)	(291)	(1,186)
Total	$4,629	$(9,454)	$(4,825)
Interest expense:
Interest bearing demand deposit	$1,390	$(796)	$594
Savings accounts	(73)	(159)	(232)
Certificates of deposits	(1,803)	(3,053)	(4,856)
Borrowed money	481	(411)	70
Total	(5)	(4,419)	(4,424)
Net change in net interest income	$4,634	$(5,035)	$(401)

Asset Quality

The following table sets forth information with respect to our non-performing assets at the dates indicated.

	September 30,	December 31,
	2026	2025

	(Dollars in thousands)
Total non-accrual loans	$17,444	$—
Total accruing loans past due 90 days or more	—	—
Total non-performing loans	17,444	—
Real estate owned	—	—
Total non-performing assets	$17,444	$—
Total non-performing loans to total loans	0.86%	—%
Total non-performing assets to total assets	0.79%	—%

Non-performing assets totaled $17.4 million at September 30, 2026 compared to no non-performing assets at December 31, 2025. The non-performing assets at September 30, 2026 consisted of one construction loan totaling $13.9 million and two commercial and industrial loans totaling $3.5 million that are in foreclosure and are secured by a seven story multi-family building with 63 apartment units and one ground floor commercial space occupied by a supermarket, located in the Bronx, New York. We do not currently anticipate any losses on these three loans because we believe the outstanding loan balance is sufficiently collateralized by the value of the security property.

During the nine months ended September 30, 2026 and 2025, we did not collect any interest income from loans that were in non-accrual status.

From time to time, as part of our loss mitigation strategy, we may modify loans to borrowers in financial distress by providing principal forgiveness, term extension, an other-than-insignificant payment delay, or interest rate reduction. When principal forgiveness is provided, the amount of forgiveness is charged off against the allowance for credit losses.

There were no new loan modifications to borrowers experiencing financial difficulties during the three months ended September 30, 2026 or 2025. During the nine months ended September 30, 2026, there were modifications to the aforementioned three loans totaling $17.4 million to one borrower experiencing financial difficulty whereby the weighted average contractual interest rates of the three loans were reduced to 5.75% from 8.75%. There were no loans modified to borrowers experiencing financial difficulty during the nine months ended September 30, 2025.

The following table sets forth an analysis of the activity in the allowance for credit losses related to loans for the periods indicated:

	September 30,	December 31,
	2026	2025

	(Dollars In Thousands)
Allowance at beginning of period	$4,731	$4,830
Provision for credit losses	569	(272)
Net Charge-offs (recovery):
Residential real estate loans:
One- to four-family	—	—
Multifamily	—	—
Mixed-use	—	—
Total residential real estate loans	—	—
Non-residential real estate loans	—	(350)
Construction loans	—	(334)
Commercial and industrial loans	500	—
Consumer loans	77	511
Total net charge-offs (recovery)	577	(173)
Allowance at end of period	$4,723	$4,731
Total loans outstanding	$2,020,340	$1,860,334
Average loans outstanding	1,871,662	1,805,645
Ratio of allowance to non-performing loans	27.08%	—%
Ratio of allowance to total loans	0.23%	0.25%
Ratio of net charge-offs (recovery) to average loans	0.03%	(0.01)%
Non-performing loans	$17,444	$—

The Company’s allowance for credit losses related to loans totaled $4.7 million, or 0.23% of total loans as of September 30, 2026 compared to $4.7 million, or 0.25% of total loans as of December 31, 2025. In addition, the Company’s allowance for credit losses related to off-balance sheet commitments totaled $1.2 million as of September 30, 2026 compared to $879,000 at December 31, 2025. The allowance for credit losses related to held-to-maturity debt securities totaled $135,000 at September 30, 2026 compared to $126,000 at December 31, 2025.

The allowance for credit losses related to loans decreased $8,000 to $4.7 million at September 30, 2026 from $4.7 million at December 31, 2025 due primarily to charge-offs totaling $584,000, partially offset by provision for credit losses of $568,000 due to replenishment of the allowance for credit losses due to charge-offs totaling $584,000 and recoveries of $8,000.

The allowance for credit losses related to off-balance sheet commitments increased $284,000 to $1.2 million at September 30, 2026 from $879,000 at December 31, 2025 due to a provision for credit losses of $284,000 due to an increase of $83.1 million, or 12.2%, in outstanding commitments to $762.8 million at September 30, 2026 from $679.7 million at December 31, 2025.

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

Our Cash Liquidity ratio, On Balance Sheet Liquidity ratio, and On Balance Sheet Liquidity & Borrowing Capacity ratio averaged 4.0%, 6.6%, and 56.1%, respectively, for the nine months ended September 30, 2026 compared to 5.0%,

7.4%, and 59.9%, respectively, for the year ended December 31, 2025. We adjust our liquidity levels to fund deposit outflows, pay real estate taxes on real estate loans, repay our borrowings, and fund loan commitments. We also adjust liquidity as appropriate to meet asset and liability management objectives.

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

As of September 30, 2026, the Company’s ratios of Cash and Borrowing Capacity/Total Non-Contractual Deposits and Cash, Borrowing Capacity and Sourced Deposits Capacity/Total Non-Contractual Deposits were 87.5% and 114.2%, respectively.  These figures demonstrate that the Company has sufficient liquidity resources to meet sudden and unexpected deposit outflow.

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

Our primary investing activities are the origination of construction loans, commercial and industrial loans, multifamily loans, and to a lesser extent, mixed-use real estate loans and other loans. For the nine months ended September 30, 2026 and 2025, our loan originations totaled $966.4 million and $714.3 million, respectively. Cash received from the maturities and pay-downs on securities totaled $1.6 million and $814,000 for the nine months ended September 30, 2026 and 2025, respectively. We purchased $2.0 million in municipal securities and $1.0 million in equity securities during the nine months ended September 30, 2026 compared to purchases of $2.5 million in municipal securities and $3.0 million in equity securities during the nine months ended September 30, 2025.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Reserve Bank of New York (“FRBNY”) whereby the Bank pledged eligible loans under the Borrower-in-Custody program of the FRBNY allowing the Bank to borrow from the Discount Window at the FRBNY. We had an available borrowing limit of $1.0 billion and $768.8 million from the FRBNY at September 30, 2026 and December 31, 2025, respectively. We had no FRBNY borrowings at September 30, 2026 compared to $70.0 million in FRBNY borrowings at December 31, 2025.

As a member of the Federal Home Loan Bank of New York (“FHLB-NY”), we are required to own capital stock in the FHLB-NY and are authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to credit-worthiness have been met. In February 2026, we withdrew our pledged eligible loans from the FHLB-NY’s advance program and are in the process of pledging these eligible loans with the FRBNY to increase our borrowing capacity with the FRBNY. Due to the withdrawal of pledged eligible loans from the FHLB-NY, we no longer have any borrowing capacity at the FHLB-NY at September 30, 2026 compared to borrowing capacity at the FHLB-NY of $35.8 million at December 31, 2025. We had no FHLB-NY advances at September 30, 2026 and December 31, 2025.

In addition, we are party to a loan agreement with ACBB under which we can borrow up to $8.0 million in short-term borrowings. There were no outstanding borrowings with ACBB at September 30, 2026 and December 31, 2025.

At September 30, 2026, we had unfunded commitments on construction and multi-family mortgage loans of $534.4 million, outstanding commitments to originate loans of $139.8 million, unfunded commitments under commercial and industrial loans lines of credit of $74.9 million, and unfunded standby letters of credit of $13.8 million. At September 30, 2026, certificates of deposit scheduled to mature in less than one year totaled $930.8 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In the event a significant portion of our deposits are not retained by us, we will have to utilize other funding sources, such as various types of sourced deposits, or Federal Reserve Bank borrowings, in order to maintain our level of assets. Alternatively, we could reduce our level of liquid assets, such as our cash and cash equivalents. In addition, the cost of such deposits may be significantly higher or lower depending on market interest rates at the time of renewal.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its stockholders and for the repurchase, if any, of its shares of common stock. At September 30, 2026, the Company had liquid assets of $2.7 million and $1.9 million in loan participations originated by the Bank which are held by the Company.

Off-Balance Sheet Arrangements

For the three and nine months ended September 30, 2026, we did not engage in any off-balance sheet transactions reasonably likely to have a material adverse effect on our financial condition, results of operations or cashflows.

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

Our objective is to manage our interest rate risk by determining whether a given movement in interest rates affects our net interest income and the market value of our portfolio equity in a positive or negative way and to execute strategies to maintain interest rate risk within established limits. The results at September 30, 2026 indicate the level of risk within the parameters of our model. Our management believes that the September 30, 2026 results indicate a profile that reflects interest rate risk exposures in both rising and declining rate environments for both net interest income and economic value.

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

If the results produce quantifiable interest rate risk exposure beyond our limits, then the testing will have served as a monitoring mechanism to allow us to initiate asset/liability strategies designed to reduce and therefore mitigate interest rate risk. The table below sets forth an approximation of our interest rate risk exposure. The simulation uses projected repricing of assets and liabilities at September 30, 2026. The income simulation analysis presented represents a one-year impact of the interest scenario assuming a static balance sheet. Various assumptions are made regarding the prepayment speed and optionality of loans, investment securities and deposits, which are based on analysis and market information. The assumptions regarding optionality, such as prepayments of loans and the effective lives and repricing of non-maturity deposit products, are documented periodically through evaluation of current market conditions and historical correlations to our specific asset and liability products under varying interest rate scenarios.

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

The table below sets forth, as of September 30, 2026, NorthEast Community Bank’s net portfolio value, the estimated changes in our net portfolio value and net interest income that would result from the designated instantaneous parallel changes in market interest rates.

	Twelve Month
	Net Interest Income	Net Portfolio Value
	Percent		Percent
Change in Interest Rates (Basis Points)	of Change	Estimated NPV	of Change
+200	17.38%	$384,994	(2.34)%
+100	8.74	390,248	(1.01)
0	—	394,217	—
-100	(9.63)	395,158	0.24
-200	(19.31)%	393,119	(0.28)%

As of September 30, 2026, based on the scenarios above, net interest income would increase by approximately 8.74% to 17.38%, over a one-year time horizon in a rising interest rate environment. One-year net interest income would decrease by approximately 9.63% to 19.31% in a declining interest rate environment over the same period.

Economic value at risk would be positively impacted by a rise in interest rates and negatively impacted by a decline in interest rates. We have established an interest rate floor of zero percent for measuring interest rate risk. The difference between the two results reflects the relatively long terms of a portion of our assets which is captured by the economic value at risk but has less impact on the one-year net interest income sensitivity.

Overall, our September 30, 2026 results indicate that we are adequately positioned with an acceptable net interest income and economic value at risk and that all interest rate risk results continue to be within our policy guidelines.

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

Item 1A. Risk Factors

For information regarding the Company’s risk factors, refer to “Item 1A: Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission on March 13, 2026. As of September 30, 2026, the risk factors of the Company have not changed materially from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

The following table provides information on repurchases by the Company of its common stock under the Company’s stock repurchase program during the three months ended September 30, 2026:

			Total Number of Shares	Maximum Number of
			Purchased as Part of	Shares that May Yet Be
	Total Number of	Average Price Paid	Publicly Announced	Purchased Under the
Period	Shares Purchased	Per Share	Plans or Programs	Plans or Programs
July 1 - 31, 2026	-	$-	-	1,160,541
August 1 - 31, 2026	-	-	-	1,160,541
September 1 - 30, 2026	-	-	-	1,160,541
Total	-		-

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended September 30, 2026, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

Item 6. Exhibits

See Exhibit Index.

EXHIBIT INDEX

Exhibit No.	Description
10.1†	Employment Agreement by and between NorthEast Community Bancorp, Inc., NorthEast Community Bank and Ryan Casey+
10.2†	Participation Agreement Under the NorthEast Community Bank Supplemental Executive Retirement Plan, dated as of October 1, 2026, by and between NorthEast Community Bank and Ryan Casey+

31.1†	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of NorthEast Community Bancorp, Inc.

31.2†	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of NorthEast Community Bancorp, Inc.

32.0†

Certification of Chief Executive Officer and Chief Financial Officer of NorthEast Community Bancorp, Inc. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.0†

The following materials from the Company’s Quarterly Report to Stockholders on Form 10-Q for the quarter ended September 30, 2026, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholder’s Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

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

†  Filed herewith.

+  Management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

Date: November 6, 2026

NORTHEAST COMMUNITY BANCORP, INC.

By:	/s/ Kenneth A. Martinek
Name:	Kenneth A. Martinek
Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Donald S. Hom
Name:	Donald S. Hom
Title:	Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)